Form 10QSB
period 1995-03-31
BLACK WARRIOR WIRELINE CORP
filed 1995-05-15
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . __________________
     _________________.

Commission File Number 0-18754

                          Black Warrior Wireline Corp.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                              11-2904094
 --------------------------------                          --------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)


               3748 Highway 45 North, Columbus, Mississippi 39701
               --------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (601) 329-1047
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Indicate by a check mark whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Issuer was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X            NO
                              -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at May 12, 1995
 ------------------------                         ------------------------------
  Common Stock, par value                                  14,169,258 shares
      $.0005 per share

                          BLACK WARRIOR WIRELINE CORP.

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX


PART I -- FINANCIAL INFORMATION
                                                                            Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets -- March 31, 1995
                  and December 31, 1994                                       3

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1995 and 1994                  4

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1995 and 1994                  5

                  Notes to Financial Statements --
                  Three Months Ended March 31, 1995 and 1994                  6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10

PART I -- FINANCIAL INFORMATION
   Item 1.   Financial Statements

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,     December 31,
                                                                                        1995           1994
                                       ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    89,725    $    40,453
   Accounts receivable, less allowance for
   doubtful  accounts of $117,540
                                                                                       855,433        875,012
   Inventories                                                                         227,545        228,193
   Prepaid expenses                                                                     72,884         73,754
   Federal income tax receivable                                                        80,432         80,432
   Other Receivables                                                                                   20,435
                                                                                     ---------      ---------
        Total current assets                                                         1,326,019      1,318,279

Property, plant & equipment, less accumulated
   depreciation of $3,267,372 and $3,200,235 at
   March 31, 1995 and December 31, 1994                                              1,342,942      1,380,157
Other assets                                                                             3,535          3,839
                                                                                     ---------      ---------
        Total assets                                                                $2,672,496     $2,702,275
                                                                                     =========      =========


                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                $   827,461    $   867,815
   Accrued salaries and vacation                                                        76,698         61,721
   Accrued interest payable                                                          1,404,023      1,276,675
   Other accrued expenses                                                              145,300        155,958
   Notes payable to bank                                                                90,356         82,227
   Notes payable, related parties                                                      636,331        623,531
   Current maturities of long-term debt and
     capital lease obligations                                                       2,151,778      2,151,444
                                                                                     ---------      ---------
        Total current liabilities                                                    5,331,948      5,219,371

Long-term debt and capital lease obligations,
      less current maturities                                                          341,722        237,341
                                                                                     ---------      ---------
        Total liabilities                                                            5,673,670      5,456,712

Common stock, par value $.0005 per share,
     50,000,000 shares authorized, 14,169,258
     shares issued at March 31, 1995                                                     7,084          7,084
Additional paid-in capital                                                           1,992,695      1,992,695
Accumulated deficit                                                                 (4,417,559)    (4,170,823)
Treasury stock, at cost, 814,626 shares                                               (583,393)      (583,393)
                                                                                     ---------      ---------
        Total stockholders' equity                                                  (3,001,174)    (2,754,437)
                                                                                     ---------      ---------
        Total liabilities and stockholders' deficit                                 $2,672,496     $2,702,275
                                                                                     =========      =========

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                             ---------------------------
                                               March 31,       March 31,
                                                 1995            1994

Net Revenues                                $  1,525,319    $  1,492,171

Operating costs and expenses                  (1,456,384)     (1,516,671)

Depreciation and amortization expense           (191,439)       (213,362)
                                               ----------      ----------
                  Operating income (loss)       (122,505)       (237,862)

Interest expense and amortization
     of debt discount and expense               (150,332)        (85,883)

Other income                                      25,509          45,556
                                               ----------      ----------
                  Net income (loss)         $   (247,328)   $   (278,189)
                                               ==========      ==========
Earnings (loss) per average common          $      (0.02)   $      (0.02)
     share
Average common and common equivalent
     shares outstanding                       14,169,258      14,169,258
                                               ==========      ==========

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                    -----------------------
                                                     March 31,    March 31,
                                                       1995         1994

Net cash flows from operating activities:           $  53,890    $  (4,823)
                                                    ---------    ----------
Cash flows used in investing activities:
     Proceeds from the sale of fixed assets            38,750       13,600
     Acquisition of property,
          plant and equipment                        (169,012)     (94,191)
                                                    ---------    ----------
     Net cash flow provided
          by investing activities                    (130,262)     (80,591)
                                                    ---------    ----------
Cash flows provided by financing activities:
     Increase in notes payable                        194,234      114,347
     Reductions in notes payable                      (68,590)     (73,183)
                                                    ---------    ----------
     Net cash flow used in financing activities       125,644       41,164

Net increase (decrease) in cash                        49,272      (44,250)
Cash - beginning of period                             40,453       60,816
                                                    ---------    ----------
Cash - end of period                                $  89,725    $  16,566
                                                    =========    ==========

Supplemental disclosure of cash flow information:
          Interest paid                             $  21,747    $  15,550
          Taxes paid                                $       0    $       0

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 should be read in conjunction with this document.

2.  LONG-TERM DEBT

     The Company is in default of its 14% subordinated debenture and 13% convertible subordinated debenture agreements due to its failure to make scheduled principal and interest payments. Debenture holders representing $800,000 of the 14% subordinated debentures outstanding at December 31, 1994 and 1993 have notified the Company of default and requested immediate payment of the entire outstanding balance. In accordance with the default provisions in the 14% subordinated debenture and 13% subordinated debenture agreements, the stated interest rate was increased to 2% per month effective November 30, 1991 and June 30, 1992, respectively. The default on the 14% debentures has caused the Company to be in violation of certain covenants related to the 13% convertible subordinated debentures.

     In addition, the Company is in violation of several other covenants related to the 14% and 13% subordinated debenture agreements, including, but not limited to, timely payment of taxes and compliance with provisions and terms of all material agreements and commitments. Although the remaining 14% debenture holders and the 13% debenture holders have not notified the Company regarding acceleration of payment, the debenture holders have the right to require immediate payment. Accordingly, the entire balances of the debentures have been classified as current liabilities.

     Under the covenants of the debenture agreements, the Company is prohibited from declaring or paying any dividends to stockholders as long as the debentures are in default.

3.   NOTES PAYABLE - RELATED PARTIES

     In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company, whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. At March 31, 1995, the Company owed the partnership $289,293.

     The Company had an outstanding balance of $347,037 in notes payable at March 31, 1995 to the President of the Company and his spouse. These notes are collateralized by certain assets of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company experienced a net loss of $247,328 for the first three months of 1995 as compared to a net loss of $278,189 for the same period of 1994. This slight improvement was the result of a more than 30% reduction in operating expenses of the Company in the Black Warrior Basin. During this same period, however, the Company's Boone division, which operates in the Permian Basin of Texas and New Mexico, exceeded its expense budget on several jobs. Tighter cost accounting control measures have been instituted to reduce expenditures on future jobs and restore profitability.

         Revenues increased by $33,148, or 2%, to $1,525,319 for the first three months of 1995 as compared to $1,492,171 in the same period of 1994. This increase is the direct result of the services performed for a major directional drilling contractor in the Permian Basin. Revenues in this region increased 8.5% from the first quarter of 1994 and 5% from the end of 1994. Revenues by business line are summarized below:

                                    Three Months Ended
                                 -----------------------
                                  March 31,    March 31,
                                    1995         1994
                                 -----------------------

Wireline services (logging,      $1,124,847   $1,018,922
   perforating, crane rental)
Completion (workover services)      345,806      382,980
Tools and Packers (sales and
   rentals of bridge plugs)          54,667       90,269
                                  ---------    ---------
Total                            $1,525,319   $1,492,171
                                  =========    =========


         Costs and expenses decreased $60,287 for the first three months of 1995 as compared to 1994. This decrease was due in large part to a reduction in insurance expense related to workman's compensation. Salaries and benefits decreased $35,257 for the first quarter of 1995 with the total number of employees decreasing to 91 at March 31, 1995 from 94 at March 31, 1994.

         Interest expense increased by $64,449 for the first quarter of 1995. Three to five year notes were used to purchase new vehicles during the last quarter of 1994 and early in 1995. Net new borrowings for the first quarter of 1995 totaled $194,234. Interest on the new debt ranged from prime to 11.75%.

         Changes in the oil and gas industry induced the Company to reevaluate its strengths and weaknesses. Resources are being redirected around services in which the Company maintains key competitive advantages. This evaluation has revealed potential opportunities in the oil and gas industry which the Company hopes to fully explore. For instance, the Company has developed an alliance with a major drilling contractor providing horizontal drilling services to the Permian Basin of Texas and New Mexico. Demand for such services is strong and the Company expects this demand to increase. Also, the first horizontal well ever drilled in the coal bed fields of the Black Warrior Basin will be attempted in June of 1995. If successful, this will stimulate additional activity in a region which has been declining for several years. The Company maintains a strong presence in this market and feels it is positioned to take full advantage of this new opportunity. Finally, the Company is submitting bids on work in East Texas and expects activity in this area to be strong.

         The Company has developed an aggressive plan to increase the number of operational wireline trucks in its fleet. The Company intends to purchase one new tractor every ninety days and build the technologically advanced wireline trucks "in-house." This method will save the Company approximately $100,000 from the cost of purchasing a new, fully equipped wireline truck. The second of five trucks the Company will build is currently under construction and should be ready for service by the end of the second quarter of 1995. The Company plans to continue upgrading its rolling stock until all units have been reconditioned or replaced. With this new technology, the Company will increase its activity in the "deep-hole" sector of the market. In this sector, where well depths are below 10,000 feet, there are fewer competitors and price discounts are virtually non-existent.

Liquidity and Capital Resources

         Cash flow provided by Company operations was $53,890 for the quarter ended March 31, 1995 as compared to ($4,823) for the quarter ended March 31, 1994. The Company's net loss of $247,328 decreased operating cash flow by $55,889 after adjusting for depreciation and amortization of approximately $191,439. Additional uses of the Company's cash went to reduce current liabilities and to repay $68,590 net principal indebtedness.

         The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At March 31, 1995, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $626,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under the Company's $1,100,000 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At March 31, 1995, interest arrearages amounted to $694,750.

         The Company is currently negotiating a restructuring of both classes of debentures in an effort to resolve the defaults in a manner which would minimize or reduce the potential adverse effect on the Company's liquidity. Such negotiations include, but are not limited to, an exchange of principal for equity. However, no agreements with respect to such a resolution are in place. Even if such arrearages could be resolved on a basis favorable to the Company, the Company will still require improved cash flow from operations and additional working capital to meet its obligations. Therefore, the Company is seeking commitments from investment bankers to assist the Company in raising such capital in the financial markets.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-QSB is filed.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BLACK WARRIOR WIRELINE CORP.
                                      ------------------------------
                                               (Registrant)


Date:  May  12, 1995                         WILLIAM L. JENKINS
           ----                         ---------------------------
                                             William L. Jenkins
                                                President and
                                          Chief Operating Officer
                                       (Principal Executive, Financial
                                            and Accounting Officer)