Form 10QSB/A
period 1995-03-31
BLACK WARRIOR WIRELINE CORP
filed 1995-07-28
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995; or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ___________.

Commission File Number 0-18754


                          Black Warrior Wireline Corp.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     11-2904094
  ------------------------------                     -------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


               3748 Highway 45 North, Columbus, Mississippi 39701
               --------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (601) 329-1047
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES [X]     NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                 Outstanding at May 12, 1995
- ---------------------------                    -----------------------------
  Common Stock, par value                            14,169,258 shares
     $.0005 per share

                               Page 1 of 4 Pages

                          BLACK WARRIOR WIRELINE CORP.

                               AMENDMENT NO. 1 TO
                        QUARTERLY REPORT ON FORM 10-QSB


PART II -- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  27.      Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-QSB is filed.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.





                               Page 2 of 4 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BLACK WARRIOR WIRELINE CORP.
                                            ------------------------------
                                                   (Registrant)


Date:  July 28, 1995                           /s/WILLIAM L. JENKINS
                                               ---------------------
                                                 William L. Jenkins
                                                   President and
                                              Chief Operating Officer
                                           (Principal Executive, Financial
                                              and Accounting Officer)



                               Page 3 of 4 Pages