Form 10QSB
period 1995-06-30
BLACK WARRIOR WIRELINE CORP
filed 1995-08-14
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995; or

|_|      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from                 to
                                   .

                  Commission File Number 0-18754

                          Black Warrior Wireline Corp.
--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)


        Delaware                                        11-2904094
----------------------------                --------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

               3748 Highway 45 North, Columbus, Mississippi 39701
       -----------------------------------------------------------------

                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (601) 329-1047
                  --------------------------------------------

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

                                                              YES [X] NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at August 9, 1995
------------------------------                  ------------------------------

   Common Stock, par value                            14,169,258 shares
     $.0005 per share

                                Page 1 of Pages 12

        BLACK WARRIOR WIRELINE CORP.

      QUARTERLY REPORT ON FORM 10-QSB

                   INDEX


PART I -- FINANCIAL INFORMATION
                                                                   Page
                                                                  -----

Item 1.  Financial Statements

Consolidated Balance Sheets -- June 30, 1995
and December 31, 1994                                                3

Consolidated Statements of Operations --
Three Months Ended June 30 , 1995 and 1994                           4

Consolidated Statements of Operations --
Six Months Ended June 30, 1995 and  1994                             5

Consolidated Statements of Cash Flows --
Six Months Ended June 30, 1995 and 1994                              6

Notes to Financial Statements --
Six Months Ended June 30, 1995 and 1994                              7


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  8


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           10




                                Page 2 of Pages 12

 PART I -- FINANCIAL INFORMATION

           Financial Statements

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,      December 31,
                                                             1995           1994
                                ASSETS
Current Assets:
   Cash and cash equivalents                             $     6,886    $    40,453
   Accounts receivable, less allowance for
     doubtful accounts of $98,937 and $117,540 at
     June 30, 1995 and December 31, 1994,
   respectively.
                                                           1,032,794        875,012
   Inventories                                               212,697        228,193
   Prepaid expenses                                           30,513         73,754
   Federal income tax receivable                              80,432         80,432
   Other Receivables                                                         20,435
          Total current assets                             1,318,279

Property, plant & equipment, less accumulated
   depreciation of $3,374,412 and $3,200,235 at
   June 30, 1995 and December 31, 1994                     1,264,142      1,380,157
Other assets                                                   5,219          3,839
          Total assets                                   $ 2,632,683    $ 2,702,275


                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $ 796,709    $   867,815
   Accrued salaries and vacation                              65,130         61,721
   Accrued interest payable                                1,531,480      1,276,675
   Other accrued expenses                                    145,814        155,958
   Notes payable to bank                                      74,967         82,227
   Notes payable, related parties                            636,331        623,531
   Current maturities of long-term debt and
     capital lease obligations                             2,170,650      2,151,444
          Total current liabilities                        5,421,081      5,219,371

Long-term debt and capital lease obligations,
      less current maturities                                374,867        237,341
          Total liabilities                                5,456,712      5,456,712

Common stock, par value $.0005 per share,
     50,000,000 shares authorized, 14,169,258
     shares issued at June 30, 1995 and December               7,084          7,084
     31, 1994.
Additional paid-in capital                                 1,992,695      1,992,695
Accumulated deficit                                       (4,579,651)    (4,170,823)
Treasury stock, at cost, 814,626 shares                     (583,393)      (583,393)
          Total stockholders' equity                      (3,163,265)    (2,754,437)
          Total liabilities and stockholders' deficit    $ 2,632,683    $ 2,702,275


                                Page 3 of Pages 12

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months Ended
                                                               --------------------------------------
                                                                June 30,                     June 30,
                                                                  1995                         1994
                                                               ----------                    ---------

                  Net Revenues                                 $1,639,035                   $1,543,202

                  Operating costs and expenses                 (1,482,650)                  (1,517,121)

                  Depreciation and amortization expense          (184,252)                    (192,548)
                                                               ----------                    ---------

                                    Operating income (loss)       (27,868)                    (166,467)

                  Interest expense and amortization
                       of debt discount and expense              (150,587)                    (194,951)

                  Other income                                     16,967                       42,696
                                                               ----------                     --------


                                    Net income (loss)           $(161,488)                   $(318,722)
                                                               ==========                     =========

                  Earnings (loss) per average common                                                                          2)
                       share                                       $(0.01)                      $(0.02)
                  Average common and common equivalent
                       shares outstanding                      14,169,258                   14,169,258
                                                               ==========                   ==========


                                Page 4 of Pages 12

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Six Months Ended
                                                               ----------------------------------------
                                                                  June 30,                    June 30,
                                                                   1995                         1994
                                                               ------------                  ----------

                  Net Revenues                                 $3,164,354                   $3,035,373

                  Operating costs and expenses                 (2,939,035)                  (3,033,791)

                  Depreciation and amortization expense          (375,692)                    (405,910)
                                                              ------------                   ----------

                                    Operating income (loss)      (150,372)                    (404,329)

                  Interest expense and amortization
                       of debt discount and expense              (300,919)                    (280,834)

                  Other income                                     42,476                       88,252
                                                              ------------                   ----------


                                    Net income (loss)            $(408,816)                   $(596,911)
                                                              ------------                   ----------

                  Earnings (loss) per average common
                       share                                        $(0.03)                      $(0.02)
                  Average common and common equivalent
                       shares outstanding                       14,169,258                   14,169,258
                                                               ------------                  ----------


                                Page 5 of Pages 12

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended

                                                                    June 30,                     June 30,
                                                                      1995                         1994
                                                                   ---------                   ----------

                  Net cash flows from operating activities:          $24,141                     $157,180


                  Cash flows used in investing activities:
                       Proceeds from the sale of fixed assets         45,050                      41,681
                       Acquisition of property,
                            plant and equipment                     (231,227)                   (127,862)


                       Net cash flow provided
                            by investing activities
                                                                    (186,177)                     86,181

                  Cash flows provided by financing activities:
                       Net advances on receivables
                       financed                                            0                        3,681
                       Increase in notes payable                     235,634                      144,139
                       Reductions in notes payable                  (107,164)                    (168,743)


                        Net cash flow used in financing activities   128,469                      (20,923)

                  Net increase (decrease) in cash                    (33,566)                      50,076
                  Cash - beginning of period                          40,453                       60,816


                  Cash - end of period                                $6,886                     $110,892

                  Supplemental disclosure of cash flow information:
                            Interest paid                            $43,331                      $31,294
                            Taxes paid                                  $  0                        $   0


                                Page 6 of Pages

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

3. NOTES PAYABLE - RELATED PARTIES

In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company, whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. At June 30, 1995, the Company owed the partnership $289,293.

The Company had an outstanding balance of $347,037 in notes payable at June 30, 1995 to the President of the Company and his spouse. These notes are

                                Page 7 of Pages 12
collateralized by certain assets of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company experienced a net loss of $161,488 for the second quarter of 1995 as compared to a net loss of $318,722 for the same period of 1994. During the first six months of 1995, the Company had a net loss of $408,816 as compared to a net loss of $596,911 for the first six months of 1994. Although activity in the Black Warrior basin increased almost 30% from the same period last year, tighter cost control measures helped keep expenditures down and contributed to the reduction in losses.

Revenues increased by $95,833, or 6.2%, to $1,639,035 for the second quarter of 1995 as compared to $1,543,202 in the same period of 1994. Revenues for the first six months of 1995 increased $128,981, or 4.2%, to $3,164,354 as compared to $3,035,373 for the same period last year. This increase is the direct result of the services performed for a major directional drilling contractor in the Permian Basin. Revenues in the Permian Basin increased 4.7% from the second quarter of 1994 and 9% from the first quarter of 1995. Revenues by business line are summarized below:


                                                   Six Months Ended           Three Months Ended
                                             --------------------------------------------------------

                                               June 30,          June 30,       June 30,    June 30,
                                                  1995             1994           1995        1994
                                             --------------------------------------------------------
                  Wireline services
                  (logging, crane
                  rental, perforating)          $2,369,114       $2,101,619    $1,244,267   $1,082,698
                  Completion (workover
                  services)                       $686,621         $763,957       340,815      380,977

                  Tools and Packers
                  (sales and rentals of
                  bridge plugs)                  $ 108,619         $169,796        53,953       79,527
                                             ----------------------------------------------------------

         Total                                  $3,164,354       $3,035,372    $1,639,035   $1,543,202
                                             ==========================================================



Costs and expenses decreased $34,470 for the second quarter of 1995 and $94,757 for the first six months of 1995 as compared to the same periods in 1994. This decrease was due in large part to a reduction in insurance expense related to workman's compensation. Salaries and benefits decreased $25,728 for the first six months of 1995 with the total number of employees decreasing to 89 at June 30, 1995 from 95 at June 30, 1994.

Interest expense increased by $44,364 for the second quarter of 1995. However, interest expense declined $20,085 for the first six months of 1995 as

                                Page 8 of Pages 12
compared to the same period in 1994. Three to five year notes were used to purchase new vehicles during the last quarter of 1994 and early in 1995. Net new borrowings for the first six months of 1995 totaled $235,634. Interest on the new debt ranged from prime to 11.75%.

Changes in the oil and gas industry induced the Company to reevaluate its strengths and weaknesses. Resources are being redirected around services in which the Company maintains key competitive advantages. This evaluation has revealed potential opportunities in the oil and gas industry which the Company hopes to fully explore. For instance, the Company has developed an alliance with a major drilling contractor providing horizontal drilling services in the U.S. Demand for such services is strong and the Company expects this demand to increase.

The Company has developed a plan to modernize and increase the number of operational wireline trucks in its fleet. The Company intends to purchase one new tractor every 120 days and build the technologically advanced wireline trucks "in-house." This method will save the Company approximately $100,000 from the cost of purchasing a new, fully equipped wireline truck. The third of five trucks the Company will build is currently under construction and should be ready for service by the end of the third quarter of 1995. The Company plans to continue upgrading its rolling stock until its fleet is competitive with the other companies in the industry. With this new technology, the Company will increase its activity in the "deep-hole" sector of the market. In this sector, where well depths are below 10,000 feet, there are fewer competitors and price discounts are much less than shallower wells.

Liquidity and Capital Resources

Cash flow provided by Company operations was $24,141 for the quarter ended June 30, 1995 as compared to $157,180 for the quarter ended June 30, 1994. The Company's net loss of $408,816 decreased operating cash flow by $351,551 after adjusting for depreciation and amortization of approximately $375,692. Additional uses of the Company's cash went to reduce current liabilities and to repay $107,164 net principal indebtedness.

The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At June 30, 1995, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $680,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

The Company is also in default of payment of interest under the Company's $1,100,000 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At June 30, 1995, interest arrearages amounted to $760,750.

The Company is currently negotiating a restructuring of both classes of

                                Page 9 of Pages 12
debentures in an effort to resolve the defaults in a manner which would minimize or reduce the potential adverse effect on the Company's liquidity. Such negotiations include, but are not limited to, an exchange of principal for equity. However, no agreements with respect to such a resolution are in place. Even if such arrearages could be resolved on a basis favorable to the Company, the Company will still require improved cash flow from operations and additional working capital to meet its obligations. Therefore, the Company is seeking commitments from investment bankers to assist the Company in raising such capital in the financial markets.


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

                                Page 10 of Pages 12

                                                                 EXHIBIT 27







                                Page 11 of Pages 12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BLACK WARRIOR WIRELINE CORP.
                                               (Registrant)




  Date: Aug                                      WILLIAM L. JENKINS
                                               --------------------------------
                                                 William L. Jenkins
                                                 President and
                                                 Chief Operating Officer
                                                 (Principal Executive, Financial
                                                  and Accounting Officer)



                                Page 12 of Pages 12