Form 10QSB/A
period 1995-06-30
BLACK WARRIOR WIRELINE CORP
filed 1995-08-15
CIK 839871

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

                                Page 1 of 12 Pages

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




                                Page 2 of 12 Pages

 PART I -- FINANCIAL INFORMATION

           Financial Statements

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,     December 31,
                                                             1995           1994
                                                         -----------    -----------
                                ASSETS
Current Assets:
   Cash and cash equivalents                             $     6,886    $    40,453
   Accounts receivable, less allowance for
     doubtful accounts of $98,937 and $117,540 at
     June 30, 1995 and December 31, 1994,
   respectively.
                                                           1,032,794        875,012
   Inventories                                               212,697        228,193
   Prepaid expenses                                           30,513         73,754
   Federal income tax receivable                              80,432         80,432
   Other Receivables                                                         20,435
                                                         -----------    -----------
          Total current assets                             1,318,279

Property, plant & equipment, less accumulated
   depreciation of $3,374,412 and $3,200,235 at
   June 30, 1995 and December 31, 1994                     1,264,142      1,380,157
Other assets                                                   5,219          3,839
                                                         -----------    -----------
          Total assets                                   $ 2,632,683    $ 2,702,275
                                                         ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $ 796,709    $   867,815
   Accrued salaries and vacation                              65,130         61,721
   Accrued interest payable                                1,531,480      1,276,675
   Other accrued expenses                                    145,814        155,958
   Notes payable to bank                                      74,967         82,227
   Notes payable, related parties                            636,331        623,531
   Current maturities of long-term debt and
     capital lease obligations                             2,170,650      2,151,444
                                                         -----------    -----------
          Total current liabilities                        5,421,081      5,219,371

Long-term debt and capital lease obligations,
      less current maturities                                374,867        237,341
                                                         -----------    -----------
          Total liabilities                                5,456,712      5,456,712

Common stock, par value $.0005 per share,
     50,000,000 shares authorized, 14,169,258
     shares issued at June 30, 1995 and December               7,084          7,084
     31, 1994.
Additional paid-in capital                                 1,992,695      1,992,695
Accumulated deficit                                       (4,579,651)    (4,170,823)
Treasury stock, at cost, 814,626 shares                     (583,393)      (583,393)
                                                         -----------    -----------
          Total stockholders' equity                      (3,163,265)    (2,754,437)
                                                         -----------    -----------
          Total liabilities and stockholders' deficit    $ 2,632,683    $ 2,702,275
                                                         ===========    ===========


                                Page 3 of 12 Pages

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

                  Earnings (loss) per average common
                       share                                       $(0.01)                      $(0.02)
                  Average common and common equivalent
                       shares outstanding                      14,169,258                   14,169,258
                                                               ==========                   ==========


                                Page 4 of 12 Pages

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


                                Page 5 of 12 Pages

                 BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                  ---------------------------------------
                                                                     June 30,                     June 30,
                                                                      1995                         1994
                                                                   ---------                   ----------

                  Net cash flows from operating activities:        $  24,141                   $  157,180


                  Cash flows used in investing activities:
                       Proceeds from the sale of fixed assets         45,050                       41,681
                       Acquisition of property,
                            plant and equipment                     (231,227)                    (127,862)


                       Net cash flow provided
                            by investing activities
                                                                    (186,177)                      86,181

                  Cash flows provided by financing activities:
                       Net advances on receivables
                       financed                                            0                        3,681
                       Increase in notes payable                     235,634                      144,139
                       Reductions in notes payable                  (107,164)                    (168,743)


                        Net cash flow used in financing activities   128,469                      (20,923)

                  Net increase (decrease) in cash                    (33,566)                      50,076
                  Cash - beginning of period                          40,453                       60,816


                  Cash - end of period                                $6,886                     $110,892

                  Supplemental disclosure of cash flow information:
                            Interest paid                            $43,331                      $31,294
                            Taxes paid                               $     0                    $       0


                                Page 6 of 12 Pages

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

The Company had an outstanding balance of $347,037 in notes payable at June 30, 1995 to the President of the Company and his spouse. These notes are

                                Page 7 of 12 Pages
collateralized by certain assets of the Company.


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


                                                   Six Months Ended           Three Months Ended
                                             ---------------------------------------------------------

                                               June 30,          June 30,       June 30,    June 30,
                                                  1995             1994           1995        1994
                                             ---------------------------------------------------------
                  Wireline services
                  (logging, crane
                  rental, perforating)          $2,369,114       $2,101,619    $1,244,267   $1,082,698
                  Completion (workover
                  services)                       $686,621         $763,957       340,815      380,977

                  Tools and Packers
                  (sales and rentals of
                  bridge plugs)                  $ 108,619         $169,796        53,953       79,527
                                             ---------------------------------------------------------

         Total                                  $3,164,354       $3,035,372    $1,639,035   $1,543,202
                                             =========================================================



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

Interest expense increased by $44,364 for the second quarter of 1995. However, interest expense declined $20,085 for the first six months of 1995 as

                                Page 8 of 12 Pages
compared to the same period in 1994. Three to five year notes were used to purchase new vehicles during the last quarter of 1994 and early in 1995. Net new borrowings for the first six months of 1995 totaled $235,634. Interest on the new debt ranged from prime to 11.75%.

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

The Company is currently negotiating a restructuring of both classes of

                                Page 9 of 12 Pages
debentures in an effort to resolve the defaults in a manner which would minimize or reduce the potential adverse effect on the Company's liquidity. Such negotiations include, but are not limited to, an exchange of principal for equity. However, no agreements with respect to such a resolution are in place. Even if such arrearages could be resolved on a basis favorable to the Company, the Company will still require improved cash flow from operations and additional working capital to meet its obligations. Therefore, the Company is seeking commitments from investment bankers to assist the Company in raising such capital in the financial markets.


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



                                Page 11 of 12 Pages