Form 10QSB
period 1995-09-30
BLACK WARRIOR WIRELINE CORP
filed 1995-11-14
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to_______

                          .

Commission File Number 0-18754
                       -------
                          Black Warrior Wireline Corp.

 -------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                            11-2904094
--------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

               3748 Highway 45 North, Columbus, Mississippi 39701

 -------------------------------------------------------------------------------

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

                                                YES    [X]        [NO]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at November 10, 1995
           Common Stock, par value                    70,846.29 shares
              $.0005 per share

                               Page 1 of 12 Pages

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                                                                          Page
                                                                                                                          ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets -- September 30, 1995
                  and December 31, 1994                                                                                     3

                  Consolidated Statements of Operations --
                  Three Months Ended September 30, 1995 and 1994                                                            4

                  Consolidated Statements of Operations --
                  Nine Months Ended September 30, 1995 and 1994                                                             5

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1995 and 1994                                                             6

                  Notes to Financial Statements --
                  Nine Months Ended September 30, 1995 and 1994                                                             7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                       8

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                         10

                               Page 2 of 12 Pages

PART I -- FINANCIAL INFORMATION

     Item 1.         Financial Statements

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September             December
                                                                     30,                   31,
                                                                    1995                  1994

                                        ASSETS
Current Assets:
   Cash and cash equivalents                                    $    91,617           $    40,453
   Accounts receivable, less allowance for
     doubtful accounts, of $101,178 and $117,540
     at September 30, 1995 and December 31, 1994,
     respectively                                                 1,077,928               875,012
   Inventories                                                      197,957               228,193
   Prepaid expenses                                                  12,932                73,754
   Federal income tax receivable                                     80,432                80,432
   Other Receivables                                                                       20,435
                                                                 ----------            ----------
          Total current assets                                    1,460,866             1,318,279

Property, plant & equipment, less accumulated
   depreciation of $3,444,166 and $3,200,235 at
   September 30, 1995 and December 31, 1994,
   respectively                                                   1,194,802             1,380,157
Other assets                                                          5,539                 3,839
                                                                 ----------            ----------
          Total assets                                          $ 2,661,207           $ 2,702,275
                                                                 ==========            ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $   832,428           $   867,815
   Accrued salaries and vacation                                     77,580                61,721
   Accrued interest payable                                       1,659,019             1,276,675
   Other accrued expenses                                           140,939               155,958
   Notes payable to bank                                             84,173                82,227
   Notes payable, related parties                                   636,331               623,531
   Current maturities of long-term debt and
     capital lease obligations                                    2,178,811             2,151,444
                                                                 ----------            ----------
          Total current liabilities                               5,609,281             5,219,371

Long-term debt and capital lease obligations,
      less current maturities                                       395,343               237,341
                                                                 ----------            ----------
          Total liabilities                                       6,004,624             5,456,712

Common stock, par value $.0005 per share,
     50,000,000 shares authorized, 14,169,258
     shares issued June 30, 1995 and December 31, 1994                7,084                 7,084
Additional paid-in capital                                        1,992,695             1,992,695
Accumulated deficit                                              (4,759,803)           (4,170,823)
Treasury stock, at cost, 814,626 shares                            (583,393)             (583,393)
                                                                 ----------            ----------
          Total stockholders' equity                             (3,343,417)           (2,754,437)
                                                                 ----------            ----------
          Total liabilities and stockholders' deficit           $ 2,661,207           $ 2,702,275
                                                                 ==========            ==========

                               Page 3 of 12 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three Months Ended
                                                   -------------------------------------
                                                     September               September
                                                        30,                     30,
                                                       1995                    1994
                                                   ------------            -------------
Net revenues                                       $  1,474,819           $  1,575,786

Operating costs and expenses                         (1,379,358)            (1,452,034)

Depreciation and amortization expense                  (155,678)              (194,798)
                                                   ------------            -------------
                  Operating income (loss)               (60,217)               (71,046)

Interest expense and amortization
     of debt discount and expense                      (152,660)              (141,212)

Other income                                             32,725                 35,122
                                                   ------------            -------------

                  Net income (loss)                $   (180,152)          $   (177,136)
                                                   ============            =============

Earnings (loss) per average
     share                                         $      (0.01)          $      (0.01)
Average common and common equivalent
     shares outstanding                              14,169,258             14,169,258
                                                   ============            =============


                               Page 4 of 12 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Nine Months Ended
                                                    -----------------------------------
                                                      September             September
                                                         30,                    30,
                                                        1995                   1994
                                                    -------------          ------------
Net revenues                                       $  4,639,173           $  4,611,159

Operating costs and expenses                         (4,318,393)            (4,500,709)

Depreciation and amortization expense                  (531,369)              (585,823)
                                                     ----------            -----------
                  Operating income (loss)              (210,589)              (475,373)

Interest expense and amortization
     of debt discount and                              (453,580)              (422,046)

Other income                                             75,201                123,374
                                                     ----------            -----------

                  Net income (loss)                $   (588,968)          $   (774,045)
                                                     ==========            ===========

Earnings (loss) per average
     share                                         $      (0.04)          $      (0.05)
Average common and common equivalent
     shares outstanding                              14,169,258             14,169,258
                                                     ==========            ===========


                               Page 5 of 12 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                          ----------------------------------
                                                           September           September
                                                              30,                  30,
                                                             1995                 1994
                                                          ------------         -------------
Net cash flows from operating activities:                  $ 138,487           $ 204,756
                                                          ----------           ---------
Cash flows used in investing activities:
     Proceeds from the sale of fixed assets                   50,250              54,550
     Acquisition of property,
          plant and equipment                               (303,556)           (223,111)
                                                          ----------           ---------
     Net cash flow provided
          by investing activities                           (253,306)           (168,561)
                                                          ----------           ---------
Cash flows provided by financing activities:
     Net advances on receivables financed                          0                   0
     Increase in notes payable                               329,878             204,254
     Reductions in notes payable                            (163,894)           (218,123)
                                                          ----------           ---------
      Net cash flow used in financing activities             165,984             (13,869)

Net increase (decrease) in cash                               51,164              58,326
Cash - beginning of period                                    40,453              60,816
                                                          ----------           ---------
Cash - end of period                                       $  91,617           $ 119,142
                                                          ==========           =========

Supplemental disclosure of cash flow information:

          Interest paid                                    $  66,176           $  45,621
          Taxes paid                                       $       0           $       0


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

3.       NOTES PAYABLE - RELATED PARTIES

         In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company, whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. At September 30, 1995, the Company owed the partnership $289,293.

                               Page 7 of 12 Pages

         The Company had an outstanding balance of $347,037 in notes payable at September 30, 1995 to the President of the Company and his spouse. These notes are collateralized by certain assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company experienced a net loss of $180,152 for the third quarter of 1995 as compared to a net loss of $177,136 for the same period of 1994. During the first nine months of 1995, the Company had a net loss of $588,968 as compared to a net loss of $744,045 for the first nine months of 1994. Continuing efforts to control costs and improved margins generated by the Company's directional drilling services led to this improvement.

         Revenues decreased by $100,967 to $1,474,819 for the third quarter of 1995 as compared to $1,575,786 in the same period in 1994. Revenues for the first nine months of 1995 increased $28,014 to $4,639,173 as compared to $4,611,159 for the same period last year. While revenues remain stable, as compared to the same period of 1994, a decrease in cased hole revenue was offset by an increase in revenue from directional drilling services. The decrease in cased hole revenue is the result of a temporary reduction in activity by three of the Company's major customers in West Texas. Revenues by business line are summarized below:

                               Nine Months Ended         Three Months Ended
                         -----------------------------------------------------
                            September   September     September      September
                         -----------------------------------------------------
                            30, 1995    30, 1994       30, 1995      30, 1994

Wireline services
(logging, directional
services, perforating)   $ 3,473,888 $ 3,237,590  $   1,104,774   $ 1,135,970

Completion (workover
services)                $ 1,010,861 $ 1,113,544        324,240       349,587

Tools and Packers
(sales and rentals of
bridge plugs)            $   154,424 $   260,025         45,805        90,229
                         -----------------------------------------------------
         Total           $ 4,639,173 $ 4,611,159  $   1,474,819   $ 1,575,786
                         ====================================================


         Costs and expenses decreased $72,676 for the third quarter of 1995 and $182,316 for the first nine months of 1995 as compared to the same periods in 1994. This decrease was due to a reduction in insurance expense related to workman's compensation from the same period of 1994 and the Company's continued efforts to

                               Page 8 of 12 Pages
reduce costs. Salaries increased $84,289 for the first nine months of 1995 with the total number of employees decreasing to 84 at September 30, 1995 from 87 at September 30, 1994. This increase was the result of an effort by the Company to remain competitive and retain its key employees.

         Interest expense increased by $11,448 for the third quarter of 1995 and $31,534 for the first nine months of 1995 as compared to the same periods in 1994. Three to five year notes were used to purchase new vehicles during the last quarter of 1994 and the first nine months of 1995. Net new borrowing for the first nine months of 1995 totaled $329,878. Interest on the debt ranged from prime to 11.75%.

         The Company is continually reevaluating its strengths and weaknesses to meet the demands of an evolving oil and gas industry. Resources are being redirected around services in which the Company maintains key competitive advantages. One such area is directional drilling services. Demand for these is strong and the Company expects this demand to continue.

         The Company is continuing its plan to modernize its wireline truck fleet. The Company is purchasing one new tractor every 120 days and building technologically advanced wireline trucks "in-house." This plan will save the Company approximately $100,000 from the cost of purchasing a new, fully equipped wireline truck. The third of five trucks the company will build is currently under construction and should be ready for service in the fourth quarter of 1995. The Company plans to continue upgrading its rolling stock until the fleet is competitive with the other companies in the industry. The Company is currently evaluating which new down hole tools will best complement these trucks. When this evaluation is complete, the Company will seek financing to acquire this equipment With this new technology, the Company will increase its activity in the "deep-hole" sector of the market. In this sector, where well depths are below 10,000 feet, there are fewer competitors and price discounts are much less than shallower wells.

         The Company, whose Common Stock is trade on OTC Bulletin Board, effected a reverse stock split on a 1-for-200 basis effective on October 30, 1995. The numbers in the financial statements of this document do not reflect the reverse split on October 30, 1995.

Liquidity and Capital Resources

         Cash flow provided by Company operations was $138,487 for the quarter ended September 30, 1995 as compared to $204,756 for the quarter ended September 30, 1994. This decrease is a result of purchasing supplies and tools with cash rather than on account. The Company had a net loss of $588,968 for the first nine months of the year compared to a net loss of 774,045 for the same period last year. Uses of the Company's cash went to reduce current liabilities and to repay $163,894 net principal indebtedness.

         The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At September 30, 1995, the Company had failed to make principal payments

                               Page 9 of 12 Pages
aggregating $900,000 and interest payments aggregating $734,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under the Company's $1,100,000 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At September 30, 1995, interest arrearages amounted to $826,750.

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

                               Page 10 of 12 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BLACK WARRIOR WIRELINE CORP.
                                               ----------------------------
                                                      (Registrant)

Date: November     10    , 1995                  /s/ WILLIAM L. JENKINS
               ----------                      ---------------------------
                                                    William L. Jenkins
                                                      President and
                                                  Chief Operating Officer
                                               (Principal Executive, Financial
                                                   and Accounting Officer)

                               Page 11 of 12 Pages

EXHIBIT 27

[GRAPHIC OMITTED]

                               Page 12 of 12 Pages

[ARTICLE] 5
[MULTIPLIER] 1
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[EXCHANGE-RATE]                                      1
[CASH]                                         $91,617
[SECURITIES]                                        $0
[RECEIVABLES]                               $1,077,928
[ALLOWANCES]                                ($101,178)
[INVENTORY]                                   $197,957
[CURRENT-ASSETS]                            $1,460,866
[PP&E]                                      $4,638,968
[DEPRECIATION]                            ($3,444,166)
[TOTAL-ASSETS]                              $2,661,207
[CURRENT-LIABILITIES]                       $5,609,281
[BONDS]                                     $2,000,000
[COMMON]                                        $7,084
[PREFERRED-MANDATORY]                               $0
[PREFERRED]                                         $0
[OTHER-SE]                                  ($583,393)
[TOTAL-LIABILITY-AND-EQUITY]                $2,661,207
[SALES]                                     $4,639,173
[TOTAL-REVENUES]                            $4,639,173
[CGS]                                               $0
[TOTAL-COSTS]                               $4,771,973
[OTHER-EXPENSES]                            $4,318,393
[LOSS-PROVISION]                                    $0
[INTEREST-EXPENSE]                            $453,580
[INCOME-PRETAX]                                     $0
[INCOME-TAX]                                        $0
[INCOME-CONTINUING]                         ($588,968)
[DISCONTINUED]                                      $0
[EXTRAORDINARY]                                     $0
[CHANGES]                                           $0
[NET-INCOME]                                ($588,968)
[EPS-PRIMARY]                                  ($0.04)
[EPS-DILUTED]                                       $0