Form 10QSB/A
period 1995-09-30
BLACK WARRIOR WIRELINE CORP
filed 1995-12-29
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

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

                           YES [X]         NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at November 10,
                                                 1995
------------------------------                  ------------------------------
   Common Stock, par value                            70,846.29 shares
     $.0005 per share

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB-A

                                      INDEX



                                                                   Page
                                                                  -----

Item 6.  Exhibits and Reports on Form 8-K                           10

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BLACK WARRIOR WIRELINE CORP.
                                               ----------------------------
                                                      (Registrant)




  Date: November  10 , 1995                        WILLIAM L. JENKINS
                 ----                       --------------------------------
                                                   William L. Jenkins
                                                      President and
                                                Chief Operating Officer
                                             (Principal Executive, Financial
                                                 and Accounting Officer)