Form 10KSB
period 1995-12-31
BLACK WARRIOR WIRELINE CORP
filed 1996-04-16
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB
(Mark One)
|X|      Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
          Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______

Commission File Number  0-18754

                          BLACK WARRIOR WIRELINE CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                   11-2904094
- ---------------------------------          ------------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

      3748 Highway 45  North
       Columbus, Mississippi                               39701
- ----------------------------------         -------------------------------------
  (Address of Principal Executive                       (Zip Code)
             Offices)

Registrant's Telephone Number, Including Area Code:   (601) 329-1047
                                                      --------------

Securities Registered Pursuant to Section 12(b) of the Act:    NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                               Title of Each Class
                         ----------------------------
                             Common Stock, par value
                                $.0005 per share

         Check whether the Issuer (1) filed all Reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  |X|                                        No   [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year:  $ 6,179,218

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates as of April 9, 1996:

             Common Stock, par value $.0005 per share -- $1,072,786

         Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at April 13, 1995
- -----------------------------                     ------------------------------
  Common Stock, par value
     $.0005 per share                                     759,052 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
              No documents are incorporated by reference into this
                         Annual Report on Form 10-KSB.

            Transitional Small Business Issuer Format: Yes [ ] No |X|


                              Page 1 of ____ Pages

                           Index to Exhibits Page ___

                                     PART I


Item 1.  Description of Business.


General

         Black Warrior Wireline Corp. (The Company) is an integrated oil and gas service company providing various services to oil and gas well operators primarily in the Black Warrior Basin in Alabama and Mississippi and the Permian Basin in Texas and New Mexico. The Company's businesses include (a) electric wireline services, (b) completion and workover services and (c) sales, rentals and service of wireline and completion tools and equipment.

         Spurred by changes in the oil and gas industry, the Company has undertaken a realignment of its activities around services in which it maintains key competitive advantages. This realignment has resulted in a shift in activity from the coal bed methane fields of western Alabama to the Permian Basin of northwest Texas and New Mexico. The industry has experienced a significant resurgence of activity in this area as some independent operators began using enhanced 3-D seismic technology to pinpoint previously undiscovered oil and gas reserves. Furthermore, some drilling contractors are using horizontal drilling techniques to maximize pay zones on not only new wells, but older wells once considered near depletion. The Company has developed an alliance with one such drilling contractor and is positioned to obtain an important share in this rapidly expanding market. In 1995, management will continue to develop and expand its use of new and emerging technologies to obtain increases in market share. See the discussion herein on "Services to Non-conventional Fuel Sectors" and "Services to Conventional Fuel Sectors".

         The Company has abandoned all efforts to establish a base of operations in the Middle East due to the exceedingly high costs of penetrating these markets. Equipment held by the joint venture formed to explore such activities is currently being liquidated by the joint venture partners. The Company expects to receive no benefit from this liquidation and there is no indication the Company will be successful in recouping any expenditures related to this venture. See Note 5 of "Notes to Consolidated Financial Statements" in Item 7, and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          It  should be noted  that  Coopers &  Lybrand  L.L.P.,  the  Company's independent accountants, have qualified their report on the Company's consolidated financial statements at December 31, 1995 by including an explanatory paragraph as to the ability of the Company to continue as a going concern and cite the Company's default on its debenture agreements, operating losses and lack of liquidity. See Item 7 of "Notes to Consolidated Financial Statements" and "Report of Independent Accountants".


1995 Restructuring

          The Company executed a Reorganization Agreement with the holders of certain debt of the Company (the "Debt Holders") on November 30, 1995 pursuant to which such Debt Holders agreed to exchange the debt held by them for shares of the Company's Common Stock, as follows:

              Debt Holder              Debt Exchanged          Shares Received
              -----------              --------------          ---------------

           Morgan D. Everett              $131,250                 56,112

          International Trust             $131,250                 56,112

          Mansfield Soderberg             $131,250                 56,112

          Pangaea Investment              $262,500                 131,250

            Employee Group                $297,110                 148,565

            William Jenkins               $400,000                 200,000


In connection with the reorganization discussed above, the Company also effected a 1-for-200 reverse stock split on October 30, 1995.

Glossary of Industry Terms

         The following are definitions of certain technical terms used in this Annual Report on Form 10-KSB relating to the Company's business:

         "Acid Job": Hydraulically forcing acid into the zone of interest. Additives are used for particular properties to prevent casing deterioration and formation plugging. The acid creates channels immediately around the well bore to permit flow of gas or oil into the wellbore.

         "Bridge Plug": A permanent or temporary plug used to seal or isolate between multiple zones.

         "Casing": Steel pipe lowered into the drilled hole (borehole) to prevent "caving in" and to provide isolation of zones and permit production of hydrocarbons.

         "Cased Hole": The drilled hole after casing has been lowered and cemented in place.

         "Downhole":  Any part of the borehole below the ground surface.

         "Formations"; "Lithology": Lithology is the relative position of various formations below ground level. Formations are the various layers of rock, limestone, shales, etc. deposited over the geologic ages.

         "Junk Basket": A mechanical device lowered into the borehole with wireline to remove extraneous or unwanted debris. A gauge ring is run simultaneously to check conformity of hole size.

         "Cement Bond Log": A cement quality and bonding evaluation performed with sonic transmitters and receivers lowered into the borehole with wireline. This survey is recorded by surface computers.

         "Logs":
         a. Open Hole -- The measurement of properties of formations to determine hydrocarbon bearing characteristics. Open hole logs are mainly radioactive (porosity) and electric (resistivity).

         b. Cased Hole -- The measurement of gamma ray (different formations have different levels), casing collars (joints in casing) for correlation to open hole depths, and cement quality and bonding. Porosity logs can be run in cased holes with Compensated Neutron Tools.

         "mcf", "bcf" or "tcf": One million, one billion or one trillion cubic feet of gas, respectively.

         "Meter Runs": Measuring devices which record the flow/volume of produced hydrocarbons.

         "Multi-form Completions": The use of various techniques to retrieve hydrocarbons from formations at different depths in the same wellbore.

         "Porosity": The available pore space in a given formation for storage of fluids/gases.

         "Rigs":
         a. A drilling rig is one which drills the borehole. This rig normally is used for setting the casing in the borehole.

         b. A completion or workover rig is used to position tubing, pumps and other production equipment in the cased hole. As the name implies, this is used for subsequent "workover" or remedial service.

         "Winch Unit": A powerful machine with one or more drums on which to coil a cable or chain for hauling or hoisting.

         "Workover": Operations pertaining to work on wells previously placed in production but needing additional work in order to restore or increase production.


Business Environment

         The business of the Company is affected by the general demand in the economy for petroleum products; availability of drilling rigs, casing and other necessary goods and services; revision in governmental policies with respect to oil imports and other factors affecting potential competition from foreign sources of oil and natural gas; and state conservation commission regulations affecting allowable rates of production, well spacing and other factors. Oil and gas prices continue to see moderate fluctuations increasing the overall instability of the market.

         Nationally, there has been an excess supply of gas over demand, which has resulted in unfavorably low prices, curtailment of production and a decline in exploration activity. All of these factors have had an adverse effect on business of the Company. In recent months there has been a reduction in this over supply and that adverse effect may be reduced in the future. The continued trend of major oil companies selling existing properties to independents is producing new opportunities for the Company to perform additional services. As these independents with lower overhead expenses, we are able to direct capital to upgrading and expanding these properties. Also, the Company is hopeful that recent changes in the U.S Government will result in a more "pro-business attitude" and therefor a more favorable outlook for the oil industry.


History

          The Company is the successor to several entities. One of these entities, Teletek, Ltd. ("Teletek") was formed under the laws of the State of Delaware in 1987 as a "blind pool", to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. On June 22, 1989, Teletek merged with Black Warrior Wireline Corp. ("Black Warrior Alabama"), an Alabama corporation engaged primarily in providing services in support of drilling, completion, production and work-over operations for oil and gas wells, and changed its name from Teletek to Black Warrior Wireline Corp. Black Warrior Alabama, formerly Alavest Corp., was incorporated in the State of Alabama in March 1989. Black Warrior Alabama was organized to acquire substantially all the assets of Black Warrior Wireline Service Co., Inc. ("Black Warrior Mississippi"), a Mississippi corporation engaged in electric wireline service operations since 1984. Such acquisition was consummated in March 1989. Upon the merger, the original officers and directors of Teletek resigned and the officers and directors of Black Warrior Alabama were elected to serve as the officers and directors of the Company.

          In August of 1990, the Company, operating as Black Warrior Drilling & Completion, acquired most of the workover service equipment of Graves Well Drilling Co., Inc. ("Graves") Simultaneously, the Company also acquired the rights of Graves under its Well Services Agreement with Taurus Exploration, Inc. (Taurus). Pursuant to the Well Services Agreement, which expired on May 31, 1993, the Company performed significant workover services for Taurus.

          In October 1990, the Company's Boone Wireline Co. Inc., subsidiary ("Boone") acquired certain assets from Bell Petroleum Services, Inc, (Bell) consisting of substantially all of the assets of Bell located at its field offices in Odessa, Texas, Brownfield, Texas, and Hobbs, New Mexico. Through such acquisition, Boone was able to commence provision of services to conventional fuel well operators in the Permian Basin of Texas and New Mexico. In early 1992, in response to increased demand, Boone opened a base of operations in Sonora, Texas.


Services to Nonconventional Fuel Sector

         Approximately 42% of the Company's revenues in 1995, 43% of the Company's revenues in 1994 and 58% of its revenues in 1993 were attributable to services provided to operators in the Black Warrior Basin seeking to recover coal bed methane gas, which is considered a nonconventional fuel source. The Black Warrior Basin saw a tremendous increase in activity in 1989, 1990, and most of 1991 due to Government incentives in the form of tax credits associated with the production of coal bed methane gas. Since the elimination of these incentives, activity in this area has declined to a level which should remain stable for some time. Prices have improved and the Company is gaining some market share as smaller service suppliers have left the area. The Company anticipates that revenues from services provided to coal bed methane operators will remain stable in 1996 and the foreseeable future.


Services to Conventional Fuel Sector

         The Company continues to shift its focus away from the nonconventional fuel sector. Accordingly, it is seeking to increase its business with operators of conventional fuel (all sources other than coal bed methane) wells. Approximately 58% of the Company's revenues in 1995 were attributable to operators in the Permian Basin. The Company's Boone Division has implemented a marketing strategy to increase its share in certain key market areas. One notable success of this strategy was an alliance formed with a major directional drilling contractor which operates throughout the United States. The Company continues to explore shifts in market activity which would warrant establishing bases of operations in other areas of the country.

         Because the  Company's  equipment  and  personnel  can, in general,  be deployed to provide services to either conventional or nonconventional operators, the Company believes that it is well-positioned to diversify its operations and take advantage of opportunities which present themselves in either sector. The Company continually evaluates such opportunities to determine the best utilization of its resources.

Electric Wireline Services

         Electric wireline service activities contributed revenues of $4,625,744 (approximately 75% of net revenues) in 1995, $4,275,433 (approximately 70% of net revenues) in 1994, and $4,280,550 (approximately 60% of net revenues) in 1993. Wireline logging services are required to evaluate downhole conditions at various stages of the drilling process. Such services are provided with a winch unit equipped with an armored cable which is mounted on a truck. The cable, which contains one or more electrical conductors, is used to lower instruments and tools into an existing well to perform a variety of services and tests. The winch unit's instrument cab contains both computerized and electronic equipment to supply power to downhole instruments, to receive and record data from these instruments in order to produce the "logs" which define specific characteristics of each formation, and to display the data received from downhole.

         These services are performed at various times from the time a well is first drilled until it is depleted and abandoned. Open hole wireline services are performed after the drilling of the well. Cased hole wireline services are performed after the casing is set in the well and cemented into place, and from time to time thereafter during the life of the well. Cased hole services include radioactive and acoustic logging used to evaluate downhole conditions such as lithology, porosity, production patterns and the cement bonding effectiveness between the casing and the formation. Other cased hole services are perforating, which opens up the casing to allow production from the formation(s), and free-point and back-off, which locates and frees pipes that have become lodged in the well. Cased hole services are used in the initial completion of the well and in virtually all subsequent workover and stimulation projects throughout the life of the well. The Company performs these services at the well site for operators and producers of the wells.

         The Company provides a variety of cased hole wireline services, including:

                  (1)      Cement Bond Logs
                  (2)      Gamma Ray Logs
                  (3)      Neutron or Compensated Neutron Logs
                  (4)      Casing Collar Logs
                  (5)      Free-Point, Back-Off Services
                  (6)      Perforating
                  (7)      Plug and Packer Setting
                  (8)      Acid Spotting (with Bailer)
                  (9)      Sand Dumping (with Bailer)
                  (10)     Junk Catcher with Gauge Ring
                  (11)     Steering Tool Services

         These  services are routinely  provided to the Company's  customers and are dependent upon the customers' time schedule, weather conditions, availability of frac crews and complexity of the drilling. These procedures take approximately one to one-and-a-half days to perform.

         The Company currently owns nineteen operational wireline units (seven computer trucks and twelve analog trucks). During 1994, the Company successfully completed the refurbishing of a technologically advanced computer equipped wireline truck and placed it into service in Odessa, Texas. A second truck was constructed in 1995 and placed into service in Hobbs, New Mexico. A third truck was completed during the first quarter of 1996. It is in service in Odessa, Texas.

         Due to the loss of tax incentives for the exploration of natural gas in the Sonora area, major customers reduced their drilling programs and, as part of the ongoing cost cutting efforts by management, the Company closed its Sonora, Texas district office in October 1995. This district contributed revenues of $310,355 in 1995, $550,939 in 1994, and $354,428 in 1993.


Completion and Workover Services

         The Company provides completion and workover services to oil and gas well operators in the Black Warrior Basin. These activities contributed revenues of $1,324,095 (approximately 21% of net revenues in 1995), $1,464,815 (approximately 24% of net revenues) in 1994 and $2,368,803 (approximately 33% of net revenues) in 1993.

         Workover services include those operations performed on wells when originally completed and on wells previously placed in production and needing additional work to restore or increase production. The Company performed significant workover services for Taurus pursuant to the Well Services Agreement, which expired on May 31, 1993. The expiration of the Well Services Agreement has not had a material effect on business relations with Taurus or the value of work performed for Taurus by the Company. The Company expects its workover equipment to be fully utilized by existing customers in 1996 and is exploring opportunities to expand this business.


Tools and Equipment

         The Company's third current business division involves the sale, rental and service of tools and equipment used in the oil field services industry. These activities contributed revenues of $229,379 (approximately 4% of net revenues) in 1995, revenues of $333,952 (approximately 6% of net revenues) in 1994, and revenues of $491,712 (approximately 7% of net revenues) in 1993. The division began when the Company became the Black Warrior Basin distributor for Arrow Oil Tools. The primary products sold or rented by the Company include Arrow tools and packers. Other items sold or rented include high pressure valves, tubing and tubing equipment and wireline set tools.

         The Company does not operate the tool and equipment division as an independent unit. Rather, all tool and equipment division activities are incidental to the wireline and workover services provided by the Company. Tool and equipment inventory is replenished on an as-needed basis. Most of the Company's inventory is purchased from a variety of manufacturers, and some used tools and equipment are purchased at auction. The Company attempts to maintain in its inventory the brands which are popular among operators in the geographic areas it serves.

         The Company also conducts extensive tool and equipment inspection, maintenance and testing services. Rubber goods, gaskets, seats and seals are disassembled, cleaned, inspected, replaced if necessary, reassembled and tested. Packers and tubing rented by the Company are reconditioned and returned to the Company's rental inventory.

         On February 28, 1994, as part of the general cost-cutting program commenced by management, the Laurel, Mississippi district closed due to poor performance. This district office had generated revenues of $46,370 in 1994 and $302,830 in 1993.


Insurance

         The services of the Company are used in drilling, workover and production operations that are subject to inherent risks such as blow-outs, fires, poisonous gas and other oil field hazards, many of which can cause personal injury and loss of life, severely damage or destroy equipment, suspend production operations and cause substantial damage to property of others. Ordinarily, the operator of the well assumes the risk of damage to the well, the producing reservoir and surrounding property and revenue loss in the event of accident, except in the case of gross or willful negligence on the part of the Company or its employees.

         To protect the assets of the Company, general liability, property damage and workers' compensation insurance is maintained. Although, in the opinion of the Company's management, the limits of its insurance coverage against the inherent risks of its business and a catastrophic incident are in accordance with industry practice, such insurance may not be adequate to protect the Company against liability or losses occurring from all the consequences of such risks or incidents. The occurrence of an event not fully covered by insurance (and a determination of liability of the Company for consequential loss or damage) could result in substantial losses to the Company and have a materially adverse effect upon its financial condition, results of operations, and cash flows.

         In addition to the foregoing insurance policies, the Company maintains three policies totaling $3,000,000 of "key-man" life insurance on William L. Jenkins, its President and Chief Operating Officer. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". The Company also maintains a $1,000,000 policy on Danny Thornton, its Vice President, and a $1,000,000 policy on Allen Neel, its Vice President, as well. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act". The benefits under such policies are payable to the Company.


Competition

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oil field services. Its chief competitors include Halliburton Company and Schlumberger, Ltd., as well as other companies active in the industry. Some of these companies have substantially greater economic resources than the Company. Competition principally occurs in the areas of technology, quality of products and field personnel, equipment availability, facility locations and price. The Company believes that its products and services are competitive and match or exceed the level of service of its competition. The industry has seen an extended period of price competition. Deep discounts are commonplace and are expected in the industry. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

         The Company's growth is dependent upon its ability to attract and retain skilled oil field and management personnel. The competition for such qualified employees is intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company's needs may require.

Regulation

         The oil and gas business is a heavily regulated industry. The Company's activities are subject to various licensing requirements and minimum safety procedures and specifications, anti-pollution controls on equipment, waste discharge and other environmental and conservation requirements imposed by federal and state regulatory authorities. Serious penalties and fines are imposed for violations from such directives and violations could result in the loss of licenses and other penal proceedings.

         The Company is not currently the subject of any, nor is it aware of any, threatened investigations or actions under any Federal or state environmental, occupational safety or other regulatory laws. The Company believes that it will be able to continue compliance with such laws and regulations without a material adverse effect on its earnings and competitive position. However, there can be no assurance that unknown future changes in such laws and regulations would not have such an effect if and when such changes occur.


Employees

         As of March 31, 1996, the Company employed 82 persons, 80 of whom were full-time and two of whom were part-time employees. Five of the Company's employees are employed at the Company's headquarters in Columbus, Mississippi. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

         William L. Jenkins is the President, Chief Operating Officer, a Director and a stockholder of the Company. The Company also has employment agreements with Danny Ray Thornton and Allen Neel, Vice Presidents of the Company. The Company's success is currently dependent upon the efforts of these individuals, and the loss of the services of any of these individuals could have a material adverse effect on the Company's business, unless a qualified replacement can be obtained by the Company. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". The Company relies heavily on their efforts to expand its services and marketing and sales activities, and if the Company is unable to contract for these services or if these services are lost for any reason in the future, the Company will be substantially and adversely affected.


Item 2.  Properties.

         The Company leases 6,500 square feet of office space under a one year renewable lease in Columbus, Mississippi for its executive offices at a monthly rental of $1,900. This space, leased in October of 1994, was partially renovated at a cost of $18,671. William L. Jenkins, President of the Company, is the owner of the building. See Item 12, "Certain Relationships and Related Transactions", and Note 4 of "Notes to Consolidated Financial Statements". The Company also leases a maintenance area in Tuscaloosa, Alabama of approximately 5,000 square feet on a one-year lease at $1,700 per month.

In addition, the Company leases shop sites and maintenance areas in Odessa, Texas (11,250 square feet at $1,100 per month), Hobbs, New Mexico (10,000 square feet at $1,800 per month), Brownfield, Texas (4,388 square feet at $1,225 per month), and Sonora, Texas (5,000 square feet at $500 per month which was leased until October, 1995).

         The Company owns nineteen operational electric wireline service trucks, all of which are in operation. The Company owns five workover rigs, all of which are operational. The Company's one remaining drilling rig was sold in November 1994. The Company's H2S equipment inventory is offered for sale. This equipment is operated from service facilities which are leased by the Company. The Company believes that all of its properties and mobile electric wireline equipment are well maintained and suitable for their intended uses.


Item 3.  Legal Proceedings.

         The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below.

         The Company received a "thirty day letter" from the District Director of the Internal Revenue Service (the IRS) on March 10, 1995. The thirty day letter formally notified Black Warrior Wireline Corp. that the IRS has preliminarily calculated deficiencies of $35,057 and $541,727 in federal taxes for the years ended December 31, 1989 and December 31, 1990, respectively. The Company disagrees with the findings of the IRS and plans to appeal the letter within the thirty day statutory period with extensions by requesting a conference with the Office of the Regional Director of Appeals. The adjustments proposed by the IRS include the valuation of bonus stock compensation to an officer, the amortization of intangibles, and the adjustment of net operating loss carry back claims. The Company agreed to pay the officer's tax liability related to the bonus; thus, the Company will be liable for any additional taxes resulting from an unfavorable resolution of the Service's proposed adjustment. While the ultimate outcome of this matter cannot currently be determined, the Company has sufficient net operating losses to completely offset any additional tax liability resulting from the aforementioned adjustments proposed by the IRS. Management does not believe the ultimate outcome of this action will have a materially adverse effect on the assets, liabilities, stockholders' deficit, results of operations or liquidity of the Company. See the "Report of Independent Accountants" contained in Item 7, "Financial Statements and Supplementary Data", and Notes 15 and 16 of "Notes to Consolidated Financial Statements".


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Market Information

         The Company's Common Stock was quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") from May 26, 1991 through September 4, 1992, and before and after those dates in the over-the-counter market. Trading activity has been very limited.

         According to the information obtained by management from the pink sheets listings of the National Quotation Bureau, Inc.(for the 1994 bid ) and predicated from the "NASDAQ Stock Market OTC Bulletin Board (for the 1995 bid), the following table represents the bid prices (which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions) for the Company's Common Stock for the periods indicated, adjusted for the 1-for-200 revenue split the Company effectuated on October 30, 1995.

                                                           Bid Prices
                                                           ----------
                   1994                               High         Low
                   ----                               ----         ---

             First Quarter                          $   44        $   12
             Second Quarter                             38            12
             Third Quarter                              26             2
             Fourth Quarter                              6             2

                   1995
                   ----

             First Quarter                          $   6.25           4
             Second Quarter                             10             4
             Third Quarter                               8             6
             Fourth Quarter                              6             6

         On March 29, 1996, there were 318 stockholders of record of the Company's Common Stock (including those shares held by depository companies for beneficial owners).


Dividend Policy

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. Under the covenants of the Company's 14% subordinated debentures and 13% convertible subordinated debentures, the Company is prohibited from declaring or paying any dividends to shareholders as long as the debentures are in default.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Industry Overview and Economic Factors
   Impacting Company Operations

         The level of activity and profitability experienced by the Company is directly related to the demand for the Company's services by the domestic oil and gas industry. The market price of oil and natural gas is the principal factor driving this demand. Since the collapse of the domestic oil industry in 1982 there have been some periods of relative price stability but only isolated areas of real growth. One such area was the coal bed methane "boom" which lasted from 1988 until 1991. There has been a steady downward trend in overall prices and activity in the domestic oil industry since this period. Gas prices began to increase through the fourth quarter due to unusually cold winters in much of the US. These increases coupled with a decline in gas storage reserves has spurred domestic natural gas industry. The Company expects this trend to continue through 1996.

         Competition from other providers of the Company's services has restricted the Company's ability to maintain acceptable profit margins. Predatory pricing, used by the major service companies to gain market share, has forced many weaker competitors out of the industry. There exist a smaller segment within the industry that offers cut-rate services at cut-rate prices. These companies have very low overhead and have maintained a small but significant share of the market. Although the Company has maintained a relatively high utilization rate for its equipment, profit margins remain low. The Company feels that prices have bottomed and has formulated a marketing policy which stresses the safety, reliability, technology advantage and overall quality of its services. Many of the customers in the marketplace consider these factors foremost in their selection criteria for subcontractors. The Company is committed to these efforts and feels they will be rewarded in the long term.

         The Company continues to explore new markets which would benefit from its services. One area of recent expansion is the directional drilling activities increasing in many areas of the country. Through this technique, well operators can increase the "pay zone" of old wells once considered near depletion. The Company is aligned with a major drilling contractor and provides substantially all of its electric wireline services. Two other areas are tomography and tubing conveyed perforating. Both services are less subject to discount pricing and the Company will explore these areas in 1996.


Twelve-Month Periods Ended December 31, 1995 and 1994

         The Company experienced a loss before extraordinary gain $545,562 and a net loss of $158,149 for the year ended December 31, 1995 as compared to a net loss of $1,142,118 for 1994.

         Revenues increased by $105,018 to $6,179,218 for the year ended December 31, 1995, mainly as a result of the increase in directional drilling projects in the western divisions. Tools and Packers sales are closely related to activity in the Black Warrior Basin and thus showed a decline of $104,573 from 1994.

Revenues by business line are summarized below:

                                                   Year Ended December 31,
                                            ------------------------------------
                                                 1995                  1994
                                                 ----                  ----

        Wireline Services (logging,
           perforating, crane rental)       $    4,625,744       $     4,275,433
        Drilling and Completion
           (workover and Pump
           sales)                                1,324,095             1,464,815
        Tools and Packers (sales and
           rentals of bridge plugs
           and packers)                            229,379               333,952
                                            --------------       ---------------
                                            $    6,179,218       $     6,074,200
                                            ==============       ===============

         Wireline services in the Black Warrior Basin and the Permian Basin of Texas and New Mexico increased $386,926 during 1995. The increase in the Black Warrior Basin is related to the amplified programs of two primary customers. The increase in sales in the Permian Basin of Texas and New Mexico was attributed to the expansion of an alliance in the directional drilling programs. Revenues from the completion and workover division declined $140,720 from its 1994 level primarily because the Company had five rigs operating in 1995 compared to the six rigs in 1994.

         Costs and expenses decreased by $386,926 for the year ended December 31, 1995 as compared to 1994. Salaries and benefits increased by $51,782 for 1995 as compared to 1994 while the total number of field employees decreased from 90 at December 31, 1994 to 82 at December 31, 1995. Depreciation and amortization expense decreased by $130,142 for 1995 as compared to 1994. Other expense components such as tools, supplies, parts and fuel decreased slightly with the increased monitoring efforts enacted by management. In the first quarter of 1995, the Company successfully renegotiated its worker's compensation insurance coverage with Liberty Mutual Insurance. Effective January 10, 1995, Liberty Mutual began providing coverage for all of the Company's employees. By doing so, the Company should realize a reduction in overall insurance costs. The Company will continue to closely monitor all expenses in its effort to reduce waste and cut expenses wherever possible.

         Interest and amortization of debt discount and expense increased by $40,104 for the year ended December 31, 1995, as compared to 1994 as the Company incurred additional long-term debt to finance new wireline trucks. See Item 1, "Electric Wireline Services".

         The benefit for income taxes was 29.3% and 6.6% of pretax loss for 1995 and 1994, respectively. The current federal and state tax benefits in 1995 results from the utilization of the net operating losses generated in 1995 to offset the income tax expense associated with the extraordinary gain on extinguishment of debt described in Note 7, "Notes to Consolidated Financial Statements".


Twelve-Month Periods Ended December 31, 1994 and 1993

         The Company experienced a net loss of $1,142,118 for the year ended December 31, 1994 as compared to a net loss of $1,701,414 for 1993. Results of operations for 1993 was adversely affected by management's efforts to acquire concessions for drilling and production in the Syrian Arab Republic.

         Revenues decreased by $1,066,865 to $6,074,200 for the year ended December 31, 1994,a result of the continued slowdown in non-conventional fuel source activity in the Black Warrior Basin. Tools and Packers sales related to activity in the Black Warrior Basin and thus showed a decline of $157,760 from 1993. Revenues by business line are summarized below:

                                                   Year Ended December 31,
                                           ------------------------------------
                                                1994                  1993
                                                ----                  ----

        Wireline Services (logging,
           perforating, crane rental)      $    4,275,433       $     4,280,550
        Drilling and Completion
           (drilling, workover and
           pump sales)                          1,464,815             2,368,803
        Tools and Packers (sales and
           rentals of bridge plugs
           and packers)                           333,952               491,712
                                           --------------       ---------------
                                           $    6,074,200       $     7,141,065
                                           ==============       ===============

         Wireline services in the Black Warrior Basin decreased $448,552 during 1994 primarily due to the continuing effects of the completion of the Taurus, MetFuel and Torch drilling, completion and workover programs in prior years. This decline was almost completely offset by a $443,435 increase in sales in the Permian Basin of Texas and New Mexico. While the Company was successful in achieving slight price increases in its workover and completion services, overall activity was down from 1993. Revenues from this division declined $903,988 from its 1993 level primary because the Company no longer operated as a pump distributor for Robbins & Myers.

         Costs and expenses decreased by $1,367,689 for the year ended December 31, 1994 as compared to 1993. Salaries and benefits decreased by $270,735 for 1994 as compared to 1993 while the total number of field employees decreased from 101 at December 31, 1993 to 90 at December 31, 1994. Depreciation and amortization expense decreased by $204,018 for 1994 as compared to 1993. Workers' compensation and general liability insurance decreased by $144,912 in 1994 as compared to 1993. This decrease was directly related to the decline in wages. Also, during the fourth quarter of 1994, the Company utilized the services of a temporary employment agency to provide crews for its workover division. This allowed the Company to take advantage of the significantly lower workman's compensation insurance costs. Other expense components such as tools, supplies, parts and fuel decreased with the increased monitoring efforts enacted by management. The Company will continue to closely monitor all expenses in its effort to reduce waste and cut expenses wherever possible.

         Interest and amortization of debt discount and expense decreased by $94,969 for the year ended December 31, 1994, as compared to 1993 as the Company refinanced its chattel notes at lower market rates.

         The benefit for income taxes was 6.6% and 4.11% of pre-tax loss for 1994 and 1993, respectively. The effective income tax rates differ from statutory federal rates primarily due to the non- utilization of net operating losses in 1994 and 1993.

Liquidity and Capital Resources

         Cash flow provided by Company operations was $609,218 for the year ended December 31, 1995, as compared to $227,677 for the year ended December 31, 1994. The Company's net loss of $158,149 increased operating cash flow by $532,452 after adjusting for depreciation and amortization of $690,601. Additionally, the Company decreased inventory by $42,381. The Company received $120,031 during the year from the sale of equipment.

         The Company is in default in payment of principal and interest in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At December 31, 1995, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $788,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At December 31, 1995, interest arrearages for the 14% and 13% amounted to $1,343,750.

         The Company executed a Reorganization Agreement with the holders of certain debt of the Company (the "Debt Holders") on November 30, 1995 pursuant to which such Debt Holders agreed to exchange the debt held by them for shares of the Company's Common Stock as follows:

              Debt Holder              Debt Exchanged         Shares Received
              -----------              --------------         ---------------

           Morgan D. Everett              $131,250                56,112

          International Trust             $131,250                56,112

          Mansfield Soderberg             $131,250                56,112

          Pangaea Investment              $262,500                131,250

            Employee Group                $297,132                148,565

            William Jenkins               $400,000                200,000


In connection with the reorganization discussed above, the Company also effected a 1-for-200 reverse stock split on October 30, 1995.

          The Company continues to explore potential sources of capital, but has no definitive financing plans in place. The Company continues to suffer from a severe lack of liquidity and working capital shortages. It should be noted that Coopers & Lybrand L.L.P., the Company's independent accountants, have qualified their report on the Company's consolidated financial statements at December 31, 1995 by including an explanatory paragraph as to the ability of the Company to continue as a going concern and the Company's default on its debenture agreements, operating losses and lack of liquidity. See the "Report of Independent Accountants" contained in Item 7, "Financial Statements", and Note 3 of "Notes to Consolidated Financial Statements".

Item 7.  Financial Statements and Supplementary Data.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                           Page

    Report of Independent Accountants for the Years Ended December 31,
    1995, 1994, and 1993                                                     20

    Consolidated Balance Sheets as of December 31, 1995 and 1994             21

    Consolidated Statements of Operations for the Years Ended
    December 31, 1995, 1994, and 1993                                        22

    Consolidated Statements of Stockholders' Deficit for the
    Years Ended December 31, 1995, 1994, and 1993                            23

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994, and 1993                                        24

    Notes to Consolidated Financial Statements                               25

Report of Independent Accountants


The Stockholders and Board of Directors
Black Warrior Wireline Corp.
Columbus, Mississippi

We have audited the accompanying consolidated balance sheets of Black Warrior Wireline Corp. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Warrior Wireline Corp. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's default on its debenture agreements, operating losses and lack of liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                   Coopers  & Lybrand L.L.P.



Birmingham, Alabama
March 15, 1996


Black Warrior Wireline Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 1995 and 1994


                         ASSETS                                                              1995             1994
Current assets:
     Cash and cash equivalents                                                         $    284,825     $     40,453
     Accounts receivable, less allowance for doubtful accounts of
        $130,115 and $117,540                                                               830,384          875,011
     Inventories                                                                            185,813          228,194
     Prepaid expenses                                                                        31,917           73,755
     Federal income tax receivable                                                           80,432           80,432
     Other receivables                                                                          178           20,435
                                                                                        ------------     ------------
          Total current assets                                                            1,413,549        1,318,280
Property, plant, and equipment, less accumulated depreciation of
     $3,311,919 and $3,200,235                                                            1,306,126        1,380,157
Other assets                                                                                  5,405            3,842
                                                                                        ------------     ------------

          Total assets                                                                 $  2,725,080     $  2,702,279
                                                                                        ------------     ------------

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                  $    821,254     $    867,814
     Accrued salaries and vacation                                                           15,839           59,290
     Accrued interest payable                                                             1,214,422        1,276,675
     Other accrued expenses                                                                 229,446          158,390
     Notes payable to banks                                                                  68,575           82,227
     Notes payable, related parties                                                                          623,530
     Current maturities of long-term debt and capital lease obligations                   1,526,127        2,151,444
                                                                                        ------------     ------------
          Total current liabilities                                                       3,875,663        5,219,370
Long-term debt and capital lease obligations, less current maturities                       385,696          237,341
                                                                                        ------------     ------------
          Total liabilities                                                               4,261,359        5,456,711
                                                                                        ------------     ------------

Commitments and contingencies (Notes 7, 8, 15, and 16)

Common stock, par value $.0005 per share, 50,000,000 shares authorized,  759,052 and 14,169,252 shares issued at 1995
     and 1994, respectively                                                                     380            7,085
Additional paid-in capital                                                                3,375,702        1,992,695
Accumulated deficit                                                                      (4,328,968)      (4,170,819)
Treasury stock, at cost, 4,073 and 814,626 shares at 1995 and 1994,
     respectively                                                                          (583,393)        (583,393)
                                                                                        ------------     ------------
          Total stockholders' deficit                                                    (1,536,279)      (2,754,432)
                                                                                        ------------     ------------

          Total liabilities and stockholders' deficit                                  $  2,725,080     $   2,702,279
                                                                                        ============     ============


The accompanying notes are an integral part of these consolidated financial statements.


Black Warrior Wireline Corp. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1995, 1994, and 1993


                                                                           1995              1994               1993

Net revenues                                                      $    6,179,218    $    6,074,200     $   7,141,065

Operating costs                                                        4,522,920         4,813,755         5,517,625

Selling, general, and administrative expenses                          1,187,900         1,283,991         1,947,810

Depreciation and amortization                                            690,601           820,743         1,024,761
                                                                     ------------      ------------     -------------

        Loss from operations                                            (222,203)         (844,289)       (1,349,131)

Interest expense and amortization of debt discount                      (625,990)         (585,886)         (680,855)

Net gain on sale of fixed assets                                          65,450           201,933           245,622

Other income                                                              10,627             5,692             9,950
                                                                     ------------      ------------     -------------

        Loss before benefit for income taxes
          and extraordinary gain                                        (772,116)       (1,222,550)       (1,774,414)

Benefit for income taxes                                                (226,554)          (80,432)          (73,000)
                                                                     ------------      ------------     -------------

        Loss before extraordinary gain                                  (545,562)       (1,142,118)       (1,701,414)

Extraordinary gain on extinguishment of debt,
     net of income taxes of $226,554 (Note 7)                            387,413
                                                                     ------------      ------------     -------------

        Net loss                                                  $     (158,149)   $   (1,142,118)    $  (1,701,414)
                                                                     ============      ============     =============
Loss per average common share*:
     Loss before extraordinary gain                               $        (6.14)   $       (17.30)    $      (26.54)
     Extraordinary gain, net of income taxes                      $         4.36
     Net loss                                                     $        (1.78)   $       (17.30)    $      (26.54)

Average common and common equivalent shares
     outstanding*                                                         88,905            66,008            64,111


*    1994 and 1993 loss per average  common share and average  common and common
     equivalent   shares  outstanding  have been restated to reflect a 1 for 200 reverse stock split effected during 1995. See Note 10.



The accompanying notes are an integral part of these consolidated financial statements.


Black Warrior Wireline Corp. and Subsidiaries
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1994, and 1993


                                         Common Stock                                          Treasury Stock
                                  -------------------------     Paid-In     Accumulated   -------------------------
                                      Shares      Par Value     Capital        Deficit       Shares        Cost
                                  ------------   ----------   -----------    -----------   -----------   -----------

Balance, December 31, 1992         13,623,252    $   6,812    $1,878,469     $(1,327,287)     814,626    $ (583,393)

Shares issued  as
consideration for
     consulting services              246,000          123        76,876

Net loss for the year ended
     December 31, 1993                                                        (1,701,414)
                                   -----------    ---------    ----------     ----------    ----------    ----------

Balance, December 31, 1993         13,869,252        6,935     1,955,345      (3,028,701)     814,626      (583,393)

Shares issued in settlement of
     accrued liability                300,000          150        37,350

Net loss for the year ended
     December 31, 1994                                                        (1,142,118)
                                   -----------    ---------    ----------     ----------    ----------    ----------

Balance, December 31, 1994         14,169,252        7,085     1,992,695      (4,170,819)     814,626      (583,393)

Effect of 1 for 200 reverse
     stock split                  (14,098,351)      (7,049)        7,049                     (810,553)

Conversion  of  notes  payable
and subordinated debentures
to common stock                      648,151          324     1,295,978

Shares issued in consideration
     for consulting services           40,000           20        79,980

Net loss for the year ended
     December 31, 1995                                                          (158,149)
                                   -----------    ---------    ----------     ----------    ----------    ----------

Balance, December 31, 1995            759,052    $     380    $3,375,702     $(4,328,968)       4,073    $ (583,393)
                                   -----------    ---------   - ---------     ----------    ----------   - ---------





The accompanying notes are an integral part of these consolidated financial statements.


Black Warrior Wireline Corp. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1995, 1994, and 1993
                                                                              1995            1994            1993
Cash flows from operating activities:
     Net loss                                                           $  (158,149)    $ (1,142,118)   $ (1,701,414)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
          Depreciation                                                      690,601          787,543         898,717
          Amortization                                                                        33,200         126,044
          Amortization of deferred gain                                                     (141,637)       (137,986)
          Allowance for doubtful accounts                                    12,575           26,286         131,224
          Net gain on disposition of assets                                 (65,450)         (60,296)       (107,636)
          Compensation, consulting, and management expenses paid
             by issuance of common stock                                     80,000                           76,999
          Gain on extinguishment of debt, net of income taxes              (387,413)
          Benefit for income taxes                                         (226,554)         (80,432)        (73,000)
          Change in:
             Accounts receivable                                             32,052           57,341         974,698
             Inventories                                                     42,381          137,984          51,807
             Prepaid expenses                                                41,838           11,870           5,775
             Other receivables                                               20,257          (16,135)           (800)
             Other assets                                                    (1,563)             991            (115)
             Accounts payable and accrued liabilities                       528,643          613,080          25,123
             Due to affiliate                                                                              (1,23,449)
                                                                         -----------     ------------    ------------
                  Cash provided by operating activities                     609,218          227,677         145,987
                                                                         -----------     ------------    ------------
Cash flows from investing activities:
     Acquisitions of property, plant, and equipment                        (299,306)        (104,818)       (120,180)
     Proceeds from sale of fixed assets                                     120,031          178,260         231,103
                                                                         -----------     ------------    ------------
                  Cash (used in) provided by investing activities          (179,275)          73,442         110,923
                                                                         -----------     ------------    ------------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                 41,959           56,561         111,034
     Principal payments on long-term debt, notes payable, and
        capital lease obligations                                          (227,530)        (378,043)       (480,335)
                                                                         -----------     ------------    ------------
                  Cash used in financing activities                        (185,571)        (321,482)       (369,301)
                                                                         -----------     ------------    ------------
                  Net increase (decrease) in cash and cash                  244,372          (20,363)       (112,391)
                  equivalents
Cash and cash equivalents, beginning of year                                 40,453           60,816         173,207
                                                                         -----------     ------------    ------------

Cash and cash equivalents, end of year                                  $   284,825     $     40,453    $     60,816
                                                                         ===========     ============    ============

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Interest                                                        $    78,392     $     59,444    $    302,447
                                                                         ===========     ============    ============
        Income taxes                                                    $         0     $          0    $          0
                                                                         ===========     ============    ============

Supplemental schedule of noncash investing and financing activities:
     Shares issued as consideration for consulting services             $    80,000                     $     76,999
     Notes payable and subordinated debentures converted to common
        stock (Note 7)                                                    1,296,302
     Accrued interest forgiven (Note 7)                                     556,889
     Accrued interest converted to notes payable                             52,962
     Shares issued in settlement of accrued liability                                   $     37,500
     Acquisition of property, plant, and equipment financed under
        capital leases and notes payable                                    371,846          361,244          42,347
     Vehicles sold to officer for reduction in notes payable,                                  5,300
        related parties
     Accounts payable to legal counsel converted to notes payable                             81,404
     Accrued salaries and loans converted to notes payable, related                          113,037
        parties

The accompanying notes are an integral part of these consolidated financial statements.

Black Warrior Wireline Corp. and Subsidiaries
Notes to Consolidated Financial Statements


  1.   General Information

       Black Warrior Wireline Corp., a Delaware corporation, is an integrated oil and gas well servicing company which provides wireline, drilling, completion, and workover services primarily in the Black Warrior Basin of Alabama and Mississippi and the Permian Basin of Texas and New Mexico.


  2.   SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of Black Warrior Wireline Corp. and its wholly-owned subsidiary, Boone Wireline Co., and the following inactive subsidiaries:
       Black Warrior International, Inc., Black Warrior International (Bermuda), Ltd., Black Warrior Oil and Gas, Ltd., and Black Warrior Syria, Ltd. (the Company). All significant intercompany accounts and transactions have been eliminated.

       Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be cash equivalents.

       Inventories - Inventories, which consist primarily of supplies used in well servicing activities, have useful lives of less than one year and are stated at the lower of cost (first-in, first-out method) or net realizable value.

       Property, Plant, and Equipment - Property, plant, and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (buildings - 30 years, vehicles and other equipment - 2 to 10 years).

       Investment in Partnerships - The Company has a 50% ownership interest in two partnerships, Black Warrior Mideast Partnership (inactive) and Black Warrior Mideast Company (see Note 5). The investments are carried at cost and adjusted for equity in undistributed earnings or losses of the partnerships. The investment is not reduced below zero for losses because the underlying debt is nonrecourse. Equity income from the partnerships will not be recognized until the cumulative income exceeds the cumulative unrecognized losses.

       Income Taxes - The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets are recognized only to the extent of their anticipated realization.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  3.   Results of Operations and Management's Plans

       The Company incurred a loss before benefit for income taxes and extraordinary gain of $772,116 in 1995 and had current liabilities in excess of current assets of $2,462,114 at December 31, 1995. As discussed in Note 7, at December 31, 1995 and 1994, the Company was in default of its 14% subordinated debenture agreement and 13% convertible subordinated debenture agreement, due to lack of payment of principal and interest and certain other covenant violations. Accordingly, the 14% and 13% debentures have been classified as current liabilities at December 31, 1995 and 1994. Currently, the Company does not have the liquidity necessary to satisfy its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company is currently attempting to negotiate the conversion of its remaining 14% and 13% subordinated debentures to equity. At December 31, 1995, the total subordinated debentures outstanding and the accrued interest on the subordinated debentures was $1,343,750 and $1,146,767, respectively. There can be no assurance that such a conversion can be consummated. In the event that a debt to equity conversion occurs, the Company would still be required to find additional sources of working capital in order to meet its outstanding obligations and finance its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  4.   Related Party Transactions

       The Company had an outstanding balance of $289,293 included in notes payable, related parties, at December 31, 1994 and accrued interest payable of $2,497 at December 31, 1994 relating to a financing agreement with RABAD, a partnership comprised of officers and spouses of officers of the Company, whereby RABAD advanced funds to the Company for operations. These advances were collateralized by accounts receivable and bore interest at a rate of prime plus 2%. Interest expense recognized on these advances for 1995, 1994, and 1993 was $20,954, $27,353, and
       $36,771, respectively.

       On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advances totaling $297,131 (see Note
       7).

       The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 to the president of the Company and his spouse. Interest expense recognized on the notes payable for 1995, 1994, and 1993 was $28,611, $31,491, and $11,600, respectively.

       On December 20, 1995, the president of the Company and his spouse accepted 200,000 shares of the Company's common stock in full satisfaction of the outstanding balance of notes payable totaling $400,000 (see Note 7).

       During 1994, the Company sold two vehicles with a net book value of $7,500 to the president of the Company in exchange for a $5,300 reduction in notes payable due him.

       During October 1994, the Company began leasing office space from the president of the Company. The lease agreement is currently on a month-to-month basis. The total amount paid to the president during the years ended December 31, 1995 and 1994 was $22,262 and $3,200, respectively.

       See Note 9 for a description of the sale of fixed assets to the Delaware Partnership.

       See Note 10 for common stock transactions with related parties.


  5.   Investment in Black Warrior Mideast Company (BWMC)

       BWMC ceased operations during the year ended December 31, 1993, and the Company anticipates dissolving the partnership when BWMC's obligations have been settled. The anticipated dissolution has no impact on the Company's financial statements since substantially all of the liabilities of the partnership are non-recourse. BWMC's non-current assets consist primarily of drilling and other operating equipment. The equipment is in the possession of the Company's Middle East agent, which has impaired BWMC's ability to remove the equipment from the Middle East.

       As described in Note 2, the Company has reported the investment in BWMC using the equity method. However, since substantially all of BWMC's liabilities are non-recourse to the Company, losses are not recognized which would reduce the Company's investment basis below zero. If the full equity method had been utilized, losses recognized by the Company would have increased approximately $2,019,000 at December 31, 1993, of which approximately $875,000 would have been recognized in 1993. Financial information for the years ended December 31, 1995 and 1994 is not available.

  6.   Property, Plant, and Equipment

       Property, plant, and equipment includes the following at December 31, 1995 and 1994:

                                                         1995            1994

          Vehicles                                  $ 2,078,292    $ 2,114,840
          Drilling rigs and related equipment           312,231        351,000
          Operating equipment                         1,989,420      1,881,368
          Office equipment                              238,102        233,184
                                                     ----------     ----------
                                                      4,618,045      4,580,392
          Less accumulated depreciation               3,311,919      3,200,235
                                                     ----------     ----------
          Net property, plant, and equipment        $ 1,306,126    $ 1,380,157
                                                     ==========     ==========



       The Company had equipment with a net book value of $58,803 and $58,571 at December 31, 1995 and 1994, respectively, that is not being used in operations but is being maintained for future service.

       The following is a summary of the equipment under capital leases (included above) at December 31, 1995 and 1994:

                                                          1995           1994

          Vehicles                                   $   15,600     $   63,255
          Operating equipment                            28,834         28,834
          Office equipment                                9,955          9,955
                                                      ---------     ----------
                                                         54,389        102,044
          Less accumulated depreciation                  43,434         50,266
                                                      ---------     ----------
               Net equipment under capital lease     $   10,955     $   51,778
                                                     ==========     ==========

  7.   Long-Term Debt and Other Financing Arrangements

       At December 31, 1995 and 1994, long-term debt and other financing arrangements consisted of the following:

                                                                                           1995              1994
          Note payable to Trustmark  National  Bank,  interest and principal due
          January  1997,  interest at prime as reported  by  Trustmark  National
          Bank,  collateralized  by three vehicles and equipment with a net book value of $26,383 at December 31, 1995. Prime rate at December 31, 1995 was 8.5%.



                                                                                      $      28,829

          Note payable to First Columbus National Bank, interest and principal due April 1995, interest at prime as reported by First Columbus
          National Bank, collateralized by four vehicles and equipment with a net book value of $76,938 at December 31, 1994. Prime rate at December
          31, 1994 was 8.5%.



                                                                                                        $      29,559

          Note payable to Sunburst Bank, monthly payments of $1,017 required through September 1995, including interest at 9.00% collateralized by one vehicle with a net book value of $8,168.

                                                                                                                8,822

          Note payable to Trustmark  National Bank,  monthly  payments of $1,733
          required   through   August   1996,   including   interest   at   8.8%
          collateralized  by a vehicle  and  equipment  with a net book value of
          $26,813 at December 31, 1995.


                                                                                             13,477            32,170

          Note payable to Trustmark National Bank, monthly payments of $1,502 required through April 1997 including interest at 9.5%, collateralized by a vehicle and equipment with a net book value of $32,542.

                                                                                             22,488

          Note payable to Trustmark National Bank, monthly payments of $717 through June 1996 including interest at prime as reported by Trustmark
          National Bank, collateralized by equipment with a net book value of $11,273 at December 31, 1995. Prime rate at December 31, 1995 was
          8.5%.



                                                                                              3,781            11,676
                                                                                        ------------     -------------

               Total notes payable to banks                                           $      68,575     $      82,227
                                                                                        ------------     -------------




                                                                                              1995             1994
          Installment  notes  payable,  monthly  payments  required  in  varying amounts through January 1999,  interest at rates ranging from 7.25% to
          13.24%, collateralized by vehicles and equipment with a net book value of $512,666 at December 31, 1995.


                                                                                      $     510,929    $     271,602

          Capitalized leases, monthly payments required in varying amounts through November 1996, interest at rates ranging from 12% to 16%, collateralized by vehicles and equipment with a net book value of $10,955 at December 31, 1995.


                                                                                              8,240           35,779

          Note  payable to Haskell,  Slaughter,  Young & Johnston,  Professional
          Association,   monthly  principal  payments  of  $2,500  plus  accrued
          interest  required  through August 1997,  interest at prime plus 1% as reported by First Alabama Bank, collateralized by $34,481 in inventory and  miscellaneous  equipment  with an  approximate  net book value of
          $22,900 at December  31,  1995.  Prime rate at  December  31, 1995 was
          8.5%.





                                                                                             48,904           81,404

          14%  subordinated   debentures,   original  terms  include   quarterly
          principal  payments of $115,625  beginning  November  30, 1991 through
          August 31, 1993 and interest payable quarterly

                                                                                            900,000          900,000

          13%  convertible  subordinated  debentures,   original  terms  include
          quarterly  interest payments of $35,750 beginning  September 30, 1991, with the principal balance due on August 31, 1995

                                                                                            443,750        1,100,000
                                                                                       -------------     ------------
                                                                                          1,911,823        2,388,785
               Current portion of long-term debt                                         (1,526,127)      (2,151,444)
                                                                                       -------------     ------------

               Total long-term debt and capital lease obligations                     $     385,696    $     237,341
                                                                                       =============     ============

          Notes payable to RABAD,  partnership comprised of officers and spouses of officers of the Company,  due on demand,  interest monthly at prime plus 2%, collateralized by accounts receivable. Prime rate at December
          31, 1994 was 8.5%.
                                                                                      $           0     $    289,293

          Notes payable to the president of the Company and his spouse, interest monthly  at 8.5%,  principal  and  accrued  interest  due  June  1995, collateralized  by  vehicles  and  equipment  with a net book value of
          $131,154 at December 31, 1994
                                                                                                  0          334,237
                                                                                        ------------     ------------

               Total notes payable, related parties                                   $           0     $    623,530
                                                                                       =============     ============

                                       - 29 -

        On November 30, 1995, the Company executed a Reorgnaization Agreement with the holders of certain debt of the Company whereby, the Company converted a portion of the 13% convertible subordinated debentures and the notes payable to related parties to common stock. In conjunction with the conversion, accrued interest and certain debt were forgiven by the debtholders, resulting in the recognition of an extraordinary gain on extinguishment of debt of $387,967, net of income taxes of $226,554.

       The following is a summary of the debt and accrued interest conversion and extinguishment:

                                                                                               Shares of     Accrued
                                                       Principal     Principal                 Common        Interest
                                                       Converted     Forgiven       Total      Stock Issued  Forgiven
                                                       ----------    ----------   ----------   ----------    ----------

       13% Convertible subordinated debentures        $  599,172     $  57,078   $  656,250      299,586     $ 535,344

       Notes   payable  to  the  president  of  the
       Company and his spouse                            400,000                    400,000      200,000        21,545

       Notes payable to RABAD                            297,130                    297,130      148,565
                                                        --------      ---------    ---------     --------     ---------

                                                      $1,296,302      $  57,078   $1,353,380     648,151     $ 556,889
                                                       ==========     =========    ==========    ========     =========




       The Company guaranteed that RABAD would be able to sell its common stock received in the conversion for $2 per share within one year of this conversion. This agreement is collateralized by $100,000 of the Company's accounts receivable. The collateral will be utilized to cover any deficiencies between the actual selling price and the guaranteed price of $2 per share.

       At December 31, 1995 and 1994, the Company was in default of its 14% subordinated debenture and 13% convertible subordinated debenture agreements due to its failure to make scheduled principal and interest payments. Debenture holders representing $800,000 of the 14% subordinated debentures outstanding at December 31, 1995 and 1994 have notified the Company of default and requested immediate payment of the entire outstanding balance. In accordance with the default provisions in the 14% subordinated debenture and 13% convertible subordinated debenture agreements, the stated interest rate was increased to 2% per month effective November 30, 1991 and June 30, 1992, respectively.

       In addition, the Company is in violation of several other covenants related to the 14% and 13% subordinated debenture agreements, including, but not limited to, timely payment of taxes and compliance with provisions and terms of all material agreements and commitments. Although the 14% debenture holders and the remaining 13% debenture holders have not notified the Company regarding acceleration of payment, the debenture holders have the right to require immediate payment. Accordingly, the entire balances of the debentures have been classified as current liabilities.

       Under  the  covenants  of  the  debenture  agreements,   the  Company  is
       prohibited from declaring or paying any dividends to shareholders as long as the debentures are in default.

       The 13% subordinated debentures were originally convertible into shares of common stock of the Company with the number of shares issuable upon conversion being determined by dividing the principal amount of the debentures to be converted by the conversion price in effect on the conversion date. Giving effect to the 1 for 200 reverse stock split, the debentures were convertible into 2,500 shares of common stock at the price per share of $440 at December 31, 1995 based on the conversion feature as defined in the debenture agreement. As noted previously, certain of the 13% debenture holders negotiated the conversion of principal to common stock at a price of $2 per share subsequent to the effective date of the 1-for-200 reverse stock split.

       At December 31, 1995, aggregate maturities of notes payable and long-term debt and future minimum lease payments under capital leases are as follows:

         1997                                          $     164,359
         1998                                                117,878
         1999                                                 83,401
         2000                                                 20,058
                                                       -------------

                                                       $     385,696
                                                       =============


  8.   Leases

       The Company has a number of operating lease agreements primarily for office space and equipment. These leases are cancelable and have terms of one year or less. Rent expense was approximately $173,000, $142,000, and $171,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

  9.   Deferred Gain

       During November 1991, the Company sold drilling equipment with a net book value of approximately $394,000 to BWMC for $1,250,000. The Company included $427,800 of the gain in 1991 income and recorded $427,800 as a deferred gain to be amortized into income over the estimated remaining useful life of the drilling equipment of approximately four years. The Company recognized income of approximately $142,000 and $138,000 from amortization of the deferred gain during the years ended December 31, 1994 and 1993, respectively. The amortization is included in gain on sale of fixed assets. The deferred gain was fully amortized at December 31, 1994.


 10.   Common Stock Transactions

       During 1995, the Company effectuated a 1-for-200 reverse stock split effective for each share owned by stockholders of record at the close of business on October 30, 1995. Par value remained at $.0005 per share. The reverse stock split reduced the 14,169,252 shares of common stock to 70,901 shares of common stock outstanding. A total of $7,049 was reclassified from the Company's common stock to the Company's additional paid in capital. All share and per share amounts in loss per share calculations have been restated to retroactively reflect the reverse stock split.

       Issuance of common stock for the settlement of liabilities of the Company are set forth below. Since the market value of the Company's stock was not readily available, the per share amounts for these transactions have been determined by the Company's Board of Directors based on the Company's financial results, business developments, common stock transfer restrictions, number of shares issued and other factors which would influence the fair value at the date of Board approval.

                                                                                                        Amount
          Month of            Month of                                                                Recorded to
           Board              Issuance/                                       Number        Amount    Stockholders'
          Approval            Purchase              Description             of Shares     Per Share      Equity
        --------------      -------------     -------------------------    ----------    ---------    ------------
         July 1993            July 1993       Issued in satisfaction of
                                                management fees              246,000 *    $   .50 *    $   76,999

        January 1994         January 1994     Issued to settle litigation    300,000 *       .185 *        37,500


        November 1995        December 1995    Issued to debt holders in
                                                satisfaction of notes payable
                                                subordinated debentures      648,151         2.00       1,296,302

        November 1995        December 1995    Issued in satisfaction of
                                                consulting fees               40,000         2.00         80,000


       * Data has not been restated to reflect 1-for-200 reverse stock split effected during 1995.


 11.   Stock Warrants

       The Company had warrants outstanding at December 31, 1994 giving the holders the right to purchase up to 1,800,000 shares of the Company's common stock at $2.50 per share. The warrants expired unexercised during 1995.

       In conjunction with the 1990 issuance of the 14% subordinated debentures, the Company issued warrants to purchase, at a nominal amount, an aggregate of 2.842% of the issued and outstanding common stock of the Company, but in no event less than 396,162 shares. The warrants expired on August 10, 1995 as set forth in the debenture and warrant purchase agreements.

 12.   Income Taxes

       The benefit for income taxes consists of the following for the years ended December 31, 1995, 1994, and 1993:

                                  1995              1994              1993
      Federal:
         Current           $    (205,065)     $    (80,432)     $    (73,000)
         Deferred                      0                 0                 0
                            -------------     -------------     -------------
                                (205,065)          (80,432)           73,000)
      State:
         Current                 (21,489)                0                 0
         Deferred                      0                 0                 0
                            -------------     -------------     -------------
                                 (21,489)                0                 0
                            -------------     -------------     -------------
           Total           $    (226,554)     $    (80,432)     $    (73,000)
                            =============     ==============    =============



       The current federal and state tax benefits in 1995 result from the utilization of the net operating losses generated in 1995 to offset the income tax expense associated with the extraordinary gain on extinguishment of debt described in Note 7.

       The current federal tax benefit in 1994 and 1993 result from the utilization of net operating losses generated in 1994 and 1993 to recover taxes previously paid.

       The benefit for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the loss before benefit for income taxes and extraordinary gain, as follows:

                                                                             1995             1994             1993

          Benefit at federal statutory rate                          $   (262,520)    $   (415,667)    $    (603,301)
          Nondeductible tax penalties                                                       22,941
          Amortization of deferred gain                                                    (48,157           (46,915)
          Write off of bad debts                                           (4,691)        (138,973)
          Miscellaneous nondeductible expenses                             75,093          123,299            15,167
          Non-utilization of net operating losses                         192,118          376,125           562,049
          Utilization of net operating losses to offset
             tax expense on extraordinary gain                           (226,554)
                                                                      ------------     ------------     -------------

               Benefit for federal income taxes                      $   (226,554)    $    (80,432)    $     (73,000)
                                                                      ============     ============     =============



       The Company has available loss carryforwards of approximately $3,000,000 for federal and alternative minimum tax purposes that expire at various dates to 2010. Additionally, the Company has state net operating loss carryforwards of $2,600,000 which expire at various dates to 2010.

       Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. In general, these temporary differences are more inclusive than timing differences recognized under previously applicable accounting principles. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                                         1995              1994
          Gross deferred tax assets:
             Allowance for doubtful accounts receivable           $      35,243     $      42,549
             Accrued bonuses and other                                      397            33,057
             Operating loss carryforwards                             1,126,930         1,478,853
                                                                   -------------     -------------
               Gross deferred tax asset                               1,162,570         1,554,459
                                                                   -------------     -------------

          Gross deferred tax liabilities:
             Depreciation                                              (389,130)         (179,457)
                                                                   -------------     -------------
               Gross deferred tax liability                            (389,130)         (179,457)
                                                                   -------------     -------------

               Net deferred tax asset                                   773,440         1,375,002

          Less:  valuation allowance                                   (773,440)       (1,375,002)
                                                                   -------------     -------------
               Net deferred taxes                                 $           0     $           0
                                                                   =============     =============



       The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the net deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. Based on the Company's results of operations, there is substantial doubt as to the realizability of the net deferred tax asset. Accordingly, a valuation allowance has been established for the entire net deferred tax asset for 1995 and 1994.


 13.   Loss Per Share

       Loss per share has been computed based on the weighted average number of shares of common stock actually outstanding and common stock equivalents, which include shares issuable upon exercise of stock warrants and convertible debentures. For 1995, 1994, and 1993 common stock equivalents have been excluded from the loss per share calculation since the common stock equivalents are anti-dilutive. Treasury shares and an additional 547 shares surrendered to the Company have also been excluded from the 1995, 1994, and 1993 loss per share computations. All 1994 and 1993 share and per share amounts have been restated to retroactively reflect the 1-for-200 reverse stock split.

 14.   Major Customers

       Most of the Company's business activity is with customers engaged in drilling and operating natural gas wells primarily in the Black Warrior Basin in Alabama and Mississippi and in the Permian Basin in Texas. Substantially all of the Company's accounts receivable at December 31, 1995 and 1994 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

       The Company earned revenues in excess of 10% of its total revenues from the following customers for the years ended December 31, 1995, 1994, and 1993, as follows:


                                                                       1995              1994              1993

       Taurus Exploration, Inc.                                $   1,921,808     $   1,940,710     $   2,804,000
       Parker and Parsley Development Company                        772,383           655,447           723,000
       Becfield Drilling Company                                   1,114,473


 15.   Employment Agreements

       At December 31, 1995, the Company has an employment agreement with William L. Jenkins, its president, which expires on March 31, 1997, calling for a base salary of $5,250 per month, to be adjusted annually for inflation. In addition, the agreement gives Jenkins the option to purchase shares of the Company's common stock as follows if he remains employed pursuant to the employment agreement: 350,000 shares at April 1, 1996; and 500,000 additional shares at April 1, 1997. The purchase price of the common stock under the options, which is fixed on the date each option is granted, will be 100% of the mean between the highest and lowest price per share for transactions in common stock during the three months prior to the dates the options are granted.

       The Company paid Jenkins a discretionary bonus of $375,000 through the issuance of 600,000 shares of common stock valued at $0.625 per share for the year ended December 31, 1991 and agreed to pay Jenkins' tax liability related to the bonus. The Company had a remaining accrual of approximately $15,000 and $86,000 at December 31, 1995 and 1994, respectively, relating to the payment of Jenkins' tax liability.

       The Company has two-year employment agreements with Danny Ray Thornton and Allen Neel, vice presidents of the Company, which expire on February 1, 1998, calling for base salaries of $6,250 per month, to be adjusted annually for inflation. In addition, if they remain employed pursuant to the employment agreements, the agreements give Thornton and Neel the option for each to purchase 10,000 shares of the Company's common stock on each of the first three anniversary dates of the agreements. The purchase price of the common stock under the options, which is fixed on the date each option is granted, will be 50% of the mean between the highest and lowest price per share for transactions in common stock during the three months prior to the dates the options are granted.



 16.   Contingencies

       The Company is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the assets, liabilities, stockholders' deficit, cash flows, or results of operations of the Company.

       In 1993 the Internal Revenue Service (IRS) proposed an adjustment of $1,611,000 to increase the value of the stock bonus paid to the Company's president during 1991. As discussed in Note 15, the Company agreed to pay the president's tax liability related to the bonus; thus, the Company will be liable for any additional taxes resulting from an unfavorable resolution of the IRS's proposed adjustment. The Company's president is currently appealing the IRS's proposed adjustment. The ultimate outcome cannot presently be determined; accordingly, no provision for any liability that may result upon final resolution of this issue has been made in the accompanying consolidated financial statements.



 17.   Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

       Cash and cash equivalents, accounts receivable, current portion of long-term debt, and accounts payable - The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

       Long-term Debt - The fair value is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount and fair value of long-term debt was $385,696 and $359,929, respectively, at December 31, 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         The  Company  has  not  changed  independent   accountants  within  the
twenty-four months prior to December 31, 1995.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


         The  following  table  contains  information   concerning  the  current
Directors and executive officers of the Company:

               Name                    Age                    Position
               ----                    ---                    --------

      William L. Jenkins               42            President, Chief Operating
                                                        Officer and Director

      John A. McNiff, Sr.              68              Secretary and Director


         William L. Jenkins has been President, Chief Operating Officer and a Director of the Company since March 1989. From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Wellex - A Halliburton Company in the South and Southwest. From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc. as a consultant, providing services to a number of oil and gas companies. During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including Black Warrior Mississippi, which he served as Secretary-Treasurer until 1988. Mr. Jenkins has over twenty years' experience in the oil field service business. Mr. Jenkins has a two-year employment agreement with the Company which expires on March 31, 1997. See Note 15 of "Notes to Consolidated Financial Statements" in Item 7,

         John A. McNiff, Sr. has served as president and chief executive officer and is a director of Pangeae Investment Consultants, Ltd., a Bermuda-based company engaged in providing financial consulting services and raising capital for emerging U.S. companies, since its inception in 1990. From 1981 to 1989, Mr. McNiff was chairman and chief executive officer of Wycombe, Ltd. and its subsidiaries, a broker-dealer firm, a syndicator and general partner of cable television investments and a syndicator and general partner of oil and gas investments. From 1970 to 1980, Mr. McNiff was a senior partner of the New York City law firm of Wagner, McNiff & Dimaio, and he has been affiliated with several other New York law firms and private companies.

Significant Employees

         Danny Ray Thornton, age 44, is a Vice President of the Company. He has been employed by the Company since March 1989. From 1982 to March 1989, Mr.
Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company's operational predecessor. Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978. His principal duties with the Company include supervising and consulting on wireline and workover operations. Mr. Thornton has a two-year employment agreement with the Company which expires on February 1, 1998. See Note 15 of "Notes to Consolidated Financial Statements" in Item 7.

         Allen Neel, age 38, is a Vice President of the Company. He has been employed by the Company since August 1990. In 1981, Mr. Neel received his BS degree in petroleum engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Haliburton Services. From 1987 to 1989, he worked as a District Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves from Energen in 1990, Mr. Neel assumed a position with the Company. See Note 15 of "Notes to Consolidated Financial Statements" in Item 7.


Compliance With Section 16(a) of the
   Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the best of the Company's knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements.


Item 10. Executive Compensation.


Executive Compensation -- General

         The following table sets forth compensation paid or awarded to the Chief Executive Officer, the only executive officer of the Company whose compensation exceeded $100,000 for any period reported, for all services rendered to the Company in 1995, 1994 and 1993:


                                            Summary Compensation Table

                                           Annual Compensation            Long-Term Compensation
                                    ----------------------------------- ------------------------
                                                          Bonus/Annual  Securities     Long-Term          All
                                                            Incentive   Underlying     Incentive         Other
Name and Principal Position         Year      Salary          Award       Options       Payouts      Compensation
- ---------------------------         ----   ------------   ------------- -----------   -----------    ------------

William L. Jenkins                  1995    $  63,000    $      -0-            -0-        -0-        $       -0-
President                           1994       64,592           -0-            -0-        -0-                -0-
                                    1993      116,146           -0-            -0-        -0-                -0-


         The Company was a party to an Employment Agreement, dated April 1, 1994, with William L. Jenkins, its President and Chief Executive Officer. The Employment Agreement calls for a base salary of $5,250 per month, adjusted annually for inflation, and expires on March 31, 1997. The Company paid Mr. Jenkins a discretionary bonus of $375,000 through the issuance of 600,000 shares of Common Stock, valued at $.625 per share for the year ended December 31, 1991 and agreed to pay Mr. Jenkins' tax liability related to the bonus. $142,500 in taxes was paid pursuant to such agreement in 1992. See the "Report of
Independent Accountants" contained in Item 7, "Financial Statements and Supplementary Data", and Note 16 of "Notes to Consolidated Financial Statements".


Item 11. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1996 (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and officers and (c) by all Directors and officers as a group:


                                                               Number of                     Percentage of
                                                                Shares                        Outstanding
          Name and Address(1)                                    Owned                        Shares (2)
          -------------------                                    -----                        ----------

       William L. Jenkins                                       208,252(4)                      27.4%

       John A. McNiff, Sr.                                      131,625(3)                      17.3%
       Pangaea Investments LTD

       Monetary Advancements International                      40,000                           5.2%

       Morgan Devin Everett of Bermuda                          96,112                          12.6%

       International Trust Company of Bermuda                   56,674                           7.4%

       Reese James                                              63,671(4)                        8.3%

       Danny Thornton                                           64,337(4)                        8.4%

       All Directors and officers as a                         339,877(3)                       44.7%
       Group (2 persons including the above)

(1) The address for each of the above individual shareholders is c/o Black Warrior Wireline Corp., 3748 Highway 45 North, Columbus, Mississippi 39701.

(2) The percentage of outstanding shares calculation is based upon 759,052 shares outstanding, except as otherwise noted.

(3) Includes 131,625 shares of Common Stock owned by a corporation over which Mr. McNiff may be deemed to share investment control. Mr. McNiff reserves the right to disclaim beneficial ownership of such securities. The percentage of outstanding shares is calculated on the basis of 759,052 shares of Common Stock outstanding.

(4) Includes 328,008 shares of common stock by the "Employee Group". Mr. Jenkins reserves the right to disclaim ownership of such securities.


Item 12. Certain Relationships and Related Transactions.

          The Company executed a Reorganization Agreement with the holders of certain debt of the Company (the "Debt Holders") on November 30, 1995 pursuant to which such Debt Holders agreed to exchange the debt held by them for shares of the Company's Common Stock, as follows:

              Debt Holder             Debt Exchanged           Shares Received
              -----------             --------------           ---------------

           Morgan D. Everett             $131,250                  56,112

          International Trust            $131,250                  56,112

          Mansfield Soderberg            $131,250                  56,112

          Pangaea Investment             $262,500                  131,250

            Employee Group               $297,130                  148,565

            William Jenkins              $400,000                  200,000


In connection with the reorganization discussed above, the Company also effected a 1-for-200 reverse stock split on October 30, 1995.

         In October 1991, the Company entered an agreement with a partnership consisting of officers and spouses of officers of the Company, whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. Aggregate advances from such partnership were $120,807 in 1992. At December 31, 1995, such indebtedness was converted to equity pursuant to the Reorganization Agreement.

         In conjunction with the reorganization, the Company and the Employee Group entered into a Supplemental Agreement, pursuant to which the parties agreed as follows:

         1.   Debt Holders will exchange the Company debt for shares.

         2. Within (12) month period following closing, the Debt Holders shall sell all shares received by them at the sale price of $2.00 per share. If such shares are not purchased within such interval, the Debt Holders will suffer damages. The parties have determined that liquidated damages of $.71942 per share not purchased would be fair and reasonable measure of damages, with a maximum liquidated damages of $100,000. At closing the Company shall secure the corporate guarantee with a pledge of its accounts receivables.

         The Company had outstanding balances of $334,237 and $196,500 in notes payable at December 31, 1994 and 1993 respectively, to the president of the Company and his spouse. These notes are collateralized by certain assets having a book value of $131,154 at December 31, 1994. The notes payable were converted to equity pursuant to the Reorganization Agreement.

          In October of 1994, the Company entered into an agreement with the President of the Company to lease as office space a building owned by him. The lease calls for monthly payments of $1,900 and is renewable at the end of 12 months. During 1995, the Company paid rentals of $22,262 pursuant to their lease.

       See Notes 4 and 7 of "Notes to Consolidated Financial Statements".

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         The Exhibits required by Regulation S-B are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-KSB as so indicated in such list.

       Exhibit    Designation


         3.2 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 21, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1990).

         3.3 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18, effective date December 6, 1988).

         3.4 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-18, effective date December 6, 1988).

         3.5 By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18, effective date December 6, 1988).

         4.1 14% Debenture, dated August 10, 1990, issued to Henry Hoffman, in the initial principal amount of $450,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.2 14% Debenture, dated August 10, 1990, issued to Stewart Cahn, in the initial principal amount of $250,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.3 14% Debenture, dated September 18, 1990, issued to Lorin Silverman, in the initial principal amount of $100,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.4 14% Debenture, dated September 6, 1990, issued to Martha Heyman in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.5      14%  Debenture,  dated  October  2,  1990,  issued  to Mark G.
                  Flanders, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.6 14% Debenture, dated November 1, 1990, issued to Helen Margulies, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.7 14% Debenture, dated November 8, 1990, issued to Selma Seider, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.8 14% Debenture, dated November 5, 1990, issued to Delaware Charter Guarantee, in the initial principal amount of $25,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.9 14% Debenture, dated November 7, 1990, issued to Henry A. Klein, in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.10 14% Debenture, dated November 8, 1990, issued to Selma Seider, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.11 14% Debenture, dated November 9, 1990, issued to Rebecca Goldman, in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.12 14% Debenture, dated November 12, 1990, issued to Cary and Judith Fishman, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.13 14% Debenture, dated November 16, 1990, issued to Rebecca Plevinsky, in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.14 14% Debenture, dated November 19, 1990, issued to Lena Giordano, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.15 14% Debenture, dated November 22, 1990, issued to Robert M. Runyon, in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.16 14% Debenture, dated November 26, 1990, issued to June Prall, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.17 14% Debenture, dated October 3, 1990, issued to Robert C. Loeb, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.18 14% Debenture, dated November 1, 1990, issued to Martha Heyman, in the initial principal amount of $5,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

         4.19 Form of Debenture Purchase Agreement relating to the Company's 13% Convertible Subordinated Debentures due August 31, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

         4.20 Form of 13% Convertible Subordinated Debenture due August 31, 1995 (contained within Exhibit 4.19 above).

         4.21 Warrant, dated July 1, 1991, pursuant to which the Company granted John A. McNiff, Sr., the right to acquire 34,996 shares of Common Stock of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

         10.1 Employment Agreement, dated April 1, 1994, between William L. Jenkins and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

         10.2 Accounts Receivable Factoring and Security Agreement, dated August 29, 1991, among Rhonda J. Jenkins, Reese James, Danny Ray Thornton, Lanelle A. Neel and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

         10.3 Reorganization Agreement, dated as of November 30, 1995, between the Company and Pengaea Investment Consultants, Ltd. and Mansfield Soderberg & Co., Ltd., William L. Jenkins, Reese James, Allen and Lanelle Neel and Danny Ray Thornton, Henry Hoffman, W. Stewart Cahn, Lorin Silverman and B. and E. Deeds (incorporated by reference to the Current Report filed on Form 8-K on December 15, 1995, by the Company).

         10.4 Supplemental Agreement, dated as of November 30, 1995, between the Company and Reese James, Allen and Lanelle Neel and Danny Ray Thornton.

         10.5 Security Agreement, dated as of December 21, 1995, between the Company and Rhonda J. Jenkins, Reese James, Danny Ray Thornton and Lanelle A. Neel.

         10.6 Business Consulting Agreement, dated as of November 1, 1995, between the Company and Monetary Advancement International, Inc.

         11       Computation of Earnings Per Share.

         21       Subsidiaries.

         27       Financial  Data Schedule

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on December 15, 1995, to report the November 30, 1995 execution of a Reorganization Agreement pursuant to which certain of the Company's debt holders agreed to exchange outstanding debt for shares of the Common Stock of the Company and in connection with which the Company effected a 1-for-200 reverse stock split on October 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BLACK WARRIOR WIRELINE CORP.


                                     By     /s/WILLIAM L. JENKINS
                                       ----------------------------------
                                               William L. Jenkins
                                             Chief Executive Officer

                                     Date:  April 13, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                      Capacity                                Date
               ---------                                      --------                                ----


          WILLIAM L. JENKINS
- --------------------------------------                        President                          April 13, 1995
          William L. Jenkins                     (Principal Executive, Financial and
                                                  Accounting Officer) and Director


          JOHN A. McNIFF, SR.                                 Director                           April 13, 1995
- --------------------------------------
          John A. McNiff, Sr.