Form 10QSB
period 1996-03-31
BLACK WARRIOR WIRELINE CORP
filed 1996-05-08
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _______________.

Commission File Number 0-18754
                       -------

                          Black Warrior Wireline Corp.
              ------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Delaware                                11-2904094
  --------------------------------            ---------------------------------
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


               3748 Highway 45 North, Columbus, Mississippi 39701
            --------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (601) 329-1047
                        ---------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Indicate by a check mark whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Issuer was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X                  NO
                            ------                     -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at May 7, 1996
      -----------------------                -------------------------------
       Common Stock, par value                       759,052 shares
          $.0005 per share


                               Page 1 of 13 Pages

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I -- FINANCIAL INFORMATION
                                                                          Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets -- March 31, 1996
                  and December 31, 1995                                    3

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1996 and 1995               4

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1996 and 1995               5

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1996 and 1995               6

                  Notes to Financial Statements --
                  Three Months Ended March 31, 1996 and 1995               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8


PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                         10

                               Page 2 of 13 Pages

PART I -- FINANCIAL INFORMATION
     Item 1.         Financial Statements

                                   BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                            March                   December
                                                                             31,                       31,
                                                                            1996                      1995
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                          $         194,426          $          284,825
   Accounts receivable, less allowance for
     doubtful accounts of $130,117 and $130,115
     at March 31, 1996 and December 31, 1995,
     respectively                                                               826,095                     830,384
   Inventories                                                                  180,988                     185,313
   Prepaid expenses                                                              28,608                      31,917
   Federal income tax receivable                                                 80,432                      80,432
   Other receivables                                                                                            178
                                                                      -----------------          ------------------
          Total current assets                                                1,310,549                   1,413,549

Property,  plant & equipment,  less  accumulated
   depreciation of $3,432,176 and
   $3,311,919 at March 31, 1996 and December 31, 1995,
   respectively                                                               1,413,493                   1,306,126
Other assets                                                                      5,635                       5,405
                                                                      -----------------          ------------------
          Total assets                                                $       2,729,677          $        2,725,080
                                                                      =================          ==================


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $         784,548          $          821,254
   Accrued salaries and vacation                                                 32,939                      15,839
   Accrued interest payable                                                   1,256,922                   1,214,422
   Other accrued expenses                                                       272,698                     229,446
   Notes payable to bank                                                         51,169                      68,575
   Notes payable, related parties                                                     0                           0
   Current maturities of long-term debt and
     capital lease obligations                                                1,566,061                   1,526,127
                                                                      -----------------          ------------------
          Total current liabilities                                           3,964,337                   3,875,663

Long-term debt and capital lease obligations,
      less current maturities                                                   486,615                     385,696
                                                                      -----------------          ------------------
          Total liabilities                                                   4,450,952                   4,261,359

Common stock, par value $.0005 per share,
     50,000,000 shares authorized,  759,052
     shares issued at March 31, 1996 and December
      31, 1995.                                                                     380                         380
Additional paid-in capital                                                    3,375,700                   3,375,702
Accumulated deficit                                                         (4,513,962)                 (4,328,968)
Treasury stock, at cost, 814,626 shares                                       (583,393)                   (583,393)
                                                                      -----------------          ------------------
          Total stockholders' equity                                        (1,721,275)                 (1,536,279)
                                                                      -----------------          ------------------
          Total liabilities and stockholders' deficit                 $       2,729,677          $        2,725,080
                                                                      =================          ==================


                               Page 3 of 13 Pages

                                           BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended
                                                                  -----------------------------------------------------------
                                                                        March 31,                            March 31,
                                                                           1996                                1995
                                                                  ----------------------              -----------------------

Net revenues                                                      $            1,534,301              $             1,525,319

Operating costs and expenses                                                 (1,484,266)                          (1,456,384)

Depreciation and amortization expense                                          (143,511)                            (191,439)
                                                                  ----------------------              -----------------------

                  Operating income (loss)                                       (93,476)                            (122,504)

Interest expense and amortization
     of debt discount and expense                                              (101,307)                            (150,332)

Other income                                                                       9,818                               25,509
                                                                  ----------------------              -----------------------


                  Net income (loss)                                           $(184,965)                           $(247,327)
                                                                  ======================              =======================

Earnings (loss) per average common
     share                                                                       $(0.24)                              $(0.33)
Average common and common equivalent
     shares outstanding                                                          759,052                             759,0521
                                                                  ======================              =======================

- --------

     (1)Average common shares outstanding March 31, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 4 of 13 Pages

                                           BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                 -----------------------------------------------------------
                                                                       March 31,                            March 31,
                                                                          1996                                1995
                                                                 ----------------------              -----------------------

Net revenues                                                     $            1,534,301              $             1,525,319

Operating costs and expenses                                                (1,484,266)                          (1,456,384)

Depreciation and amortization expense                                         (143,511)                            (191,439)
                                                                 ----------------------              -----------------------

                  Operating income (loss)                                      (93,476)                            (122,504)

Interest expense and amortization
     of debt discount and expense                                             (101,307)                            (150,332)

Other income                                                                      9,818                               25,509
                                                                 ----------------------              -----------------------


                  Net income (loss)                                          $(184,965)                           $(247,327)
                                                                 ======================              =======================

Earnings (loss) per average common
     share                                                                      $(0.24)                              $(0.33)
Average common and common equivalent
     shares outstanding                                                         759,052                             759,052(2)
                                                                 ======================              =======================

- --------

     (2)Average common shares outstanding March 31, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 5 of 13 Pages


                                     BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                             --------------------------------------------------------
                                                                   March 31,                         March 31,
                                                                      1996                              1995
                                                             ----------------------            ----------------------

Net cash flows from operating activities:                    $               30,105            $               53,890
                                                             ----------------------            ----------------------

Cash flows used in investing activities:
     Proceeds from the sale of fixed assets                                   6,500                            38,750
     Acquisition of property,
          plant and equipment                                             (250,441)                         (169,012)
                                                             ----------------------            ----------------------

     Net cash flow provided
          by investing activities                                         (243,941)                         (130,262)
                                                             ----------------------            ----------------------
Cash flows provided by financing activities:

     Net advances on receivables
          financed                                                                0                                 0
     Increase in notes payable                                              210,122                           194,234
     Reductions in notes payable                                           (86,685)                          (68,590)
                                                             ----------------------            ----------------------

      Net cash flow used in financing activities                            123,437                           125,644

Net increase (decrease) in cash                                            (90,399)                            49,272
Cash - beginning of period                                                  284,825                            40,453
                                                             ----------------------            ----------------------

Cash - end of period                                         $              194,426            $               89,725
                                                             ======================            ======================

Supplemental disclosure of cash flow information:
          Interest paid                                      $               16,252            $               21,747
          Taxes paid                                         $                    0            $                    0


                               Page 6 of 13 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL
         -------

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

2.       LONG-TERM DEBT
         --------------

         On November 30 1995, the Company executed a Reorganization Agreement with the holder of certain debt of the Company whereby the Company converted a portion of the 13% convertible subordinated debentures and the notes payable to related parties to common stock. In conjunction with the conversion, accrued interest and certain debt were forgiven by the debtholders, resulting in the recognition of an extraordinary gain of $387,967, net of income taxes of $226,554. The Company is in default of its 14% subordinated debenture and 13% convertible subordinated debenture agreements due to its failure to make scheduled principal and interest payments. Debenture holders representing $800,000 of the 14% subordinated debentures outstanding at December 31, 1995 and 1994 have notified the Company of default and requested immediate payment of the entire outstanding balance. In accordance with the default provisions in the 14% subordinated debenture and 13% subordinated debenture agreements, the stated interest rate was increased to 2% per month effective November 30, 1991 and June 30, 1992, respectively.

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

3.       NOTES PAYABLE - RELATED PARTIES
         -------------------------------

         In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company, whereby such

                               Page 7 of 13 Pages
         partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advance totaling $297,131. In addition, the Company guaranteed that RABAD would be able to sell its common stock received in the conversion for $2 per share within one year of this conversion. This agreement is collateralized by $100,000 of the Company's accounts receivable.

         The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 to the President of the Company and his spouse. Interest expense recognized for 1995, 1994, and 1993 was $28,611,$31,491, and $11,600, respectively. On December 20,
         1995, the president of the Company and his spouse accepted 200,000 shares of the Company's common stock in full satisfaction of the outstanding balance of notes payable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company experienced a net loss of $184,965 for the first quarter of 1996 as compared to a net loss of $247,327 for the same period of 1995. During the first three months of 1996, the Company had a net loss of $184,965 as compared to a net loss of $247,327 for the first three months of 1995.
Continuing efforts to control costs and improved margins generated by the Company's directional drilling services led to this improvement.

         Revenues increased by $8,982 to $1,534,301 for the first quarter of 1996 compared to $1,525,319 in the same period in 1995. Revenues for the first three months of 1996 increased $8,982 to $1,534,301 as compared to $1,525,319 for the same period last year. While revenues remain stable, as compared to the same period of 1995, there was an over all decrease in revenues from Wireline services. In the Permian Basin, cased hole revenue decreased because of reduction in activity in the Hobbs, New Mexico district, while the directional drilling activity increased slightly from the same period last year. Cased hole increased in the Black Warrior Basin area, but the over all effect resulted in a reduction in the Wireline services. Revenues by business line are summarized below:



                               Page 8 of 13 Pages

                                            Three Months Ended
                               ---------------------------------------------
                                       March                  March
                                      31,1996                31,1995
                               ---------------------- ----------------------
Wireline services
(logging, directional
services, perforating)         $            1,062,448 $            1,124,847
Completion (workover
services)                      $              382,578 $              345,806
Tools and Packers
(sales and rentals of
bridge plugs)                  $               89,275 $               54,667
                               ---------------------- ----------------------
         Total                 $            1,534,301 $            1,525,319
                               ====================== ======================

                               ====================== ======================


         Costs and expenses increased $27,882 for the first quarter of 1996 and $27,882 for the first three months of 1996 as compared to the same periods in 1995. This increase was due to increased costs for supplies and materials from our vendors.
 Salaries increased $42,059 for the first three months of 1996 with the total number of employees increasing to 92 at March 31, 1996 from 91 at March 31, 1995. This increase was the result of an effort by the Company to remain competitive and retain its key employees.

         Interest expense decreased by $49,025 for the first quarter of 1996 and $49,025 for the first three months of 1996 as compared to the same periods in 1995. Three to five year notes were used to purchase new vehicles during the last quarter of 1995 and the first three months of 1996. Net new borrowing for the first three months of 1996 totaled $210,122. Interest on the debt ranged from prime to 12.00%. The decrease in interest expense is related to the conversion of portions of the 13% debenture holders to equity.

         The Company is continually reevaluating its strengths and weaknesses to meet the demands of an evolving oil and gas industry. Resources are being redirected around services in which the Company maintains key competitive advantages. One such area is directional drilling services. Demand for these is strong and the Company expects this demand to continue to grow.

         The Company is continuing its plan to modernize its wireline truck fleet. The Company is purchasing one new tractor every 120 days and building technologically advanced wireline trucks "in-house". This plan will save the Company approximately $100,000 from the cost of purchasing a new, fully equipped wireline truck. The third of five trucks the company was completed during this period and was placed in service in Odessa, Texas. The Company plans to continue upgrading its rolling stock until the fleet is competitive with the other companies in the industry. The Company is currently evaluating which new down hole tools will best compliment

                               Page 9 of 13 Pages
these trucks. When this evaluation is complete, the Company will seek financing to acquire this equipment With this new technology, the Company will increase its activity in the "deep-hole" sector of the market. In this sector, where well depths are below 10,000 feet, there are fewer competitors and price discounts are much less than shallower wells.

         The Company, whose Common Stock is trade on OTC Bulletin Board, effected a reverse stock split on a 1-for-200 basis effective on October 30, 1995.


Liquidity and Capital Resources

         Cash flow provided by Company operations was $30,105 for the quarter ended March 31, 1996 as compared to $53,890 for the quarter ended March 31, 1995. This decrease is a result of purchasing supplies and tools with cash rather than on account. The Company's net loss of $184,965 for decreased operating cash flow by $41,454 after adjusting for depreciation and amortization of $143,511. Uses of the Company's cash went to reduce current liabilities and to repay $86,685 net principal indebtedness.

         The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At March 31, 1996, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $842,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under the Company's $443,750 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At March 31, 1996, interest arrearages amounted to $384,892.

         The Company is in the process of raising addtional funds to remove the remaining debenture holders. Even if the remaining debenture agreements were satisfied, the Company will still require improved cash flow from operations and addtional working capital to meet its obligations. Therefore, the Company is seeking commitments from investment bankers to assist the Company in raising such capital in the financial markets.








                               Page 10 of 13 Pages

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

                               Page 11 of 13 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BLACK WARRIOR WIRELINE CORP.
                                             -----------------------------------
                                                          (Registrant)




Date: May      7     , 1996                          WILLIAM L. JENKINS
          -----------                       ------------------------------------
                                                     William L. Jenkins
                                                       President and
                                                    Chief Operating Officer
                                               (Principal Executive, Financial
                                                  and Accounting Officer)



                               Page 12 of 13 Pages