Form 10-Q/A
period 1996-03-31
BLACK WARRIOR WIRELINE CORP
filed 1996-05-13
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                               Page 2 of 13 Pages

PART I -- FINANCIAL INFORMATION
     Item 1.         Financial Statements

                                   BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                            March                     December
                                                                             31,                        31,
                                                                            1996                        1995
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                          $         194,426          $          284,825
   Accounts receivable, less allowance for
     doubtful accounts of $130,117 and $130,115
     at March 31, 1996 and December 31, 1995,
     respectively                                                               826,095                     830,384
   Inventories                                                                  180,988                     185,313
   Prepaid expenses                                                              28,608                      31,917
   Federal income tax receivable                                                 80,432                      80,432
   Other receivables                                                                                            178
                                                                      -----------------          ------------------
          Total current assets                                                1,310,549                   1,413,549

Property,  plant & equipment,  less  accumulated
   depreciation of $3,432,176 and
   $3,311,919 at March 31, 1996 and December 31, 1995,
   respectively                                                               1,413,493                   1,306,126
Other assets                                                                      5,635                       5,405
                                                                      -----------------          ------------------
          Total assets                                                $       2,729,677          $        2,725,080
                                                                      =================          ==================


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $         784,548          $          821,254
   Accrued salaries and vacation                                                 32,939                      15,839
   Accrued interest payable                                                   1,256,922                   1,214,422
   Other accrued expenses                                                       272,698                     229,446
   Notes payable to bank                                                         51,169                      68,575
   Notes payable, related parties                                                     0                           0
   Current maturities of long-term debt and
     capital lease obligations                                                1,566,061                   1,526,127
                                                                      -----------------          ------------------
          Total current liabilities                                           3,964,337                   3,875,663

Long-term debt and capital lease obligations,
      less current maturities                                                   486,615                     385,696
                                                                      -----------------          ------------------
          Total liabilities                                                   4,450,952                   4,261,359

Common stock, par value $.0005 per share,
     50,000,000 shares authorized,  759,052
     shares issued at March 31, 1996 and December
      31, 1995.                                                                     380                         380
Additional paid-in capital                                                    3,375,700                   3,375,702
Accumulated deficit                                                         (4,513,962)                 (4,328,968)
Treasury stock, at cost, 814,626 shares                                       (583,393)                   (583,393)
          Total stockholders' equity                                        (1,721,275)                 (1,536,279)
                                                                      -----------------          ------------------
          Total liabilities and stockholders' deficit                 $       2,729,677          $        2,725,080
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

- --------

     (1)Average common shares outstanding March 31, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 4 of 13 Pages

                                           BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                 -----------------------------------------------------------
                                                                       March 31,                            March 31,
                                                                          1996                                1995
                                                                 ----------------------              -----------------------

Net revenues                                                     $            1,534,301              $             1,525,319

Operating costs and expenses                                                (1,484,266)                          (1,456,384)

Depreciation and amortization expense                                         (143,511)                            (191,439)
                                                                 ----------------------              -----------------------

                  Operating income (loss)                                      (93,476)                            (122,504)

Interest expense and amortization
     of debt discount and expense                                             (101,307)                            (150,332)

Other income                                                                      9,818                               25,509
                                                                 ----------------------              -----------------------


                  Net income (loss)                                          $(184,965)                           $(247,327)
                                                                 ======================              =======================

Earnings (loss) per average common
     share                                                                      $(0.24)                              $(0.33)
Average common and common equivalent
     shares outstanding                                                         759,052                             759,0522
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

- --------

     (2)Average common shares outstanding March 31, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 5 of 13 Pages


                                     BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                             --------------------------------------------------------
                                                                   March 31,                         March 31,
                                                                      1996                              1995
                                                             ----------------------            ----------------------

Net cash flows from operating activities:                    $               30,105            $               53,890
                                                             ----------------------            ----------------------

Cash flows used in investing activities:
     Proceeds from the sale of fixed assets                                   6,500                            38,750
     Acquisition of property,
          plant and equipment                                             (250,441)                         (169,012)
                                                             ----------------------            ----------------------

     Net cash flow provided
          by investing activities
                                                                          (243,941)                         (130,262)
                                                             ----------------------            ----------------------
Cash flows provided by financing activities:

     Net advances on receivables
          financed                                                                0                                 0
                                                             ----------------------            ----------------------
     Increase in notes payable                                              210,122                           194,234
                                                             ----------------------            ----------------------
     Reductions in notes payable                                           (86,685)                          (68,590)
                                                             ----------------------            ----------------------

      Net cash flow used in financing activities                            123,437                           125,644

Net increase (decrease) in cash                                            (90,399)                            49,272
Cash - beginning of period                                                  284,825                            40,453
                                                             ----------------------            ----------------------

Cash - end of period                                         $              194,426            $               89,725
                                                             ======================            ======================

Supplemental disclosure of cash flow information:
          Interest paid                                      $               16,252            $               21,747
          Taxes paid                                         $                    0            $                    0


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