Form 10QSB
period 1996-06-30
BLACK WARRIOR WIRELINE CORP
filed 1996-08-13
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         ____________________.

Commission File Number 0-18754
                      --------

                          Black Warrior Wireline Corp.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                     11-2904094
- ----------------------------------            -----------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

               3748 Highway 45 North, Columbus, Mississippi 39701
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                       YES    X                  NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 12 1996
 ------------------------------             ----------------------------------
   Common Stock, par value                          759,052 shares
      $.0005 per share

                  Transitional Small Business Disclosure Format

                    YES                           NO   X


                               Page 1 of 13 Pages

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I -- FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets -- June 30, 1996
                  and December 31, 1995                                     3

                  Consolidated Statements of Operations --
                  Three Months Ended June 30, 1996 and 1995                 4

                  Consolidated Statements of Operations --
                  Six Months Ended June 30, 1996 and 1995                   5

                  Consolidated Statements of Cash Flows --
                  Six Months Ended June 30, 1996 and 1995                   6

                  Notes to Financial Statements --
                  Six Months Ended June 30, 1996 and 1995                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8


PART II -- OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities                          11

Item 6.           Exhibits and Reports on Form 8-K                         11



                               Page 2 of 13 Pages

PART I -- FINANCIAL INFORMATION
     Item 1.         Financial Statements

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                  December 31,
                                                                            1996                        1995
                                                                          -------                   ------------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                          $         110,228          $      284,825
   Accounts receivable, less allowance for
     doubtful accounts of $129,830 and $130,115
     at June 30, 1996 and December 31, 1995,
    respectively                                                              1,047,304                 830,384
   Inventories                                                                  184,714                 185,813
   Prepaid expenses                                                              (7,817)                 31,917
   Federal income tax receivable                                                 80,432                  80,432
   Other receivables                                                                                        178
                                                                              ---------                     ---
          Total current assets                                                1,414,861               1,413,549

Property,  plant & equipment,  less  accumulated  depreciation of $3,464,358 and
   $3,311,919 at June 30, 1996 and December 31, 1995,
   respectively                                                               1,387,561               1,306,126
Other assets                                                                      5,711                   5,405
                                                                                  -----                   -----
          Total assets                                                $       2,808,132          $    2,725,080
                                                                      =================          ==============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $         828,262          $      821,254
   Accrued salaries and vacation                                                 22,320                  15,839
   Accrued interest payable                                                   1,337,547               1,214,422
   Other accrued expenses                                                       289,682                 229,446
   Notes payable to bank                                                         54,177                  68,575
   Notes payable, related parties                                                     0                       0
   Current maturities of long-term debt and
     capital lease obligations                                                1,574,707               1,526,127
                                                                              ---------               ---------
          Total current liabilities                                           4,106,695               3,875,663

Long-term debt and capital lease obligations,
      less current maturities                                                   472,990                 385,696
                                                                                -------                 -------
          Total liabilities                                                   4,579,686               4,261,359

Common stock, par value $.0005 per share, 50,000,000 shares authorized,
     759,052 shares issued at June 30, 1996 and December
     31, 1995.                                                                      380                     380
Additional paid-in capital                                                    3,375,700               3,375,702
Accumulated deficit                                                          (4,564,241)             (4,328,968)
Treasury stock, at cost, 814,626 shares                                        (583,393)               (583,393)
          Total stockholders' equity                                         (1,771,554)             (1,536,279)
                                                                      -----------------          --------------
          Total liabilities and stockholders' deficit                 $       2,808,132          $    2,725,080
                                                                      =================          ==============


                               Page 3 of 13 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended
                                                                          ---------------------------------------------------------
                                                                                June 30,                          June 30,
                                                                                  1996                              1995
                                                                         --------------------              -----------------------

Net revenues                                                             $       1,612,448            $      1,639,035

Operating costs and expenses                                                    (1,494,921)                 (1,482,650)

Depreciation and amortization expense                                             (131,761)                   (184,252)
                                                                         -----------------            ----------------

                  Operating income (loss)                                          (14,234)                    (27,868)

Interest expense and amortization
     of debt discount and expense                                                 (103,808)                   (150,587)

Other income                                                                        67,762                      16,967
                                                                         -----------------            ----------------


                  Net income (loss)                                               $(50,280)                  $(161,488)
                                                                         =================            ================

Earnings (loss) per average common
     share                                                                          $(0.07)                     $(0.21)
Average common and common equivalent
     shares outstanding                                                            759,052                    759,0521
                                                                         =================            ================


- --------
     (1)Average common shares outstanding June 30, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 4 of 13 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              Six Months Ended
                                                                         ------------------------------------------------------
                                                                                June 30,                       June 30,
                                                                                  1996                           1995
                                                                         --------------------           -----------------------

Net revenues                                                             $       3,146,748         $         3,164,354

Operating costs and expenses                                                    (2,979,193)                 (2,939,035)

Depreciation and amortization expense                                             (275,272)                   (375,692)
                                                                         -----------------         -------------------

                  Operating income (loss)                                         (107,716)                   (150,372)

Interest expense and amortization
     of debt discount and expense                                                 (205,115)                   (300,919)

Other income                                                                        77,581                      42,476
                                                                         -----------------         -------------------


                  Net income (loss)                                              $(235,251)                  $(408,816)
                                                                         =================         ===================

Earnings (loss) per average common
     share                                                                          $(0.31)                     $(0.54)
Average common and common equivalent
     shares outstanding                                                            759,052                    759,0522
                                                                         =================         ===================

- --------
     (2)Average common shares outstanding June 30, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 5 of 13 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                  --------------------------------------------------------
                                                                         June 30,                      June 30,
                                                                           1996                          1995
                                                                  ----------------         ----------------------

Net cash flows from operating activities:                           $(11,394)                     $    24,141
                                                                  ----------                      -----------

Cash flows used in investing activities:
     Proceeds from the sale of fixed assets                           71,600                           45,050
     Acquisition of property,
          plant and equipment                                       (356,259)                        (231,227)
                                                                  ----------                      -----------

     Net cash flow provided
          by investing activities                                   (284,659)                        (186,177)
      -----------------------------                               ----------
Cash flows provided by financing activities:
     Net advances on receivables
          financed                                                         0                                0
                                                                   ---------                       ----------
     Increase in notes payable                                       280,740                          235,634
     Reductions in notes payable                                    (159,284)                        (107,164)
                                                                    --------                       ----------

      Net cash flow used in financing activities                     121,456                          128,469

Net increase (decrease) in cash                                     (174,597)                         (33,566)
Cash - beginning of period                                           284,825                           40,453
                                                                  ----------                      -----------

Cash - end of period                                               $ 110,228                      $     6,886
                                                                  ==========                      ===========

Supplemental disclosure of cash flow information:
          Interest paid                                            $  35,867                      $    43,331
          Taxes paid                                               $       0                      $         0


                               Page 6 of 13 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL
        --------

         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 should be read in conjunction with this document.

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

3.       NOTES PAYABLE - RELATED PARTIES
         -------------------------------

         In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company called "RABAD",

                               Page 7 of 13 Pages
         whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at a rate of prime plus 2%. On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advances totaling $297,131. In addition, the Company guaranteed that RABAD would be able to sell the common stock received in the satisfaction for $2 per share within one year of the date of the satisfaction. This agreement is collateralized by $100,000 of the Company's accounts receivable.

         The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 to the President of the Company and his spouse. Interest expense recognized for 1995, 1994, and 1993 was $28,611, $31,491, and $11,600, respectively. On December 20,
         1995, the president of the Company and his spouse accepted 200,000 shares of the Company's common stock in full satisfaction of the outstanding balance of notes payable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company experienced a net loss of $50,280 for the second quarter of 1996 as compared with a net loss of $161,488 for the same period of 1995. During the first six months of 1996, the Company had a net loss of $235,251 as compared with a net loss of $408,816 for the first six months of 1995. The improvements in the net losses are related to several factors. First, there was an increase in Completion (workover services) and Tools and Packers (sales and rental of bridge plugs) margins for the periods stated above. Liquidation of surplus equipment and a reduction in interest expense also contributed to this improvement.

         Revenues decreased by $26,587 to $1,612,448 for the second quarter of 1996 compared with $1,639,035 in the same period in 1995. Revenues for the first six months of 1996 decreased $17,605 to $3,146,748 as compared to $3,164,354 for the same period last year. In the Permian Basin and the Black Warrior Basin, there was a substantial reduction in wireline services for the three month and the six month periods as compared to the equivalent period last year. This reduction can be attributed to a temporary decrease in the Company's cased hole wireline services. The bulk of this reduction was offset by an increase in directional drilling services. Revenues from the Tools and Packers division increased slightly due to a general rise in activity by the division's customers. Completion work revenues increased as a direct result of a P & A contract from a major customer. Revenues by division are summarized below:



                               Page 8 of 13 Pages

                                      Six Months Ended                   Three Months Ended
                                ---------------------------------------------------------------
                                    June             June              June            June
                                  30, 1996          30, 1995         30, 1996        30, 1995
                                ---------------------------------------------------------------
Wireline services
(logging, directional
services, perforating)          $   2,137,106    $    2,369,114     $ 1,074,658     $ 1,244,267

Completion (workover
services)                       $     845,716    $      686,621     $   463,137     $   340,815

Tools and Packers
(sales and rentals of
bridge plugs)                   $     163,926    $      108,619     $    74,653     $    53,953
                                -------------    --------------  ---------------   ------------
         Total                  $   3,146,748    $    3,164,354     $ 1,612,448     $ 1,639,035
                                =============    ==============  ===============   ============

                                =============    ==============  ===============   ============


         Costs and expenses increased $12,270 for the second quarter of 1996 and $40,157 for the first six months of 1996 as compared with the same periods in 1995. This increase was due to increased costs for supplies and materials from our vendors. Salaries increased $49,360 for the first six months of 1996 with the total number of employees increasing to 96 at June 30, 1996 from 89 at June 30, 1995. This increase was the result of an effort by the Company to remain competitive and retain its key employees as well as the increase in the activities of the "Completion Workover" services.

         Interest expense decreased by $46,779 for the second quarter of 1996 and $95,804 for the first six months of 1996 as compared with the same periods in 1995. Three to five year notes were used to purchase new vehicles during the last quarter of 1995 and the first six months of 1996. Net new borrowing for the first six months of 1996 totaled $280,740. Interest on the debt ranged from prime to 12.00%. The decrease in interest expense is directly related to the conversion of portions of the 13% debenture holders to equity during the last quarter of 1995.

         The Company is continually reevaluating its strengths and weaknesses to meet the demands of an evolving oil and gas industry. Efforts to redirect personnel and resources to areas in which the Company has a competitive advantage are ongoing. Two such areas are directional drilling services and cased hole wireline services. In the Permian Basin, the Company is preceding with its plan to modernize its wireline fleet. The Company is able to build "in-house" technologically advanced wireline units rather than purchasing them from an outside party, thus saving a great deal of funds. This equipment is directed to areas of greatest demand.

         The Company is also seeking financing for downhole tools to complement the wireline units mentioned above. The tools will allow the Company to increase its market share in the "Deep-Hole" sector. This sector of the market, where well depths are below 10,000 feet, has fewer competitors and much lower customer

                               Page 9 of 13 Pages
discounts.

       The Company, whose Common Stock is traded on the OTC Bulletin Board, effected a reverse stock split on a 1-for-200 basis effective October 30, 1995.


Liquidity and Capital Resources

         Negative cash flow provided by Company operations was $(11,394) for the period ended June 30, 1996 as compared with a positive $24,141 for the period ended June 30, 1995. This decrease is a result of purchasing supplies and tools with cash rather than on account. The Company's net loss of $235,251 for the first six months, after adjusting for depreciation and amortization of $275,272, would increase operating cash flow by $40,021. Uses of the Company's cash went to reduce current liabilities and to repay $159,284 net principal indebtedness.

         The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At June 30, 1996, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $896,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under the Company's $443,750 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At June 30, 1996, interest arrearage amounted to $411,517. The Company began accruing an additional 2% per month for penalties in September of 1995. The total amount accrued as a penalty, is $88,750.

         The Company is in the process of raising additional funds to remove the remaining debenture holders. Even if the remaining debenture obligations were satisfied, the Company will still require improved cash flow from operations and additional working capital to meet its obligations. Therefore, the Company is seeking commitments from investment bankers to assist the Company in raising such capital in the financial markets.



                               Page 10 of 13 Pages

PART II -- OTHER INFORMATION


Item 3.           Defaults Upon Senior Securities


         The Company is in default in payment of principal and interest on $900,000 in aggregate principal amount of its 14% Subordinated Debentures due August 31, 1993. At June 30, 1996, the Company had failed to make principal payments aggregating $900,000 and interest payments aggregating $896,500 including interest at the penalty rate, as discussed below. The holders of $800,000 of such debentures have given notice of the default and acceleration thereunder. Under the terms of the debentures, the entire principal balance plus accrued but unpaid interest is due by virtue of the notice of default and acceleration. In addition, the stated interest rate applicable to the debentures was increased to 2% per month as of November 30, 1991.

         The Company is also in default of payment of interest under the Company's $443,750 in outstanding aggregate principal amount of 13% Convertible Subordinated Debentures due August 31, 1995. At June 30, 1996, interest arrearage amounted to $411,517. The Company began accruing an additional 2% per month for penalties in September of 1995. The total amount accrued as a penalty, is $88,750.


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


                          BLACK WARRIOR WIRELINE CORP.
                      ----------------------------------
                                  (Registrant)




Date: August     12     , 1996                 WILLIAM L. JENKINS
             -----------                    ---------------------------
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