Form 10-Q
period 1996-09-30
BLACK WARRIOR WIRELINE CORP
filed 1996-11-13
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ________________.

Commission File Number 0-18754

                          Black Warrior Wireline Corp.
 -------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                    11-2904094
---------------------------------        --------------------------------------
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

                             YES    X                  NO
                                  -----                    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at November 12,1996
-----------------------------                 -------------------------------
   Common Stock, par value                              2,144,677 shares
      $.0005 per share

                  Transitional Small Business Disclosure Format

                             YES                        NO   X
                                 -----                     ------

                               Page 1 of 14 Pages

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I -- FINANCIAL INFORMATION
                                                                           Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets -- September 30, 1996
                  and December 31, 1995                                      3

                  Consolidated Statements of Operations --
                  Three Months Ended September 30, 1996 and 1995             4

                  Consolidated Statements of Operations --
                  Nine Months Ended September 30, 1996 and 1995              5

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1996 and 1995              6

                  Notes to Financial Statements --
                  Nine Months Ended September 30, 1996 and 1995              7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


PART II -- OTHER INFORMATION

Item 5.           Other Information                                         11

Item 6.           Exhibits and Reports on Form 8-K                          11

                               Page 2 of 14 Pages

PART I -- FINANCIAL INFORMATION
     Item 1.         Financial Statements

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30     December 31
                                                                      1996             1995
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                     $    163,154     $    284,825
   Accounts receivable, less allowance for
     doubtful accounts of $123,525 and $130,115
     at September 30, 1996 and December 31, 1995,
     respectively                                                   1,297,760         830,384
   Inventories                                                        177,499         185,813
   Prepaid expenses                                                   (55,954)         31,917
   Federal income tax receivable                                       80,432          80,432
   Other receivables                                                                      178
                                                                 ------------     -----------
          Total current assets                                      1,662,891       1,413,549

Property, plant & equipment, less accumulated
   depreciation of $3,596,444 and $3,311,919
   at September 30, 1996 and December 31, 1995,
   respectively                                                     1,621,077       1,306,126

Other assets                                                            5,771           5,405
                                                                 ------------     -----------
          Total assets                                           $  3,289,740     $ 2,725,080
                                                                 ============     ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $    782,911     $   821,254
   Accrued salaries and vacation pay                                   33,923          15,839
   Accrued interest payable                                           221,107       1,214,422
   Other accrued expenses                                             205,217         229,446
   Notes payable to bank                                               38,739          68,575
   Notes payable, related parties                                           0               0
   Current maturities of long-term debt and
     capital lease obligations                                        471,775       1,526,127
                                                                 ------------     -----------
          Total current liabilities                                 1,753,672       3,875,663

Long-term debt and capital lease obligations,
      less current maturities                                         659,342         385,696
                                                                 ------------     -----------
          Total liabilities                                         2,413,014       4,261,359

Common stock, par value $ .0005 per share,
     50,000,000    shares  authorized, 1,448,427
     shares issued at September 30, 1996 and
     759,052 at December 31, 1995                                         725             380

Additional paid-in capital                                          4,237,075       3,375,702
Accumulated deficit                                                (2,777,680)     (4,328,968)
Treasury stock, at cost, 814,626 shares                              (583,393)       (583,393)
                                                                 ------------     -----------
          Total stockholders' equity                                  876,726      (1,536,279)
                                                                 ------------    ------------
          Total liabilities and stockholders' deficit            $  3,289,740    $  2,725,080
                                                                 ============    ============


                               Page 3 of 14 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended
                                                                       September 30,                        September 30,
                                                                          1996                                  1995
                                                                       -------------------------------------------------

Net revenues                                                           $  2,053,346                         $ 1,474,819

Operating costs and expenses                                           $ (1,632,245)                        $(1,379,358)

Depreciation and amortization expense                                  $   (145,042)                        $  (155,678)
                                                                       ------------------------------------------------

         Operating income (loss)                                       $    276,059                         $  (60,217)

Interest expense and amortization
     of debt discount and expense                                      $   (107,249)                        $ (152,660)

Other income                                                           $      7,280                         $   32,725
                                                                       ------------------------------------------------

         Net income (loss) before benefit
         of taxes and extraordinary gain                               $    176,090                         $ (180,152)

Benefit for income taxes                                               $   (595,713)                        $         0
                                                                       ------------------------------------------------
         Net income (loss) before                                      $
         extraordinary gain                                            $    771,803                         $ (180,152)

 Extraordinary gain on extinguishment of
         debt, net of taxes of $595,713                                $  1,014,758                         $         0
         (Note 2)
                                                                       ------------------------------------------------

         Net income (loss)                                             $  1,786,561                         $ (180,152)
                                                                         ==========                         ===========

Earnings (loss) per average of common share:

         Earnings (loss) before tax benefit
         and extraordinary gain                                        $        .12        $        (0.24)
         Benefit for income taxes                                      $        .41        $        (0.24)
         Extraordinary gain, net of taxes                              $        .70        $        (0.24)
         Net income                                                    $       1.23        $        (0.24)

Average common and common equivalent
     shares outstanding                                                   1,448,427               759,052(1)
-------

(1) Average common shares outstanding September 30, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 4 of 14 Pages

                           BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                       September 30,                 September 30,
                                                                          1996                          1995
Net revenues                                                            $ 5,200,094                    $ 4,639,173

Operating costs and expenses                                            $(4,611,438)                   $(4,318,393)

Depreciation and amortization expense                                   $  (420,313)                   $  (531,369)
                                                                        -------------------------------------------

         Operating income (loss)                                        $   168,342                    $  (210,589)

Interest expense and amortization
     of debt discount and expense                                       $  (312,364)                   $  (453,580)

Other income                                                            $    84,861                    $    75,201
                                                                        -------------------------------------------

         Net income (loss) before benefit
         of taxes and extraordinary gain                                $   (59,161)                   $  (588,968)

Benefit for income taxes                                                $  (595,713)                   $         0
                                                                        -------------------------------------------


         Net income (loss) before
         extraordinary gain                                             $   536,552                    $  (588,968)


Extraordinary gain on extinguishment of
         debt, net of taxes of $595,713                                 $ 1,014,758                    $         0
         (Note 2)
                                                                        -------------------------------------------

         Net income (loss)                                              $ 1,551,310                    $  (588,968)
                                                                        ===========                    ===========

Earnings (loss) per average common share:

         Earnings (loss) before tax benefit
         and extraordinary gain                                         $     (0.04)                         (0.78)
         Benefit for income taxes                                       $       .41                          (0.78)
         Extraordinary gain, net of taxes                               $       .70                          (0.78)
         Net income                                                     $      1.07                          (0.78)

Average common and common equivalent
     shares outstanding                                                   1,448,427                        759,052(2)
----------

     (2) Average common shares outstanding September 30, 1995, reflects 1 for 200 reverse split effectuated October 31, 1995.

                               Page 5 of 14 Pages

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                           --------------------------------
                                                               September      September
                                                                  30,            30,
                                                                  1996           1995
                                                           --------------   ---------------
Net cash flows from operating activities:                    $   170,525    $   138,487
                                                           --------------   ---------------

Cash flows used in investing activities:
     Proceeds from the sale of fixed assets                       76,045         50,250
     Acquisition of property,
          plant and equipment                                   (737,456)      (303,556)
                                                           --------------   ---------------

     Net cash flow provided
          by investing activities                               (661,411)      (253,306)
                                                           --------------   ---------------
Cash flows provided by financing activities:

      Net advances on receivables
          financed                                                     0              0

     Increase in notes payable                                   610,404        329,878
     Reductions in notes payable                                (241,190)      (163,894)
                                                           --------------   ---------------

      Net cash flow used in financing activities                 369,215        165,984

Net increase (decrease) in cash                                 (121,671)       (51,164)
Cash - beginning of period                                       284,825         40,453
                                                           --------------   ---------------

Cash - end of period                                         $   163,154    $    91,617
                                                           ==============   ===============


Supplemental disclosure of cash flow information:
          Interest paid                                      $    57,582    $    66,176
          Taxes paid                                         $         0    $         0

Supplemental schedule of noncash investing and financing:

         Subordinated debentures converted to common stock   $ 1,168,750

         Accrued interest forgiven                           $ 1,197,065

         Accrued penalties forgiven                          $   106,375


                               Page 6 of 14 Pages

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

2.       LONG-TERM DEBT
         --------------

         On November 30 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company exchanged $656,250 of 13% convertible subordinated debentures and $644,168 of notes payable to affiliates of the Company into an aggregate of 648,151 shares of common stock and 98,438 common stock purchase warrants. In September, 1996, the holders of an aggregate of $393,750 principal amount of the Company's outstanding 13% convertible subordinated debentures and $775,000 principal amount of the Company's outstanding 14% subordinated debentures exchanged such debentures for an aggregate of 689,375 shares of common stock and 179,062 common stock purchase warrants. All of such debentures had been in default. Accordingly, at September 30, 1996 an aggregate of $125,000 principal amount of the 14% subordinated debentures remained outstanding, all of which were in default, and an aggregate of $50,000 principal amount of the 13% subordinated debentures remained outstanding, all of which were in default. Subsequent to September 30, 1996, the remaining $125,000 principal amount of the 14% subordinated debentures and $50,000 principal amount of the 13% subordinated debentures were exchanged for an aggregate of 96,250 shares of common stock and 26,250 common stock purchase warrants. The holders of all the debentures exchanged forgave the payment of all interest and penalties owing on such indebtedness. The warrants are exercisable for a period of five years at an exercise price of $2 per share. The holders of such warrants have the right, subject to certain limitations, to have the shares of common stock issuable on exercise of such warrants included at the Company's expense in any registration statement filed by the Company under the Securities Act of 1993, as amended. The warrants are redeemable by the Company provided the bid price for the Company's common stock has exceeded $5 per share on twenty consecutive trading days ending on the trading day prior to the date on which the notice of redemption is given.

3.       NOTES PAYABLE - RELATED PARTIES
         -------------------------------

         In October 1991, the Company entered into an agreement with a partnership consisting of officers and spouses of officers of the Company called "RABAD",

                               Page 7 of 14 Pages
         whereby such partnership advanced funds to the Company for operations. These advances are collateralized by certain accounts receivable of the Company and bear interest at the prime interest rate plus 2%. On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advances totaling $297,131. In addition, the Company guaranteed that RABAD would be able to sell the common stock received in the transaction for $2 per share within one year thereafter. This agreement is collateralized by $100,000 of the Company's accounts receivable.

         The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 owing to the President of the Company and his spouse. Interest expense recognized on this indebtedness for 1995, 1994, and 1993 was $28,611, $31,491, and
         $11,600, respectively. On December 20, 1995, the President of the Company and his spouse accepted 200,000 shares of the Company's common stock in full satisfaction of the outstanding balance of notes payable and accrued interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         After reflecting an extraordinary gain on extinguishment of debt, net of taxes, which occurred in the third quarter of 1996, the Company had net income of $1,786,561 for the third quarter of 1996 as compared with a net loss of $180,152 for the same period of 1995. Also after reflecting the same extraordinary gain, during the first nine months of 1996, the Company had net income of $1,551,310 as compared with a net loss of $588,968 for the first nine months of 1995. The improvement in the net income is related primarily to the exchange of debentures for equity and the resulting recognition of an extraordinary gain, net of taxes, of $1,014,758. Enhanced revenue levels and improving operating margins by all divisions also contributed to the overall improvement.

         Net revenues increased by $578,527 to $2,053,346 for the third quarter of 1996 compared with net revenues of $1,474,819 in the same period in 1995. Net revenues for the first nine months of 1996 increased $560,921 to $5,200,094 as compared to $4,639,173 for the same period last year. Increased completion revenues were primarily the result of a large contract awarded to the Company by a large operator in the Black Warrior Basin. This contract will continue into the forth quarter of 1996. Wireline services benefited from a major project initiated by an operator in the Permian Basin. The Company supplies all wireline services for this project, which is expected to continue through the rest of 1996. A general increase in demand for services from all customers, as well as improved pricing, was a contributing factor in the improvement of revenues. Revenues by division are summarized below:



                               Page 8 of 14 Pages


                                                    Nine Months Ended                        Three Months Ended
                                             ----------------------------------      ---------------------------------
                                                September          September           September         September
                                                 30,1996            30,1995              30,1996           30,1995
                                              ---------------   ---------------      -------------       ------------
Wireline services
(logging, directional
services, perforating)                       $     3,681,558     $    3,473,888        $ 1,544,453       $ 1,104,774
Completion (workover
services)                                    $     1,294,715     $    1,010,861        $   449,000       $   324,240
Tools and Packers
(sales and rentals of
bridge plugs)                                $       223,821     $      154,424        $    59,893       $    45,805
                                             ---------------     ---------------     ---------------     ------------
         Total                               $     5,200,094     $    4,639,173        $ 2,053,346       $ 1,474,819
                                             ===============     ===============     ==============      =============

                                             ===============     ===============     ==============      =============


         Operating costs and expenses increased by $252,887 in the third quarter of 1996 and by $293,045 in the first nine months of 1996 as compared with the same periods in 1995. This increase was due to increased costs for supplies and materials from vendors, attributable to the increase in revenues and in the amount of materials and supplies purchased for each particular job. Salaries increased $101,838 for the first nine months of 1996 with the total number of employees increasing to 98 at September 30, 1996 from 84 at September 30, 1995. The increase in salaries was the result of an effort by the Company to remain competitive and retain its key employees as well as the increase in the activities of the completion workover services.

         Interest expense decreased by $45,411 in the third quarter of 1996 and $141,216 in the first nine months of 1996 as compared with the same periods in
1995. Three to five year notes were used to purchase new vehicles during the last quarter of 1995 and the first nine months of 1996. Net new borrowing for the first nine months of 1996 totaled $610,404. Interest on the debt ranged from prime (8.75% as of September 30, 1996) to 12.00%. The decrease in interest expense is directly related to the exchange of an aggregate of $1,300,418 principal amount of subordinated debentures and notes payable to Company's related parties to equity during the last quarter of 1995.


Liquidity and Capital Resources

         Net cash flow provided from operating activities was $170,525 for the nine months ended September 30, 1996 as compared with $138,487 for the nine months ended September 30, 1995. Cash from operating activities during the nine months ended September 30, 1996 was applied primarily to the purchase of property, plant and equipment and repayment of indebtedness. Other uses of cash consisted of

                               Page 9 of 14 Pages
purchasing tools and supplies rather than purchasing them on credit.

On November 30 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company exchanged $656,250 of 13% convertible subordinated debentures and $644,168 of notes payable to affiliates of the Company into an aggregate of 648,151 shares of common stock and 98,438 common stock purchase warrants In September, 1996, the holders of an aggregate of $393,750 principal amount of the Company's outstanding 13%
convertible subordinated debentures and $775,000 principal amount of the Company's outstanding 14% subordinated debentures exchanged such debentures for an aggregate of 689,375 shares of common stock and 179,062 common stock purchase warrants. All of such debentures had been in default. Accordingly, at September 30, 1996 an aggregate of $125,000 principal amount of the 14% subordinated debentures remained outstanding, all of which were in default, and an aggregate of $50,000 principal amount of the 13% subordinated debentures remained outstanding, all of which were in default. Subsequent to September 30, 1996, the remaining $125,000 principal amount of the 14% subordinated debentures and $50,000 principal amount of the 13% subordinated debentures were exchanged for an aggregate of 96,250 shares of common stock and 26,250 common stock purchase warrants. The holders of all the debentures exchanged and forgave the payment of all interest and penalties owing on such indebtedness. The warrants are exercisable for a period of five years at an exercise price of $2 per share. The holders of such warrants have the right, subject to certain limitations, to have the shares of common stock issuable on exercise of such warrants included at the Company's expense in any registration statement filed by the Company under the Securities Act of 1993, as amended. The warrants are redeemable by the Company provided the bid price for the Company's common stock has exceeded $5 per share on twenty consecutive trading days ending on the trading day prior to the date on which the notice of redemption is given.

         On October 25, 1996 the Company completed the private sale to twelve investors of an aggregate of 600,000 shares of Common Stock and realized gross proceeds of $750,000. Each of the investors represented to the Company that he or she was an "accredited investor" as defined under Regulation D under the Securities Act of 1993, as amended (the "Act"), that the securities were purchased for his or her own account for investment and not with a view toward resale or distribution and agreed that the certificate for the shares would bear a legend indicating the restriction on the further transfer of such shares without compliance with the Act. The Company paid $75,000 to the placement agent in the transaction and paid an additional $22,500 for the non-accountable expenses of the placement agent. The Company has agreed that the shares of Common Stock sold to such persons will be included in the next registration statement filed by the Company under the Act unless the holder elects to have none or only a portion of his or her shares included, provided, however, the Company has no obligation to include the securities of any holder if such holder, at the request of the managing underwriter of such offering, refuses to agree in writing that he or she will not offer or sell such securities for 180 days after the effective date of such registration statement.



                               Page 10 of 14 Pages

PART II -- OTHER INFORMATION


Item 5. Other Information


On November 30 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted $656,250 of the 13% convertible subordinated debentures and $644,168 of notes payable to affiliates of the Company into an aggregate of 648,151 shares of common stock and common stock purchase warrants. In September, 1996, the holders of an aggregate of $393,750 principal amount of the Company's outstanding 13%
convertible subordinated debentures and $775,000 principal amount of the Company's outstanding 14% subordinated debentures exchanged such debentures for an aggregate of 689,375 shares of common stock and 179,062 common stock purchase warrants. All of such debentures had been in default. Accordingly, at September 30, 1996 an aggregate of $125,000 principal amount of the 14% subordinated debentures remained outstanding, all of which were in default, and an aggregate of $50,000 principal amount of the 13% subordinated debentures remained outstanding, all of which were in default. Subsequent to September 30, 1996, the remaining $125,000 principal amount of the 14% subordinated debentures and $50,000 principal amount of the 13% subordinated debentures were exchanged for an aggregate of 96,250 shares of common stock and 26,250 common stock purchase warrants. The holders of all the debentures exchanged and forgave the payment of all interest and penalties owing on such indebtedness. The warrants are exercisable for a period of five years at an exercise price of $2 per share. The holders of such warrants have the right, subject to certain limitations, to have the shares of common stock issuable on exercise of such warrants included at the Company's expense in any registration statement filed by the Company under the Securities Act of 1993, as amended. The warrants are redeemable by the Company provided the bid price for the Company's common stock has exceeded $5 per share on twenty consecutive trading days ending on the trading day prior to the date on which the notice of redemption is given.

         On October 25, 1996 the Company completed the private sale to twelve investors of an aggregate of 600,000 shares of Common Stock and realized gross proceeds of $750,000. Each of the investors represented to the Company that he or she was an "accredited investor" as defined under Regulation D under the Securities Act of 1993, as amended (the "Act"), that the securities were purchased for his or her own account for investment and not with a view toward resale or distribution and agreed that the certificate for the shares would bear a legend indicating the restriction on the further transfer of such shares without compliance with the Act. The Company paid $75,000 to the placement agent in the transaction and paid an additional $22,500 for the non-accountable expenses of the placement agent. The Company has agreed that the shares of Common Stock sold to such persons will be included in the next registration statement filed by the Company under the Act unless the holder elects to have none or only a portion of his or her shares included, provided, however, the Company has no obligation to include the securities of any holder if such holder, at the request of the managing underwriter of such offering, refuses to agree in writing that he or she will not offer or sell

                               Page 11 of 14 Pages
such securities for 180 days after the effective date of such registration statement.


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  27.      Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-QSB is filed.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                               Page 12 of 14 Pages

                                                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BLACK WARRIOR WIRELINE CORP.
                                    ----------------------------
                                    (Registrant)




Date: November  12, 1996            /s/ William L. Jenkins
               ----                 ---------------------------
                                         William L. Jenkins
                                    President and Chief Operating Officer
                                        (Principal Executive, Financial
                                             and Accounting Officer)



                               Page 13 of 14 Pages