Form 10KSB
period 1996-12-31
BLACK WARRIOR WIRELINE CORP
filed 1997-04-15
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One:

          |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996; or

          |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

                           COMMISSION FILE NO. 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                          11-2904094
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

3748 HIGHWAY #45 NORTH, COLUMBUS, MISSISSIPPI                      39701
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (601) 329-1047
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                              (Title of Each Class)
                    COMMON STOCK, PAR VALUE, $.0005 PER SHARE

         Check  whether the Issue (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days. |X| Yes |_| No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |_|

          State Issuer's revenues for its most recent fiscal year: $7,582,021 State the aggregate market value of the voting stock held by non-affiliates as of February 28, 1997:

              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $4,247,730

         (Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.)

         Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE Outstanding at March 25, 1997: 2,185,216 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

No  documents  are  incorporated  by reference  into this Annual  Report on Form
10-KSB

            Transitional Small Business Issuer Format: |_| Yes |X| No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior Basin in Alabama and Mississippi, the Permian
Basin in Texas and New Mexico, the Powder River and Green River Basins in Wyoming and Montana, and the Williston Basin in North Dakota. The Company's principal sources of revenue include (a) providing electric wireline logging and directional drilling services, (b) providing completion and workover services and (c) sales, rentals and service of wireline and completion tools and equipment. At March 31, 1997, the Company owned 27 operational motor vehicle mounted wireline units, of which five are equipped with a state-of-the-art computer system, six are DRS computer equipped (an earlier generation computer system) and 16 are analog equipped. Also as of March 31, 1997, it owned seven workover rigs.

         Since 1995, the Company has undertaken a realignment of its activities to provide services where it believes it maintains or will have a competitive advantage. As a result of this realignment, the Company, in addition to providing wireline, tool and workover services in the Black Warrior Basin of Alabama and Mississippi, also provides services in the Permian Basin in northwest Texas and New Mexico and, with the recent acquisition of DynaJet, Inc., it has expanded into the Rocky Mountain region. The oil and gas industry has experienced a significant increase in drilling and workover activity which has stimulated this realignment of the Company's activities. This increase is the result of the combination of improved oil and gas prices and advances in technology. The technological advances in 3-D seismic and directional drilling in particular have had an impact. The Company continues to seek to expand the services it provides in other areas.

         The Company also continues to explore new markets and services which it believes will be beneficial. The Company is actively seeking to expand its directional drilling services by providing downhole steering tools in addition to hoisting services. Directional drilling entails entering a producing zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability. This area of business is intended to enable the Company to enlarge its customer base by providing steering services to other drilling contractors which do not have "in house" steering tools. Another area which the Company intends to expand is tubing conveyed perforating. The Company is providing this service in Alabama and Mississippi and plans to expand this service throughout its operational areas.

         In February 1996, the Company established a capability to assemble and install wireline service equipment on motor vehicles. Initially this capability was established to provide equipment to fulfill the Company's requirements and is currently intended to be utilized to make available such equipment for sale to others in the industry. The Company is equipping these vehicles with a state-of-the-art computer system. Revenues from this business area to date have not been material.

         On November 19, 1996, pursuant to an agreement entered into on that date, the Company acquired all of the issued and outstanding capital stock of DynaJet, Inc., a Wyoming corporation ("DynaJet"). DynaJet has been engaged in the wireline and oil and gas well services business in the Gillette, Wyoming area, for more than eighteen years. Its service area includes the states of Wyoming, South Dakota, Montana and New Mexico. The capital stock was acquired for an aggregate purchase price of approximately $758,000. DynaJet's operating assets consisted of eight wireline trucks and related equipment, two 80-foot mast trucks, three pickup trucks, a utility van and assorted other trailers, tools and equipment. DynaJet's assets also include two parcels of real estate located in Gillette, Wyoming aggregating approximately 7-1/2 acres presently used for offices, a workshop and storage which are intended to be sold by the Company.

         On January 27, 1997, the Company entered into a letter of intent to acquire the outstanding stock of Production Well Services Co., Inc. ("PWS"), which provides wireline services in southern Mississippi in the Mississippi Salt Dome Basin. The letter of intent, which is subject to, among other conditions, the completion of a due diligence review by the Company and the preparation and execution of a definitive acquisition agreement, provides for a cash purchase price of $540,000 plus the issuance of an option to purchase 100,000 shares of Common Stock. The letter of intent further provides that PWS' indebtedness at the closing of the transaction will not exceed $112,500. The letter of intent provides the transaction is to be completed on or before May 28,1997.

         In addition, the Company entered into a letter of intent on March 26, 1997 to acquire all of the outstanding stock of Petro-Log, Inc. ("Petro-Log"), which provides wireline services in the states of Wyoming, Montana, and South Dakota. The letter of intent, which is subject to completion of a due diligence review by the Company and the preparation and execution of a definitive agreement, among other conditions, provides for a cash purchase price of $2,350,000, including related expenses.. Excluded from the acquisition are the cash and receivables and real estate of Petro-Log. The letter of intent also excludes Petro-Log's payables from the transaction and provides that Petro-Log will have no other liabilities at the closing of the transaction. Petro-Log's assets include 17 wireline trucks, one offshore wireline skid, grease injection, mast, and crane trucks, tool trucks, trailers and forklifts, pressure control equipment, logging equipment and tools and other equipment. The letter of intent provides that the transaction is to be completed on or before June 1, 1997.

         Both of the foregoing transactions are subject to the availability of financing for the cash portion of the purchase price which financing is not currently available to the Company. See "Acquisition Financing".

         The Company abandoned its efforts to establish a base of operations in the Middle East in the first half of 1995 and its operations are currently conducted exclusively in the continental United States.

         The Company was incorporated under the laws of the State of Delaware in 1987 under the name Teletek, Ltd. and, after completing an initial public offering of securities, on June 22, 1989, Teletek, Ltd. merged with Black Warrior Wireline Corp. ("Black Warrior Alabama") and concurrently changed its name to Black Warrior Wireline Corp. Black Warrior Alabama and its predecessors were engaged primarily in providing electric wireline and other oil and gas support services since 1984.


ACQUISITION STRATEGY

         In addition to the DynaJet acquisition and the proposed PWS and Petro-Log acquisitions described above, the Company is seeking to expand its wireline and other oil and gas service areas by completing strategic acquisitions of other companies engaged in such activities. Currently several such acquisitions are being explored and negotiations with respect to such transactions are ongoing; however, the Company has no definitive agreements to acquire any additional wireline companies. There can be no assurance that the Company will be able to acquire additional wireline companies or that any such acquisitions will be beneficial to the Company. The process of integrating acquired properties, including the proposed acquisitions described above, into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

ACQUISITION FINANCING

         The Company intends to fund its acquisition activities, including the PWS and Petro-Log acquisitions, using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. The Company is currently seeking to raise additional capital to fund its proposed PWS and Petro-Log acquisitions as well as its other proposed acquisition activities,but it has not yet obtained such financing or entered into any definitive arrangements with respect thereto. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required to complete any proposed acquisitions or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.


RECENT DEBT RESTRUCTURING

         In November 1995, the Company executed Reorganization Agreements with the holders of an aggregate of $1,922,130 principal amount of outstanding debentures and indebtedness pursuant to which the debentures and indebtedness were agreed to be exchanged for an aggregate of 961,065 shares of the Company's Common Stock. In addition, pursuant to such agreements, Common Stock Purchase Warrants of the Company were to be exchanged with the debentureholders for two new classes of Common Stock Purchase Warrants. Each class of new warrants was to represent the right to purchase an aggregate of 183,750 shares of Common Stock. The Class A warrants were to be exercisable at $3.00 per share for a period of four (4) years and the Class B warrants were to be exercisable at prices increasing in annual increments over the first three (3) years after issuance from $3.00 per share to $5.00 per share and were to expire five (5) years after issuance. Through December 31, 1995, an aggregate of $1,353,380 principal amount of debentures and indebtedness was exchanged for 648,151 shares of Common Stock and the remaining $568,750 of debentures to be exchanged pursuant to the agreements executed in November 1995 was subject to the fulfillment of certain closing conditions. Issuance of the warrants was not completed in 1995. In September and October 1996, the holders of an additional $800,000 principal amount of Debentures executed Reorganization Agreements and the Reorganization Agreements entered into in November 1995 were amended so as to provide that in lieu of the issuance of the Class A warrants, an aggregate of 101,250 shares of Common Stock would be issued and the exercise price of the Class B warrants would be reduced to $2.00 per share throughout the five-year term of such warrants. During 1996, $1,368,750 principal amount of indebtedness was exchanged for an aggregate of 712,914 shares of Common Stock and an aggregate of 303,750 Class B warrants were issued. In addition, an aggregate of 101,250 shares of Common Stock were issued in exchange for the Company's obligation to issue the Class A warrants. Pursuant to all such agreements, an aggregate of $2,071,357 of accrued interest and penalties were waived by the debenture holders.

         In connection with the foregoing restructuring, the Company effected a 1-for-200 reverse stock split on October 30, 1995.


GLOSSARY OF INDUSTRY TERMS

         The following are definitions of certain technical terms used in this Annual Report relating to the Company's business:

         "CASING" Steel pipe lowered into the drilled hole (borehole) to prevent "caving in" and to provide isolation of zones and permit production of hydrocarbons

         "CASED HOLE" The drilled hole after casing has been lowered and cemented in place.

         "DOWNHOLE"  Any part of the borehole below the ground surface.

         "JUNK BASKET" A mechanical device lowered into the borehole with wireline to remove extraneous or unwanted debris. A guage ring is run simultaneously to check conformity of hole size.

         "CEMENT BOND LOG" A cement quality and bonding evaluation performed with sonic transmitters and receivers lowered into the borehole with wireline. This survey is recorded by surface computers.

         "LOGS" (a) Open Hole: The measurement of properties of formations to determine hydrocarbon bearing characteristics. Open hole logs are mainly radioactive (porosity) and electric (resistivity).

                (b) Cased Hole: The measurement of gamma ray (different formations have different levels), casing collars (joints in casing) for correlation to open hole depths, and cement quality and bonding. Porosity logs can be run in cased holes with Compensation Neutron Tools.

         "RIGS" (a) A drilling rig is one which drills the borehole. This rig normally is used for setting the casing in the borehole.

                (b) A completion or workover rig is used to position tubing, pumps and other production equipment in the cased hole. As the name plies, this is used for subsequent "workover" or remedial service.

         "WINCH UNIT" A powerful machine with one or more drums on which to coil a cable or chain for hauling or hoisting.

         "WORKOVER" Operations pertaining to work on wells previously placed in production but needing additional work in order to restore or increase production.


ELECTRIC WIRELINE AND DIRECTIONAL DRILLING SERVICES

         The Company's electric wireline logging service and directional drilling activities contributed revenues of $5,584,754 (approximately 74% of net revenues) in 1996, $4,625,744 (approximately 74% of net revenues) in 1995, $4,275,433 (approximately 70% of net revenues) in 1994.

         Electric wireline logging services are used to evaluate downhole conditions at various stages of the process of drilling and completing oil and gas wells as well as at various times thereafter until the well is depleted and abandoned. Such services are provided using a truck-mounted wireline unit equipped with an armored cable that is lowered by winch into an existing well. The cable, which contains one or more electrical conductors, lowers instruments and tools into the existing well to perform a variety of services and tests. The wireline unit's truck-mounted instrument cab contains both computerized and electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the "logs" which define specific characteristics of each formation and to display the data received from downhole. The Company's wireline units are equipped with state-of-the-art computerized systems, DRS computerized systems (which is an earlier generation computerized system) or analog equipment.

         Open hole wireline services are performed after the drilling of the well but prior to its completion. Cased hole wireline services are performed during and after the completion of the well, as well as from time to time thereafter during the life of the well. The Company's services primarily relate to providing cased hole wireline services. Cased hole services include radioactive and acoustic logging used to evaluate downhole conditions such as lithology, porosity, production patterns and the cement bonding effectiveness between the casing and the formation. Other cased hole services include perforating, which opens up the casing to allow production from the formation(s), and free-point and back-off, which locates and frees pipe that has become lodged in the well. Cased hole services are used in the initial completion of the well and in virtually all subsequent workover and stimulation projects throughout the life of the well. The Company performs these services on a contract basis at the well site for operators and producers of the wells primarily on a bid basis at prices related to Company standard prices

         The Company's cased hole wireline services include the following, some or all of which may be performed on an existing well from time to time:

                    (1)    Cement Bond Logs
                    (2)    Gamma Ray Logs
                    (3)    Neutron or Compensated Neutron Logs
                    (4)    Casing Collar Logs
                    (5)    Free-Point, Back-Off Services
                    (6)    Perforating
                    (7)    Plug and Packer Setting
                    (8)    Acid Spotting (with Bailer)
                    (9)    Sand Dumping (with Bailer)
                   (10)    Junk Catcher with Gauge Ring
                   (11)    Steering Tool Services
                   (12)    Casing Inspection Services
                   (13)    Segmented Cement Bond Logs
                   (14)    Correlating Tubing Conveyed Perforating


         These services are routinely provided to the Company's customers and are subject to the customers' time schedule, weather conditions, availability of Company personnel and complexity of the drilling. These procedures generally take approximately one to one-and-one-half days to perform.

         The Company currently owns 27 wireline units. Of these, five are state-of-the-art computer equipped, six are DRS computer equipped (an earlier generation computer system) and 16 are analog equipped. The Company anticipates placing two more state-of-the-art computer equipped units into service in the first half of 1997. In October the Company used $310,000 of the proceeds from the private placement to order the latest generation of cement bond and casing inspection tools which it anticipates will be delivered in the first quarter of 1997. The

Company's state-of-the-art computer systems will enable the Company to take full advantage of the capabilities of these tools.

         The Company also owns seven truck-mounted cranes which are primarily used for completion and remedial services where a workover or completion rig is not required. Charges for these cranes are on a per diem basis.

         Directional drilling entails entering a producing zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability. This area of business is intended to enable the Company to enlarge is customer base by providing steering services to other drilling contractors which do not have "in house" steering tools.


COMPLETION AND WORKOVER SERVICES

         The Company provides completion and workover services to oil and gas companies in the Black Warrior Basin. These activities contributed revenues of $1,709,265 (approximately 22% of net revenues) in 1996, $1,324,095
(approximately 21% of net revenues) in 1995, and $1,464,815 (approximately 24% of net revenues) in 1994. These services are performed primarily on an hourly basis.

         Workover services include those operations performed on wells when originally completed and on wells previously placed in production and requiring additional work to restore or increase production. A completion or workover rig is used to position tubing, pumps and other production equipment in a cased hole. The unit is used for the initial completion of the well and subsequent workover and remedial service. A completion or workover rig is generally a four to six axle truck-mounted hoist unit with a 60 to 90 foot derrick capable of lowering and hoisting up to 300,000 pound loads. The Company expects its workover equipment to be fully utilized by existing customers in 1997 and is exploring opportunities to expand this source of revenue.


TOOLS AND EQUIPMENT

         The Company's third current source of revenue involves the sale, rental and service of tools and equipment used in the oil field services industry. These activities contributed revenues of $288,003 (approximately 4% of net revenues) in 1996, $229,379 (approximately 4% of net revenues) in 1995, and $333,952 (approximately 6% of net revenues) in 1994. The division began when the Company became the Black Warrior Basin distributor for Arrow Oil Tools. The primary products sold or rented by the Company include Arrow tools and packers. Other items sold or rented include high pressure valves, tubing and tubing equipment and wireline set tools.

         The tool and equipment division activities are incidental to the wireline and workover services provided by the Company. Tool and equipment inventory is replenished on an as-needed basis. Most of the Company's inventory is purchased from a variety of manufacturers, and some used tools and equipment are purchased at auction. The Company attempts to maintain in its inventory the brands which are popular among operators in the geographic areas it serves. The Company's customers include, among others, Taurus Exploration, Inc., Chevron USA, Amoco Production Co., and Kukui Operating Co.

         The Company also conducts extensive tool and equipment inspection, maintenance and testing services. Rubber goods, gaskets, seats and seals are disassembled, cleaned, inspected, replaced if necessary, reassembled and tested. Packers and tubing rented by the Company are reconditioned and returned to the Company's rental inventory.


PRINCIPAL CUSTOMERS AND MARKETING

         During the years ended December 31, 1996 and December 31, 1995, three customers accounted for a total of approximately 63.8% and 61.6%, respectively, of the Company's net revenues. During the year ended December 31, 1994, two customers accounted for approximately 41.1% of the Company's net revenues. The Company serviced an average of 80 customers per year during the three years ended December 31, 1996. The Company's principal customers and the percentage of the Company's net revenues received from each of such customers during the three years ended December 31, 1996 are as follows:

                                                  1996       1995      1994
                                                --------- ---------- ---------
Taurus Exploration, Inc.                          25.3%     31.1%      30.3%
Parker and Parsley Development Company            23.7%     12.5%      10.8%
Phoenix Drilling Services                         14.8%     18.0%        *
                                                --------- ---------- ---------
                           TOTALS                 63.8%     61.6%      41.1%
                                                ========= ========== =========
----------
*   Less than 10%

         The Company does not have any long-term agreements with any of such customers and services are provided pursuant to short-term agreements negotiated by the Company with the customer. The Company expects that its three principal customers will each continue to provide in excess of 10% of the Company's net revenues during the year ended December 31, 1997. Although the Company has had a long-term relationship with Taurus Exploration, Inc. and believes that it maintains satisfactory relationships with each of these three customers, the loss of any of these customers could have a material effect on the Company's revenues.

         The Company's services are marketed principally by its executive officers and the Company relies on its reputation in the industry to create customer awareness of its services. Generally, the Company experiences lower revenues during the first calendar quarter of each year than it experiences in other quarters due to adverse weather affecting working conditions.


SERVICES TO CONVENTIONAL AND NON-CONVENTIONAL FUEL SECTOR

         The Company provides its electric wireline and workover services to both the conventional and non-conventional fuel sectors. The non-conventional fuel sector is generally considered to include hydrocarbon production from coal bed methane gas wells with the conventional fuel sector generally considered to be all other oil and gas production. The Company is seeking to increase the focus of its activities on providing services to operators of conventional fuel wells and has implemented a marketing strategy to increase its revenues from this source in certain key market areas including, among others, the Permian Basin in Texas and New Mexico. With the completion of the acquisition of DynaJet in November 1996, the Company is expanding its conventional services into the states of Wyoming, South Dakota, Montana and New Mexico and will continue to seek other opportunities for expansion in other areas.

         The Company's revenues from the non-conventional fuel sector, which are primarily derived from activities in the Black Warrior Basin in Alabama and Mississippi, increased in activity in 1989, 1990, and most of 1991 due to government incentives in the form of tax credits associated with the production of coal bed methane gas. Although these tax incentives have expired for the drilling and initial completion of wells, the incentives continue for remedial services (on wells completed prior to the expiration date) until the year 2011. Since the curtailment of these incentives, activity in this area has declined to a level which management believes should remain stable for some time. Prices have improved and the Company is gaining market share as smaller service suppliers have left the area. The Company anticipates that revenues from services provided to the non-conventional sector will remain stable in 1997 and the foreseeable future.

         The percentage of the Company's net revenues from the conventional and non-conventional fuel sectors for each of the three years ended December 31, 1996 were as follows:

                              1996       1995      1994
                            --------- --------- ----------
     Conventional             60%         58%      57%
     Non-Conventional         40%         42%      43%


OPERATING HAZARDS AND INSURANCE

         The services of the Company are used in oil and gas well drilling, workover and production operations that are subject to inherent risks such as blow-outs, fires, poisonous gas and other oil and gas field hazards, many of which can cause personal injury and loss of life, severely damage or destroy equipment, suspend production operations and cause substantial damage to property of others. Ordinarily, the operator of the well assumes the risk of damage to the well, the producing reservoir and surrounding property and revenue loss in the event of accident, except in the case of gross or willful negligence on the part of the Company or its employees.

         The Company has general liability, property damage and workers' compensation insurance. Although, in the opinion of the Company's management, the limits of its insurance coverage are consistent with industry practices, such insurance may not be adequate to protect the Company against liability or losses occurring from all the consequences of such risks or incidents. The occurrence of an event not fully covered by insurance (and a determination of the liability of Company for consequential losses or damages) could result in substantial losses to the Company and have a materially adverse effect upon its financial condition, results of operations, and cash flows.

         The Company maintains two policies totaling $2,000,000 on the life of William L. Jenkins, its President and Chief Operating Officer, and maintains $1,000,000 policies on the lives of each of Danny Thornton and Allen Neel, both Vice-Presidents. See Item 9, "Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the Exchange Act." The benefits under such policies are payable to the Company.


BUSINESS ENVIRONMENT

         The business of the Company is affected by the general demand in the economy for petroleum products; availability of drilling rigs, casing and other necessary goods and services; revision in governmental policies with respect to oil and natural gas imports and other factors affecting potential competition from foreign sources of oil and natural gas; and state conservation commission regulations affecting allowable rates of production, well spacing and other factors. Oil and gas prices continue to have moderate fluctuations increasing the overall instability of the market.

         The low prices for oil and gas that have depressed the industry in recent years have moderated recently. With this stability has come an increase in activity throughout the industry. The industry continues to realign itself with major oil companies selling properties to independent producers. While this will continue to provide new opportunities for the Company, there can be no assurance that these trends will continue or that the Company will benefit from these developments.


COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oil field services. Its chief competitors include Halliburton Company and Schlumberger, Ltd., as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Competition principally occurs in the areas of technology, quality of products and field personnel, equipment availability, facility locations and price. The industry has seen an extended period of price competition. Deep discounts are commonplace and are expected in the industry. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

         The Company's growth is dependent upon its ability to attract and retain skilled oil field and management personnel. The competition for such qualified employees is intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company requires their services.


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


EMPLOYEES

         As of March 28, 1997, the Company employed 110 persons, 98 of whom were full-time employees and 12 of whom were part-time employees. Of the Company's 98 full-time employees, nine are management personnel, seven are administrative personnel and 82 are operational personnel. Seven of the Company's employees are employed at the Company's headquarters in Columbus, Mississippi and the Company's other employees are located primarily in the Black Warrior Basin and the Permian Basin service areas. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

         The Company has a three-year employment agreement with William L. Jenkins, its President, Chief Operating Officer and a Director and stockholder of the Company. The Company also has employment agreements with Danny Ray Thornton and Allen Neel, Vice-Presidents of the Company. The Company's success is currently dependent upon the efforts of these individuals, and the loss of the services of any of these individuals could have a material adverse effect on the Company's business, unless a qualified replacement can be obtained by the Company. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." The Company relies substantially on their efforts to expand its services and for its marketing and sales activities. If the Company is unable to continue to contract for these services, or if these services are lost for any reason in the future, the Company will be substantially and adversely affected.


ITEM 2.  PROPERTIES

         The Company leases 6,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on September 30, 2001 for its executive offices. The monthly rental is

$1,900, plus electric and gas utilities. The Company also leases a maintenance area in Tuscaloosa, Alabama of approximately 5,000 square feet under a one-year lease at $1,700 per month. In addition, the Company leases shop sites and maintenance areas in Odessa, Texas (22,000 square feet at $2,750 per month), Hobbs, New Mexico (10,000 square feet at $1,800 per month), Brownfield, Texas (6,500 square feet at $1,850 per month) and Laurel, Mississippi (8,000 square feet at $1,750 per month).

         Included in the assets acquired from DynaJet are two parcels of real estate located in Gillette, Wyoming aggregating approximately 7 1/2 acres, presently used for offices, a workshop and storage, which are intended to be sold by the Company.

         The Company owns 27 electrical wireline service trucks and 7 workover rigs, all of which are operational. The Company believes that all of its properties and mobile electric wireline equipment are well maintained and suitable for their intended uses.




ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance. See Note 17 to Notes to Consolidated Financial Statements.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the NASDAQ OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated (adjusted for the 1-for-200 reverse stock split of the outstanding shares of the Company's Common Stock effectuated on October 30, 1995) as provided by the NASDAQ OTC Bulletin Board:


                                                 BID PRICES
                 1995                   HIGH                    LOW
----------------------------------------------------------------------------

         First Quarter                  $6.25                  $4.00
         Second Quarter                $10.00                  $4.00
         Third Quarter                  $8.00                  $6.00
         Fourth Quarter                 $6.00                  $6.00



                                                 BID PRICES
                 1996                   HIGH                    LOW
----------------------------------------------------------------------------

         First Quarter                  $6.50                  $2.00
         Second Quarter                 $6.50                  $4.00
         Third Quarter                  $6.50                  $1.06
         Fourth Quarter                 $4.55                  $1.75


         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On February 28, 1997, the closing bid quotation for the Common Stock, as reported by the NASDAQ OTC Bulletin Board, was $3.00.

         As of December 31, 1996, the Company had approximately 345 shareholders of record. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INDUSTRY OVERVIEW AND ECONOMIC FACTORS IMPACTING COMPANY OPERATIONS

         The level of activity and profitability experienced by the Company is directly related to the demand for the Company's services by the domestic oil and gas industry. The market price of oil and natural gas is the principal factor driving this demand. In recent years, there have been some periods of relative price stability but only isolated areas of real growth. In 1996, however, most of the industry experienced some growth in demand and pricing. Management of the Company believes that the continuing stability of domestic oil prices and relatively high gas prices should help continue this trend in 1997.

         Increased demand for the services provided by the Company and its competitors coupled with a general consolidation in the service sector has reduced downward pressure on pricing. This has led to a reduction in "predatory" pricing used by some companies to increase market share and helped improve overall margins. The Company believes that further improvements in pricing will be seen in 1997 as this trend continues. The Company plans to continue its marketing policy which stresses the safety, reliability, technological advantage and overall quality of its services. Management believes that an increasing number of customers consider these factors foremost in their selection criteria for a service company.

         The Company intends, as and if opportunities arise, to aggressively seek to expand its wireline and other service areas through the acquisition of other oil and gas service companies that meet its strategic goals. In addition to the pending transactions with PWS and Petro-Log described herein, several such transactions throughout the domestic market are currently being explored to meet this goal. The Company will continue to re-deploy its assets to areas that are most beneficial to the long-term growth of the Company.

         The Company is actively seeking to expand its directional drilling services by providing downhole steering tools in addition to hoisting services. Directional drilling entails entering a production zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability. This area of business is intended to enable the Company to enlarge its customer base by providing steering services to other drilling contractors which do not have "in house" steering tools. Another area which the Company intends to expand is tubing conveyed perforating. The Company is providing this service in Alabama and Mississippi and plans to expand this service throughout its operational areas.

         The Company has purchased state of the art downhole tools including a segmented bond and magnetic and 40-arm casing inspection tools which it expects to receive in the Spring of 1997. This acquisition will enable the Company to provide services unavailable from other smaller wireline company competitors and thereby enable the Company to provide services in a less price competitive environment.


TWELVE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

         The Company had income before extraordinary gain of $427,438 for the year ended December 31, 1996, as compared to a loss before extraordinary gain of $545,562 in 1995. After reflecting the extraordinary gain on extinguishment of debt, net of income taxes, in both 1996 and 1995, the Company experienced net income of $2,035,939 for the year ended December 31, 1996, as opposed to a net loss of $158,149 for 1995.

         Revenues  increased  by  $1,402,803  to  $7,582,021  for the year ended
December 31, 1996 primarily as a result of the overall increase in the market and improved pricing. Tools and packer sales are closely related to activity in the Black Warrior Basin and showed an increase of $58,624 from 1995. Revenues by business line are summarized below:


                                                               YEAR ENDED DECEMBER 31
                                              1996                       1995                      1994
----------------------------------- -------------------------- ------------------------- -------------------------

Wireline Services (logging,                $5,584,753                 $4,625,744                $4,275,433
   perforating, crane rental and
   directional drilling services)

Completion (workover and                   $1,709,265                 $1,324,095                $1,464,815
   pump sales)

Tools and Packers (sales and               $  288,003                 $  229,379                $  333,952
   rentals of bridge plugs and
   packers)

                                    -------------------------- ------------------------- -------------------------

                                           $7,582,021                 $6,179,218                $6,074,200

                                    ========================== ========================= =========================

        Wireline services in the Black Warrior Basin and Permian Basin increased $959,009 during 1996. The increase was primarily in the Permian Basin and was attributable to increased sales in conventional and directional drilling services. Revenues from completion activities increased by $385,170. This increase was primarily due to services provided in connection with the abandonment of unproductive wells.

         Cost and expenses increased by $708,951 for the year ended December 31, 1996, as compared to 1995. This increase was due primarily to the increase in the level of activities. Salaries and benefits increased by $365,804 for 1996, as compared to 1995, while the total number of employees increased from 82 at December 31, 1995 to 110 at December 31, 1996. This was due to salary increases and hiring of additional personnel. Depreciation and amortization expense decreased by $116,201 for 1996 as compared to 1995. These decreases were due to several items of equipment being fully depreciated in 1996. In 1996, the Company successfully negotiated a reduction in worker's compensation rates and explosives costs. The Company continues to monitor other expense components to minimize overall costs.

         Interest and amortization decreased by $283,793 for 1996 as compared to 1995. This was directly related to the conversion of debt into equity. See Note 7 of Notes to Consolidated Financial Statements.

         The provision (benefit) for income taxes totaled $(65,715) for 1996 and $(226,554) for 1995. These totals contain Federal and State deferred as well as current amounts. See Note 12 of Notes to Consolidated Financial Statements. The current federal and state tax benefits in 1995 results from the utilization of the net operating losses generated in 1995 to offset the income tax expense associated with the extraordinary gain on extinguishment of debt described in
Note 7 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by Company operating activities was $771,462 for the year ended December 31, 1996 as compared to $609,218 for the year ended December 31, 1995. Investing activities of the Company used cash of $725,137 during the year ended December 31, 1996 for the acquisition of property, plant and equipment and another business offset by proceeds from the sale of fixed assets of $95,071. During the year ended December 31, 1995, acquisitions of property, plant and equipment used cash of $299,306 offset by proceeds of $120,031 from the sale of fixed assets. Financing activities provided cash of $643,382 from the net proceeds from the sale of shares of common stock during the year ended December 31, 1996 offset by principal payments on long-term notes and capital lease obligations of $342,149. During the year ended

December 31, 1995, bank and other borrowings resulted in proceeds of $41,959 offset by principal payments on long-term debt and capital lease obligations of $227,530.

         Cash at December 31, 1996 was $727,454 as compared with cash at December 31, 1995 of $284,825.

         During the year ended December 31, 1996, $1,343,750 principal amount of notes payable and subordinated debentures was converted to common stock and $1,514,468 of accrued interest was forgiven. The Company expended $796,930 for the acquisition of property, plant and equipment financed under capital leases and notes payable and incurred an additional $380,000 of notes payable in connection with the acquisition of a business. During the year ended December 31, 1995, $1,296,302 of principal of notes payable and subordinated debentures was converted to common stock and $57,078 of principal and $556,889 of accrued interest was forgiven. In addition, $52,962 of accrued interest was converted into common stock. The Company expended $371,846 during 1995 on the acquisition of property, plant and equipment financed under capital leases and notes payable.

         In November 1995, the Company executed Reorganization Agreements with the holders of an aggregate of $1,922,130 principal amount of outstanding debentures and indebtedness pursuant to which the debentures and indebtedness were agreed to be exchanged for an aggregate of 961,065 shares of the Company's Common Stock. In addition, pursuant to such agreements, Common Stock Purchase Warrants of the Company were to be exchanged with the debentureholders for two new classes of Common Stock Purchase Warrants. Each class of new warrants was to represent the right to purchase an aggregate of 183.750 shares of Common Stock. The Class A warrants were to be exercisable at $3.00 per share for a period of four (4) years and the Class B warrants were to be exercisable at prices increasing in annual increments over the first three (3) years after issuance from $3.00 per share to $5.00 per share and were to expire five (5) years after issuance. Through December 31, 1995, an aggregate of $1,353,380 principal amount of debentures and indebtedness was exchanged for 648,151 shares of Common Stock and the remaining $568,750 of debentures to be exchanged pursuant to the agreements executed in November 1995 was subject to the fulfillment of certain closing conditions. Issuance of the warrants was not completed in 1995. In September and October 1996, the holders of an additional $800,000 principal amount of Debentures executed Reorganization Agreements and the Reorganization Agreements entered into in November 1995 were amended so as to provide that in lieu of the issuance of the Class A warrants, an aggregate of 101,250 shares of Common Stock would be issued and the exercise price of the Class B warrants would be reduced to $2.00 per share throughout the five-year term of such warrants. During 1996, $1,368,750 principal amount of indebtedness was exchanged for an aggregate of 625,414 shares of Common Stock and an aggregate of 303,750 Class B warrants were issued. In addition, an aggregate of 101,250 shares of Common Stock were issued in exchange for the Company's obligation to issue the Class A warrants. Pursuant to all such agreements, an aggregate of $2,071,357 of accrued interest and penalties were waived by the debenture holders.

         In connection with the foregoing restructuring, the Company also effected a 1-for-200 reverse stock split on October 30, 1995.

         In October 1996, the Company completed a private sale of an aggregate of 600,000 shares of Common Stock for gross proceeds of $750,000, or a price of $1.25 per share. Approximately $288,000 of the net proceeds were used to pay a portion of the purchase price for DynaJet and the balance was used to purchase tools and equipment and complete construction of a wireline truck. The purchasers of the shares were given the right to have such shares included in any registration statement filed by the Company under the Securities Act of 1933, as amended, relating to an offering of the Company's securities provided such persons agree, if requested by the managing underwriter of such offering, not to sell such securities for a period of one hundred eighty (180) days after the effective date of such registration statement.

         In addition to the DynaJet acquisition described above, the Company is seeking to expand its wireline service areas by completing strategic acquisitions of other companies engaged in providing wireline services. On January 27, 1997, the Company entered into a letter of intent to acquire the outstanding stock of Production Well Services Co., Inc. ("PWS"), which provides wireline services in southern Mississippi in the Mississippi Salt Dome Basin. The letter of intent, which is subject to, among other conditions, the completion of a due diligence review by the Company and the preparation and execution of a definitive acquisition agreement, provides for a cash purchase price of $540,000 plus the issuance of an option to purchase 100,000 shares of Common Stock. The letter of intent further provides that PWS' indebtedness at the closing of the transaction will not exceed $112,500. The letter of intent provides the transaction is to be completed on or before May 28,1997.

         In addition, the Company entered into a letter of intent on April 1, 1997 to acquire all of the outstanding stock of Petro-Log, Inc. ("Petro-Log"), which provides wireline services in the states of Wyoming, Montana, and South Dakota. The letter of intent, which is subject to completion of a due diligence review by the Company and the preparation and execution of a definitive agreement, among other conditions, provides for a cash purchase price of $2,350,000, including related expenses.. Excluded from the acquisition are the cash and receivables and real estate of Petro-Log. The letter of intent also excludes Petro-Log's payables from the transaction and provides that Petro-Log will have no other liabilities at the closing of the transaction. Petro-Log's assets include 17 wireline trucks, one offshore wireline skid, grease injection, mast, and crane trucks, tool trucks, trailers and forklifts, pressure control equipment, logging equipment and tools and other equipment. The letter of intent provides that the transaction is to be completed on or before June 1, 1997.

         Both of the foregoing transactions are subject to the availability of financing for the cash portion of the purchase price which financing is not currently available to the Company.

         Currently several additional acquisitions are being explored and negotiations with respect to such transactions are ongoing; however, the Company has no definitive agreements to acquire any additional wireline companies. There can be no assurance that the Company will be able to acquire additional wireline companies, including the PWS and Petro-Log with which it has entered into letters of intent, or that any such acquisitions will be beneficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

         The Company intends to fund its acquisitions, including the proposed PWS and Petro-Log acquisitions described above, using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. The Company is currently seeking to raise additional capital to fund the PWS and Petro-Log acquisitions well as its other acquisition activities but has not entered into any definitive arrangements with respect thereto. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required to complete the PWS and Petro-Log acquisitions or any other acquisitions or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

         The Company is currently engaged in reviewing the acquisition of updated financial accounting computer systems which will, among other things, be programmed for record keeping in the year 2000 and beyond, which the Company's current system is unable to perform. The Company believes the expense involved will not be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

         This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this commentary and elsewhere in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: "Description of Business - General," "- Acquisition Strategy," "- Acquisition Financing," "- Business Environment," "- Competition," "Management's Discussion and Analysis or Plan of Operations - Industry Overview and Economic Factors Impacting Company Operations," "- Liquidity and Capital Resources."

         The Company wishes to caution readers that important factors described elsewhere in this Report, or in other Securities and Exchange Commission filings, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the

Company's actual consolidated results during 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Additionally, the factors discussed could impact materially the Company's ability to achieve its business plans and acquisition strategy.




ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated   Financial   Statements   of  the  Company   meeting  the
requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:


                                                                            Page

Report of Independent Accountants for the Years Ended
December 31, 1996, 1995 and 1994..........................................   F-1

Consolidated Balance Sheets as of
December 31, 1996 and 1995................................................   F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994..........................................   F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 1996, 1995 and 1994..............................   F-4

Consolidated Statements of Cash Flows for the Year Ended
December 31, 1996, 1995 and 1994..........................................   F-5

Notes to Consolidated Financial Statements................................   F-6


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 1996, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The  following  table  contains  information   concerning  the  current
Directors and executive officers of the Company:


            NAME                  AGE                     POSITION
--------------------------------------------------------------------------------
     William L. Jenkins            43        President, Chief Operating Officer
                                                        and Director

     Danny Ray Thornton            45           Vice-President - Operations

         Allen Neel                39                  Vice-President

    John A. McNiff, Sr.            69              Secretary and Director

        Michael Brod               51                     Director



         WILLIAM L. JENKINS has been President, Chief Operating Officer and a Director of the Company since March 1989. From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Welex A Halliburton Company, in the South and Southwest. From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc., as a consultant, providing services to a number of oil and gas companies. During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including a predecessor of the Company, of which he served as Secretary/Treasurer until 1988. Mr. Jenkins has over twenty years' experience in the oil field service business. Mr. Jenkins is Mr. Thornton's brother-in-law.

         DANNY RAY THORNTON is a Vice-President of the Company and has been employed by the Company since March 1989. From 1982 to March 1989, Mr. Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company's operational predecessor. Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978. His principal duties with the Company include supervising and consulting on wireline and workover operations. Mr. Thornton is Mr. Jenkins' brother-in-law,

         ALLEN NEEL, is a Vice-President of the Company and has been employed by the Company since August 1990. In 1981, Mr. Neel received his BS Degree in Petroleum Engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Halliburton Services. From 1987 to 1989, he worked as a District Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves in 1990, Mr. Neel assumed a position with the Company.

         JOHN A. MCNIFF, SR., a Director and Secretary of the Company since 1991, has served as President and Chief Executive Officer, and is a Director of Pangaea Investment Consultants, Ltd., a Bermuda-based company engaged in providing financial consulting services and raising capital for emerging United States, Canadian and Mexican companies, since its inception in 1990. From 1981 to 1989, Mr. McNiff was chairman and chief executive officer of Wycombe, Ltd., and its subsidiaries, a broker/dealer firm, a syndicator and general partner of cable television investments and a syndicator and general partner of oil and gas investments. From 1970 to 1980, Mr. McNiff was a senior partner of the New York City law firm of Wagner, McNiff and Dimaio and therefter "of counsel" to the firm.

         MICHAEL BROD was elected a Director of the Company in January 1997. Mr. Brod is a former Allied member of the New York Stock Exchange and former President of a member firm. He was employed in the corporate finance department of Dickinson & Company, Inc. from November 1995 to February 1997 and is currently engaged as a financial consultant to Swartwood & Co., a registered broker/dealer.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than ten percent (10%) of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the best of the Company's knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements, except as follows: John A. McNiff, Sr., a Director of the Company, is president of Pangaea Investment Consultants, Ltd. which was approximately 118 and 97 days late, respectively, in filing Form 4 Reports during the year ended December 31, 1996 reporting eight transactions which occurred in November and December 1996. Mr. McNiff disclaims a beneficial interest in the shares held by Pangaea Investment Consultants, Ltd.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth compensation paid or awarded to the President and Chief Executive Officer of the Company for all services rendered to the Company in each of the years 1996, 1995 and 1994. No executive officer received compensation exceeding $100,000 in any of those years.


                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          --------------------------------------------- ------------------------------
                                                         BONUS/ANNUAL    SECURITIES      LONG-TERM
        NAME AND                                          INCENTIVE      UNDERLYING      INCENTIVE       ALL OTHER
   PRINCIPAL POSITION         YEAR          SALARY          AWARD          OPTIONS        PAYOUTS      COMPENSATION
            --------------------------------------------------------------------------------------------------------

William L. Jenkins,           1996          $95,000          -0-           100,000          -0-         $1,216 (1)
   President                  1995          $63,000          -0-             -0-            -0-             -0-
                              1994          $64,592          -0-             -0-            -0-             -0-

-----------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.


OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1996

         The  following   table  provides   information   with  respect  to  the
above-named executive officer regarding options granted to such person during the Company's year ended December 31, 1996.


                                                                               INDIVIDUAL GRANTS
                                                                 ----------------------------------------------
                   NUMBER OF SECURITIES  % OF TOTAL OPTIONS/
                     UNDERLYING SARS/      SARS GRANTED TO       EXERCISE OR
                   OPTIONS GRANTED (#)       EMPLOYEES IN        BASE PRICE                       MARKET PRICE ON
      NAME                                   FISCAL YEAR          ($/SHARE)     EXPIRATION DATE    DATE OF GRANT
------------------ --------------------- --------------------- ---------------- ----------------- ----------------
William Jenkins          100,000                 100%               $2.00        Sept. 13, 2006        $2.00


STOCK OPTION HOLDINGS

         The following table provides information with respect to the named executive officer regarding options held at December 31, 1996 (such officer did not exercise any option during the most recent fiscal year).

                              AGGREGATE OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996
                              -----------------------------------------------------------------------------------
                              NUMBER OF UNEXERCISED OPTIONS AT              VALUE OF UNEXERCISED IN-THE-MONEY
                                      DECEMBER 31, 1996                      OPTIONS AT DECEMBER 31, 1996 (1)
                                  -------------------------------------------------------------------------------
         NAME                 EXERCISABLE           UNEXERCISABLE           EXERCISABLE           UNEXERCDISABLE
-----------------------------------------------------------------------------------------------------------------
William L. Jenkins            100,000 (2)                -0-                  $100,000                  -0-

----------
(1)  Based on the average bid and asked prices on February 28, 1997.

(2)  Exercisable at $2.00 per share.


         No options were granted, exercised or value realized in 1996 by the named executive officer.


EMPLOYMENT AGREEMENTS

         The Company has entered into an Employment Agreement, dated September 18, 1996, with William L. Jenkins, to serve as its President, Chief Executive Officer and a Director of the Company. The Employment Agreement, which terminates on September 30, 1999, provides for an annual base salary of $110,000, adjusted annually for inflation. Pursuant to the agreement, Mr.
Jenkins was granted a ten-year option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share, the fair market value of the stock on September 13, 1996, the date the option was granted. In addition, provided the Company's operating results equal or exceed 85% of certain benchmark operating results agreed to by the Company and Mr. Jenkins, he will be granted as of the last day of the fiscal year to which such benchmark operating results relate a ten-year option to purchase an additional 50,000 shares of Common Stock for each year of the agreement exercisable at the closing bid price for the Company's Common Stock on the last business day of such year. With certain exceptions, the agreement restricts Mr. Jenkins from engaging in activities in competition with the Company during the term of his employment and, in the event Mr. Jenkins terminates the agreement prior to its termination date, for a period of 18 months thereafter and also in the event he terminates the agreement, from soliciting for employment any employee of the Company for a period of two years after termination.

         The Company has entered into two-year employment agreements terminating on January 31, 1998 with each of Danny Ray Thornton and Allen Neel, Vice-Presidents of the Company, pursuant to which they receive base compensation of $75,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter. In addition, the agreements provide for the grant to such employees of options to purchase 10,000 shares of the Company's Common Stock on each of the first three anniversary dates of the agreements, provided such persons continue to be employed by the Company, exercisable at a price equal to 50% of the mean between the highest and lowest price which the shares traded during the three months prior to the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1997 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group:


                                                                   PERCENTAGE OF
                                               NUMBER OF SHARES      OUTSTANDING
           NAME AND ADDRESS (1)(2)                   OWNED            SHARES(3)
  ------------------------------------------- ------------------  --------------

  William L. Jenkins                              310,000 (4)            13.6%

  John A. McNiff, Sr.                             183,940 (5)             8.2%
  Pangaea Investment Consultants, Ltd.
  48 Par-la-ville Road - Suite 213
  Hamilton, HM11, Bermuda

  Michael Brod                                        -0-                 ---
  180 East 88th Street - #8
  New York, New York  10128

  Pangaea Investment Consultants, Ltd. (6)        183,940 (7)             8.2%
  48 Par-la-ville Road - Suite 213
  Hamilton, HM11, Bermuda

  Morgan Devin Everett & Co. Ltd.                 179,250 (7)             8.1%
  c/o International Trust Company of
     Bermuda Ltd.
  Bermuda Commercial Bank Building
  44 Church Street
  Hamilton, HM12, Bermuda

  International Trust Company of                  167,812 (7)             8.4%
     Bermuda Ltd.
  Bermuda Commercial Bank Building
  44 Church Street
  Hamilton, HM12, Bermuda

  Mansfield Soderberg & Co., Ltd.                 127,638 (7)             7.5%
  Bermuda Commercial Bank Building
  44 Church Street
  Hamilton, HM12, Bermuda

  Danny Ray Thornton                                  666                  *

                                                                   PERCENTAGE OF
                                               NUMBER OF SHARES      OUTSTANDING
           NAME AND ADDRESS (1)(2)                   OWNED            SHARES(3)
  ------------------------------------------- ------------------  --------------
  Allen Neel                                          -0-                 -0-

  All Directors and Officers as a Group          494,606 (4)(5)          21.3%
     (5 persons including the above)

----------------------------

*        Less than 1%.

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 3748 Highway #45 North, Columbus, Mississippi 39701.

(3) The percentage of outstanding shares calculation is based upon 2,185,216 shares outstanding as of March 31, 1997, except as otherwise noted.

(4) Includes 100,000 shares issuable to Mr. Jenkins at an exercise price of $2.00 per share on exercise of a ten-year stock option.

(5) Includes 144,565 shares of Common Stock and warrants to purchase 39,375 shares of common stock held by Pangaea Investment Consultants, Ltd. over which Mr. McNiff may be deemed to share investment control. Mr. McNiff disclaims beneficial ownership of such securities.

(6)  Mr. McNiff is the President of Pangaea Investment Consultants, Ltd.

(7)  Includes 39,375 shares issuable on exercise of warrants at $2.00 per share.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company executed Reorganization Agreements with the holders of certain debentures of the Company on November 30, 1995 (the "1995 Reorganization Agreements"), including Pangaea Investment Consultants, Ltd., Morgan Devin Everett & Co. Ltd., International Trust Company of Bermuda Ltd. and Mansfield Soderberg & Co. Ltd. (the "Shareholder Group"), principal stockholders of the Company, pursuant to which such persons agreed to exchange the debentures held by them for shares of the Company's Common Stock In accordance with the terms of the agreements, through December 31, 1995, the Shareholder

Group exchanged an aggregate of $656,250 principal amount of debentures for an aggregate of 299,586 shares of Common Stock. Morgan Devin Everett & Co. Ltd., International Trust Company of Bermuda Ltd. and Mansfield Soderberg & Co. Ltd. continued to hold at December 31, 1995 an aggregate of $393,750 principal amount of debentures which were to be exchanged in the aggregate for an additional 225,414 shares of Common Stock and two new classes of Common Stock Purchase Warrants. Pursuant to the 1995 Reorganization Agreements, the first series of warrants (the "Class A Warrants") were to be exercisable at $3.00 per share for a period of four (4) years and the second series of warrants (the "Class B Warrants") were to be exercisable at prices increasing in annual increments over the first three (3) years after issuance from $3.00 per share to $5.00 per share and were to expire five (5) years after issuance. On September 20, 1996, the Company and the Shareholder Group, as well as certain other debtholders, amended the terms of the 1995 Reorganization Agreements to provide for the exchange of the $393,750 of debentures three members of the Shareholder Group continued to hold for an aggregate of 225,414 shares of Common Stock and also so as to provide that in lieu of the issuance of the Class A warrants to the Shareholder Group, an aggregate of 52,500 shares of Common Stock would be issued to the Shareholder Group and the exercise price of the Class B warrants would be reduced to $2.00 per share throughout the five-year term of such warrants. See "Item 1. Description of Business - Recent Debt Restructuring."

         In addition, pursuant to the 1995 Reorganization Agreements, two of the Company's current executive officers and a third person who is currently employed by the Company (herein such persons are collectively referred to as the "Employee Group") agreed to convert secured loans to the Company aggregating $297,131 into shares of the Company's Common Stock on the basis of one share of Common Stock for each $2 of indebtedness exchanged and sell their shares in accordance with the terms of the agreement. The Employee Group (listed below) exchanged the following amounts of indebtedness for the number of shares of Common Stock set forth:

                                     AMOUNT OF                  NUMBER OF SHARES
NAME                               INDEBTEDNESS                 OF COMMON STOCK
----                               ------------                 ---------------

Danny Ray Thornton                   $127,342                         63,671

Allen Neel                           $ 42,447                         21,223

Reese James                          $127,342                         63,671


The 1995 Reorganization Agreements contained the agreement of the members of the Employee Group to sell the shares they received through Monetary Advancement International, Inc.

("MAII") at a price of $2 per share during the twelve months following the closing under the 1995 Reorganization Agreements. In addition, the Employee Group and the Company entered into a supplemental agreement pursuant to which, among other things, the Company guaranteed that MAII or another purchaser would purchase the shares issued to them at a price of $2 per share during the twelve months following the closing. It was further agreed in the supplemental agreement that if the shares were not purchased within such twelve month period, the Employee Group would suffer damages which were stipulated to be $.71942 per share with maximum liquidated damages of $100,000. The Company collateralized its guarantee with a pledge of all its accounts receivable with the Company's liability limited to the first $100,000 of receivables collected. Subsequently, the Employee Group delivered certificates and stock powers for an aggregate of 148,565 shares to MAII to be sold in accordance with the terms of the 1995 Reorganization Agreements and the supplemental agreement. The Employee Group received payment from MAII for an aggregate of 26,234 shares and an aggregate of 122,331 shares were transferred by MAII into its name (and subsequently transferred into a street name) without paying for such shares. MAII has refused to either return or pay for such shares.

         The Employee Group has advised the Company that but for the Company's guarantee and the understanding that MAII would purchase all their shares at $2 per share within twelve months of the closing of the 1995 Reorganization Agreements they would not have agreed to convert their secured indebtedness into shares of the Company's Common Stock and that therefore the Company should reimburse them for the entire amount of their loss or an aggregate of $244,662. The Company believes that the Employee Group has meritorious claims against MAII to recover either the shares not paid for or their value. Inasmuch as the Employee Group, or the Company on their behalf, intends to pursue those claims, the Company has accrued no liability to the Employee Group for any portion of the claim on its financial statements for the year ended December 31, 1996.

         In October 1994, the Company entered into an agreement with William L. Jenkins, President of the Company, to lease 6,500 square feet of office space in a building owned by him. The Company leased these premises from Mr.Jenkins through October 1996 when he sold the building to a non-affiliated person who continues to lease the space to the Company at the same rental. See "Item 2. Properties." Before its termination, the lease with Mr. Jenkins called for monthly rental payments of $1,900. During 1996, the Company paid rentals of $19,000 to Mr. Jenkins pursuant to the lease. See Notes 4 and 7 of Notes to Consolidated Financial Statements.

         In March 1995, the Company received a letter from the District Director of the Internal Revenue Service (the "IRS") in which he formally notified the Company that the IRS had preliminarily calculated deficiencies of $35,057 and $541,727 in federal taxes for the years ended December 31, 1989 and December 31, 1990, respectively. The adjustments proposed by the IRS included the valuation of bonus stock compensation to William L. Jenkins, President of the Company, as well as certain other items. The Company agreed to pay whatever personal tax liability was determined to be owing by Mr. Jenkins related to the bonus stock resulting from an unfavorable resolution of the IRS' proposed adjustment. In June 1996, the Company settled this matter with the IRS on terms which, among other things, resulted in an additional tax liability to Mr. Jenkins in the amount of $98,524 for taxes, penalties and interest related to the bonus stock. The Company reimbursed Mr. Jenkins for this sum on January 23, 1997 and has agreed to further reimburse Mr. Jenkins for the tax liability resulting from this payment and any further tax reimbursement payments made to Mr. Jenkins in future years.

         During the year ended December 31, 1996, the Company issued 12,000 shares of Common Stock, valued at $15,000 to Pangaea Investment Consultants, Ltd. in reimbursement of expenses.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The Exhibits required by Regulation S-B are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-KSB as so indicated in such list.

         Exhibit           Designation
         -------           -----------

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

          4.2              14%  Debenture,  dated August 10, 1990,  issued to W.
                           Stewart Cahn, in the initial principal amount of $250,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           4.3 14% Debenture, dated September 18, 1990, issued to Lorin Silverman, in the initial principal amount of $100,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           4.4             14%  Debenture,  dated  September 6, 1990,  issued to
                           Martha Heyman, in the initial principal amount of $10,000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

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

         10.1 *            Employment  Agreement,   dated  September  18,  1996,
                           between William L. Jenkins and the Company.

         10.2 Accounts Receivable Factoring and Security Agreement, dated August 29, 1991, among Rhonda J. Jenkins, Reese James, Danny Ray Thornton, Lanelle A. Neel and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

         10.3 Reorganization Agreement, dated as of November 30, 1995, between the Company and Pangaea Investment Consultants, Ltd., and Mansfield Soderberg & Co., Ltd., William L. Jenkins, Reese James, Allen and Lanelle Neel, and Danny Ray Thornton, Henry Hoffman,
                           W. Stewart Cahn, Lorin Silverman, and B. and E. Deeds (incorporated by reference to the Current Report filed on Form 8-K on December 15, 1995, by the Company).

         10.4 Supplemental Agreement, dated as of November 30, 1995, between the Company and Reese James, Allen and Lanelle Neel, and Danny Ray Thornton.

         10.5 Security Agreement, dated as of December 21, 1995, between the Company and Rhonda J. Jenkins, Reese James, Danny Ray Thornton, and Lanelle A. Neel.

         10.6 Business Consulting Agreement, dated as of November 1, 1995, between the Company and Monetary Advancement International, Inc.

         10.7 ** Employment Agreement, dated January 31, 1997, between Danny Ray Thornton and the Company.

         10.8 ** Employment Agreement, dated January 31,1997, between Allen Neel and the Company.

         10.9 * Letter Agreement, dated September 20, 1996, between the Company and Morgan Devin Everett & Co. Ltd., and amendment thereto.

         10.10 *           Letter Agreement,  dated September 20, 1996,  between
                           the  Company  and  International   Trust  Company  of
                           Bermuda Ltd., and amendment thereto.

         10.11 * Letter Agreement, dated September 20, 1996, between the Company and Mansfield Soderberg & Co. Ltd., and amendment thereto.

         10.12 * Letter Agreement, dated September 20, 1996, between the Company and Pangaea Investment Consultants, Ltd., and amendment thereto.

         21                Subsidiaries.

                               NAME                   STATE OF INCORPORATION

                               Boone Wireline Co.             Alabama

         27                Financial Data Schedule.

------------------------

*        Filed herewith

**       To be filed by amendment.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated November 19, 1996 in response to Item 2 thereof reporting the DynaJet acquisition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 14, 1997


                                            BLACK WARRIOR WIRELINE CORP.



                                            By:  /s/ William L. Jenkins
                                                 -------------------------------
                                                 William L. Jenkins, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Capacity                            Date
---------                        --------                            ----



/s/ William L. Jenkins     President (Principal Executive,       April 14, 1997
------------------------   Financial and Accounting Officer)
William L. Jenkins         and Director



/s/ John A. McNiff, Sr.    Director                              April 14, 1997
------------------------
John A. McNiff, Sr.


/s/ Michael Brod           Director                              April 14, 1997
------------------------
Michael Brod

                          BLACK WARRIOR WIRELINE CORP.

                                AND SUBSIDARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

Report of Independent Accountants


The Stockholders and Board of Directors

Black Warrior Wireline Corp.
Columbus, Mississippi

We have audited the accompanying consolidated balance sheets of Black Warrior Wireline Corp. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Warrior Wireline Corp. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  COOPERS & LYBRAND L.L.P.


Birmingham, Alabama

March 21, 1997, except Note 19,
as to which the date is April 1, 1997

                 Black Warrior Wireline Corp. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995

                                                                                             1996             1995
                                                                                             ----             ----
ASSETS
Current assets:
     Cash and cash equivalents                                                         $    727,454     $    284,825
     Accounts receivable, less allowance for doubtful accounts of
       $136,959 and $130,115                                                               136,9306          830,384
     Inventories                                                                            183,467          185,813
     Prepaid expenses                                                                        53,424           31,917
     Federal income tax receivable                                                           14,636           80,432
     Deferred tax asset                                                                     138,071
     Other receivables                                                                                           178
                                                                                        ------------     ------------
          Total current assets                                                            2,486,358        1,413,549
Land and building, held for sale                                                            400,000
Property, plant, and equipment, less accumulated depreciation of $3,729,370
     and $3,311,919                                                                       2,194,591        1,306,126
Other assets                                                                                  5,420            5,405
Goodwill                                                                                    224,305
                                                                                        ------------     ------------
          Total assets                                                                 $  5,310,674     $  2,725,080
                                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                  $    808,832     $    821,254
     Accounts payable, related parties                                                       89,733
     Accrued salaries and vacation                                                           25,085           15,839
     Income taxes payable                                                                    52,548
     Accrued interest payable                                                                29,530        1,214,422
     Other accrued expenses                                                                 381,396          229,446
     Current maturities of notes payable to banks                                            18,272           60,225
     Mortgage notes payable, related party                                                  150,000
     Current maturities of long-term debt and capital lease obligations                     307,806        1,526,127
                                                                                        ------------     ------------
          Total current liabilities                                                       1,863,202        3,867,313
Deferred tax liability                                                                      214,355
Notes payable to banks, less current maturities                                              31,486            8,350
Mortgage notes payable, related party                                                       230,000
Long-term debt and capital lease obligations, less current maturities                       713,873          385,696
                                                                                        ------------     ------------
          Total liabilities                                                               3,052,916        4,261,359
                                                                                        ------------     ------------

Commitments and contingencies (Notes 7, 8, 15, 16, 17, and 19)

Common  stock,  par  value  $.0005  per  share,  50,000,000  shares  authorized,
     2,185,216 and 759,052 shares issued at December 31, 1996 and 1995,
     respectively                                                                             1,093              380
Additional paid-in capital                                                                5,133,087        3,375,702
Accumulated deficit                                                                      (2,293,029)      (4,328,968)
Treasury stock, at cost, 4,073 shares at 1996 and 1995respectively                         (583,393)        (583,393)
                                                                                        ------------     ------------
          Total stockholders' equity (deficit)                                            2,257,758       (1,536,279)
                                                                                        ------------     ------------
          Total liabilities and stockholders' equity (deficit)                         $  5,310,674     $  2,725,080
                                                                                        ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                 Black Warrior Wireline Corp. and Subsidiaries
                     Consolidated Statements of Operations
             for the years ended December 31, 1996, 1995, and 1994

                                                                          1996              1995             1994
                                                                          ----              ----             ----

Revenues                                                          $    7,582,021    $    6,179,218     $   6,074,200
Operating costs                                                        5,116,777         4,522,920         4,813,755
Selling, general, and administrative expenses                          1,302,994         1,187,900         1,283,991
Depreciation and amortization                                            574,400           690,601           820,743
                                                                   -------------     -------------     -------------

        Income (loss) from operations                                    587,850          (222,203)         (844,289)
Interest expense and amortization of debt discount                      (342,197)         (625,990)         (585,886)
Net gain on sale of fixed assets                                          76,645            65,450           201,933
Other income                                                              39,425            10,627             5,692
                                                                   -------------     -------------     -------------
        Income (loss) before benefit for income taxes
          and extraordinary gain                                         361,723          (772,116)       (1,222,550)
Benefit for income taxes                                                 (65,715)         (226,554)          (80,432)
                                                                   -------------     -------------     -------------

        Income (loss) before extraordinary gain                          427,438          (545,562)       (1,142,118)
Extraordinary gain on extinguishment of debt, net of income
     taxes of $-0- and $226,554 in 1996 and 1995,
     respectively (Note 7)                                             1,608,501           387,413
                                                                   -------------     -------------     -------------
        Net income (loss)                                         $    2,035,939    $     (158,149)     $ (1,142,118)
                                                                   =============     =============     =============
Income (loss) per average common share*:
     Income (loss) before extraordinary gain                      $         0.41    $        (6.14)     $     (17.30)
     Extraordinary gain, net of income taxes                                1.55              4.36
                                                                   -------------     -------------     -------------
     Net income (loss)                                            $         1.96    $        (1.78)     $     (17.30)
                                                                   =============     =============     =============
Average common and common equivalent shares outstanding*               1,040,192            88,905,           66,008
                                                                   =============     =============     =============


* 1994 loss per average common share and average common and common equivalent shares outstanding have been restated to reflect a 1 for 200 reverse stock split effected during 1995. See Note 10.


The accompanying notes are an integral part of these consolidated financial statements.

                 Black Warrior Wireline Corp. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficit)
             for the years ended December 31, 1996, 1995, and 1994


                                          Common Stock            Paid-In     Accumulated       Treasury Stock
                                       Shares      Par Value      Capital       Deficit       Shares        Cost
                                    ------------   ----------   -----------   -----------   -----------  -----------

Balance, December 31, 1993          $13,869,252    $   6,935    $41,955,345  $ (3,028,701)    $814,626    $ (583,393)
Shares issued in settlement of
     accrued liability                  300,000          150         37,350
Net loss for the year ended
     December 31, 1994                                                         (1,142,118)
                                     -----------    ---------    ----------    ----------    ----------   ----------
Balance, December 31, 1994           14,169,252        7,085      1,992,695    (4,170,819)      814,626     (583,393)
Effect of 1 for 200 reverse
     stock split                    (14,098,351)      (7,049)         7,049                    (810,553)
Conversion of notes payable and
     subordinated debentures
     to common stock                    648,151          324      1,295,978
Shares issued in consideration
     for consulting services             40,000           20         79,980
Net loss for the year ended
     December 31, 1995                                                          (158,149)
                                      ----------    ---------    ----------    ----------    ----------   ----------
Balance, December 31, 1995              759,052          380      3,375,702   (4,328,968)         4,073     (583,393)
Shares issued in private                600,000          300        643,080
     placement
Conversion of subordinated
     debentures to common stock
     and stock warrants                 814,164          407      1,099,311
Shares issued to related party in
     consideration for services
     performed                           12,000            6         14,994
Net income for the year ended
     December 31, 1996                                                         2,035,939
                                     -----------    ---------    ----------    ----------    ----------   ----------
Balance, December 31, 1996            2,185,216    $    1,093  $  5,133,087 $ (2,293,029)         4,073   $ (583,393)
                                     ===========    =========    ==========    ==========    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  Black Warrior Wireline Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995, and 1994

                                                                              1996            1995            1994
                                                                        -------------     ------------   ------------
Cash flows from operating activities:
     Net income (loss)                                                  $   2,035,939     $ (158,149)    $(1,142,118)
     Adjustments   to  reconcile  net  income  (loss)  to  net  cash
     provided by
        operating activities:
          Depreciation                                                        574,400        690,601         787,543
          Amortization                                                                                        33,200
          Amortization of deferred gain                                                                     (141,637)
          Allowance for doubtful accounts                                       6,844         12,575          26,286
          Net gain on disposition of assets                                   (76,645)       (65,450)        (60,296)
          Compensation, consulting, and management expenses paid
             by issuance of common stock                                       15,000         80,000
          Gain on extinguishment of debt                                   (1,608,501)      (613,967)
          Deferred tax benefit                                               (118,263)
          Benefit for income taxes                                                                           (80,432)
          Change in:
             Accounts receivable                                             (456,033)        32,052          57,341
             Inventories                                                        3,556         42,381         137,984
             Prepaid expenses                                                 (18,284)        41,838          11,870
             Other receivables                                                 65,974         20,257         (16,135)
             Other assets                                                         (15)        (1,563)            991
             Accounts payable and accrued liabilities                         347,490        528,643         613,080
                                                                          -----------     ------------    ------------
                  Cash provided by operating activities                       771,462        609,218         227,677
                                                                          -----------     ------------    -----------
Cash flows from investing activities:
     Acquisitions of property, plant, and equipment                         (468,354)       (299,306)       (104,818)
     Proceeds from sale of fixed assets                                       95,071         120,031          178,260
     Acquisition of business, net of cash acquired                          -256,783
                                                                         -----------     ------------    ------------
                  Cash (used in) provided by investing activities           (630,066)       (179,275)          73,442
                                                                         -----------     ------------    ------------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                                  41,959           56,561
     Proceeds from issuance of common stock, net                             643,382
     Principal payments on long-term debt, notes payable, and
        capital lease obligations                                           (342,149)       (227,530)        (378,043)
                                                                         -----------     ------------    ------------
                  Cash provided by (used in) financing activities            301,233        (185,571)        (321,482)
                                                                         -----------     ------------    ------------
                  Net   increase   (decrease)   in  cash   and  cash         442,629         244,372          (20,363)
                  equivalents
Cash and cash equivalents, beginning of year                                 284,825          40,453           60,816
                                                                         -----------     ------------    ------------

Cash and cash equivalents, end of year                                  $    727,454    $    284,825    $      40,453
                                                                         ===========     ============    ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                        $     74,746    $     78,392    $      59,444
                                                                         ===========     ============    ============
        Income taxes                                                    $         0     $          0    $           0
                                                                         ===========     ============    ============

Supplemental schedule of noncash investing and financing activities:
     Notes payable and subordinated debentures converted to common
        stock and stock warrants (Note 7)                               $   1,343,750     $1,296,302
     Principal forgiven                                                                       57,078
     Accrued interest forgiven (Note 7)                                     1,514,468        556,889
     Accrued interest converted to notes payable                                              52,962
     Shares issued in settlement of accrued liability                                                   $      37,500
     Acquisition of property,  plant,  and equipment  financed under capital
        leases and notes payable                                              796,930        371,846          361,244
     Vehicles  sold to  officer  for  reduction  in  notes  payable,                                            5,300
     related parties
     Accounts payable to legal counsel converted to notes payable                                              81,404
     Accrued salaries and loans converted to notes payable,  related                                          113,037
     parties
     Notes  payable  incurred  in  connection  with  acquisition  of          380,000
     business

The accompanying notes are an integral part of these consolidated financial statements.

                 Black Warrior Wireline Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


  1.   GENERAL INFORMATION

       Black Warrior Wireline Corp., a Delaware corporation, is an integrated oil and gas well servicing company which provides wireline, drilling, completion, and workover services primarily in the Black Warrior Basin of Alabama and Mississippi, the Permian Basin of Texas and New Mexico, and the Powder River Basin in the Rocky Mountain region.

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

       Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       Inventories - Inventories, which consist primarily of supplies used in well servicing activities, have useful lives of less than one year and are stated at the lower of cost (first-in, first-out method) or net realizable value.

       Land and building, held for sale - Land and building, held for sale are stated at the lower of cost or estimated net realizable value.

       Property, Plant, and Equipment - Property, plant, and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years.

       Long-Lived Assets - During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS 121, the Company will recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. There are no such impairments at December 31, 1996 and management does not anticipate any material future impact to the Company's financial statements as a result of this new pronouncement.

       Investment in Partnerships - The Company has a 50% ownership interest in two partnerships, Black Warrior Mideast Partnership (inactive) and Black Warrior Mideast Company (BWMC) (see Note 5). The investments are carried at cost and adjusted for equity in undistributed earnings or losses of the partnerships. The investment is not reduced below zero for losses because the underlying debt is nonrecourse. Equity income from the partnerships will not be recognized until the cumulative income exceeds the cumulative unrecognized losses.

       Goodwill - Goodwill is stated at cost and is being amortized on a straight-line basis over ten years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. If impairment was indicated by this analysis, measurement of the loss would be based on the fair market value of the business acquired. The Company considers external factors relating to the acquired business, including local market developments, regional and national trends, regulatory developments and other pertinent factors in making its assessment. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or its remaining life as of December 31, 1996.

       Income Taxes - The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets are recognized only to the extent of their anticipated realization.

       Stock-Based Compensation - In 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation plans. In accordance with the provisions of SFAS No. 123, the Company has chosen to continue to apply the accounting provisions of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, to its stock-based employee compensation arrangements. Implementing the disclosure provisions of SFAS No. 123, which supercede the disclosure requirements of APB No. 25, did not have any material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 16).

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

       Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

       This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 is not anticipated to have a material effect on the Company's earnings per share data as previously presented.

       Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

  3.   ACQUISITION

       On November 20, 1996, the Company acquired substantially all of the assets of Dyna Jet, Inc. (Dyna Jet), a privately owned Wyoming corporation. Dyna Jet is engaged in the wireline and oil and gas well service business in Gillette, Wyoming.

       For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, Dyna Jet's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $758,000, consisting of approximately $288,000 in cash, funded by a portion of the proceeds from the issuance of common stock pursuant to a private placement (see Note
       10) and $470,000 in promissory notes and payables. The aggregate purchase price has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over assets acquired, goodwill, approximated $224,000 and is being amortized over ten years.

       The following table presents unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, as if the acquisition and private placement of common stock (see Note 10) had occurred at the beginning of the years presented. The pro forma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition and private placement had occurred at the beginning of the years presented.

                                                                                              1996              1995
                                                                                              ----              ----
                Revenues                                                               $    8,001,537     $   6,689,778
                                                                                        -------------     -------------
                Income (loss) before extraordinary gain                                $      275,880     $    (803,184)
                                                                                        -------------     -------------
                Net income (loss)                                                      $    1,884,381     $    (415,771)
                                                                                        -------------     -------------
                Income (loss) per common share:
                  Income (loss) before extraordinary gain                              $         0.18     $       (1.16)
                  Extraordinary gain                                                             1.04              0.56
                                                                                        -------------     -------------
                     Net income (loss) per common share                                $         1.22     $       (0.60)
                                                                                        =============     =============


       The unaudited pro forma results include the historical accounts of the Company, and historical accounts of the acquired business and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the elimination of interest expense on a note payable to the former stockholder of Dyna Jet which was repaid prior to closing, the reduction of depreciation expense to reflect the sale of certain nonoperating assets to the former owner of Dyna Jet, and the increase of depreciation expense as a result of purchase price adjustments.

  4.   RELATED PARTY TRANSACTIONS

       During 1996, a member of the Company's Board of Directors served as a consultant to the Company on various aspects of the Company's business and strategic issues. The Company compensated the director by issuing 12,000 shares of common stock. This issuance resulted in the recognition of $15,000 of expense for the year ended December 31, 1996, with a corresponding increase to common stock and additional paid in capital.

       At December 31, 1996, the Company has a note payable of $380,000 and an accounts payable of $89,733 to the former owner of Dyna Jet, now an employee of the Company. These payables are collateralized by the land and building held for sale and accounts receivable acquired in the acquisition of Dyna Jet.

       The Company had an outstanding balance of $289,293 included in notes payable, related parties, at December 31, 1994 and accrued interest payable of $2,497 at December 31, 1994 relating to a financing agreement with RABAD, a partnership comprised of officers and spouses of officers of the Company, whereby RABAD advanced funds to the Company for operations. These advances were collateralized by accounts receivable and bore interest at a rate of prime plus 2%. Interest expense recognized on these advances for 1995 and 1994 was $20,954 and $27,353, respectively. On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advances totaling $297,131 (see Note
       7).

       The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 to the president of the Company and his spouse. Interest expense recognized on the notes payable for 1995 and 1994 was $28,611 and $31,491, respectively. On December 20, 1995, the president of the Company and his spouse accepted 200,000 shares of the Company's common stock in full satisfaction of the outstanding balance of notes payable totaling $400,000 (see Note 7).

       During 1994, the Company sold two vehicles with a net book value of $7,500 to the president of the Company in exchange for a $5,300 reduction in notes payable due him.

       During October 1994, the Company began leasing office space from the president of the Company. The Company leased this office space from the president of the Company through October 1996 when he sold the building to a non-affiliated person who continues to lease the space to the Company at the same rental. The total amount paid to the president during the years ended December 31, 1996, 1995, and 1994 was $17,264, $22,262,
       and $3,200, respectively.

       See Note 9 for a description of the sale of fixed assets to BWMC.

       See Note 10 for common stock transactions with related parties.

  5.   INVESTMENT IN BLACK WARRIOR MIDEAST COMPANY

       BWMC ceased operations during the year ended December 31, 1993, and the Company anticipates dissolving the partnership when BWMC's obligations have been settled. The anticipated dissolution has no impact on the Company's consolidated financial statements since substantially all of the liabilities of the partnership are non-recourse. BWMC's non-current assets consist primarily of drilling and other operating equipment. The equipment is in the possession of the Company's Middle East agent, which has impaired BWMC's ability to remove the equipment from the Middle East.

       As described in Note 2, the Company has reported the investment in BWMC using the equity method. However, since substantially all of BWMC's liabilities are non-recourse to the Company, losses are not recognized which would reduce the Company's investment basis below zero. Financial information for the years ended December 31, 1996, 1995, and 1994 is not available. Therefore, no impact of the investment in BWMC is included in the accompanying consolidated balance sheets, statement of operations, or cash flows of the Company.

  6.   PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment includes the following at December 31, 1996 and 1995:
                                                 1996              1995
                                                 ----              ----
Vehicles                                    $    2,913,175    $     2,078,292
Drilling rigs and related equipment                322,109            312,231
Operating equipment                              2,401,397          1,989,420
Office equipment                                   287,280            238,102
                                             --------------    --------------
                                                 5,923,961          4,618,045
Less accumulated depreciation                    3,729,370          3,311,919
                                             --------------    --------------
Net property, plant, and equipment          $    2,194,591    $     1,306,126
                                             ==============    ==============

       The Company had equipment with a net book value of $67,942 and $58,803 at December 31, 1996 and 1995, respectively, that is not being used in operations but is being maintained for future service.

                                                                                            1996               1995

          Drilling rigs and related equipment                                       $      158,909
          Vehicles                                                                          55,122     $       15,600
          Operating equipment                                                                4,814             28,834
          Office equipment                                                                                      9,955
                                                                                     --------------     -------------
                                                                                           218,845             54,389
          Less accumulated depreciation                                                     34,432             43,434
                                                                                     --------------     -------------

               Net equipment under capital lease                                    $      184,413     $       10,955
                                                                                     ==============     =============


  7.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                                                          1996              1995
          Note payable to Trustmark  National  Bank,  interest and principal due
          January  1997,  interest at prime as reported  by  Trustmark  National
          Bank,  collateralized  by three vehicles and equipment with a net book value of $5,178 at December 31, 1996.  Prime rate at December 31, 1996 was 8.25%.


                                                                                      $   2,429         $  28,829

          Note payable to Trustmark  National Bank,  monthly  payments of $1,733
          required   through   August   1996,   including   interest   at   8.8%
          collateralized  by a vehicle  and  equipment  with a net book value of
          $26,813 at December 31, 1995.

                                                                                                           13,477

          Note payable to Trustmark  National Bank,  monthly  payments of $1,502 required through April 1997, including interest at 9.5%.
                                                                                          5,921            22,488

          Note payable to Trustmark National Bank, monthly payments of $717 through June 1996 including interest at prime as reported by Trustmark
          National Bank, collateralized by equipment with a net book value of $11,273 at December 31, 1995. Prime rate at December 31, 1995 was
          8.5%.


                                                                                                            3,781

          Note payable to Trustmark National Bank, monthly payments of $578 required through November 2000, including interest fixed at 8%, collateralized by a vehicle with a net book value of $22,665 at December 31, 1996.

                                                                                         23,231

          Note  payable to Trustmark  National  Bank,  monthly  payments of $503
          required  through  June  2000,   including  interest  fixed  at  8.5%,
          collateralized  by a  vehicle  with a net  book  value of  $21,657  at
          December 31, 1996.


                                                                                         18,177
                                                                                     -------------     -------------
                                                                                         49,758            68,575
               Current portion of notes payable to banks                                (18,272)          (60,225)
                                                                                     -------------     -------------

               Total notes payable to banks                                           $  31,486         $   8,350
                                                                                     =============     =============

                                                                                              1996             1995
                                                                                              ----             ----
          Installment  notes  payable,  monthly  payments  required  in  varying amounts through December 2001,  interest at rates ranging from 7.4% to
          13.24%, collateralized by vehicles and equipment with a net book value of $899,587 at December 31, 1996.

                                                                                      $      834,380     $      510,929

          Capitalized leases, monthly payments required in varying amounts through June 2000, interest at rates ranging from 6.25% to 16%, collateralized by vehicles and equipment with a net book value of $184,413 at December 31, 1996.

                                                                                             170,895             8,240

          Note  payable to Haskell,  Slaughter,  Young & Johnston,  Professional
          Association,   monthly  principal  payments  of  $2,500  plus  accrued
          interest  required  through August 1997,  interest at prime plus 1% as reported by First Alabama Bank, collateralized by $34,481 in inventory and  miscellaneous  equipment  with an  approximate  net book value of
          $23,938 at December  31,  1996.  Prime rate at  December  31, 1996 was
          8.25%.

                                                                                              16,404            48,904

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

                                                                                                              443,750
                                                                                       -------------    -------------
                                                                                           1,021,679        1,911,823
               Current portion of long-term debt                                            (307,806)      (1,526,127)
                                                                                       -------------    -------------

               Total long-term debt and capital lease obligations                     $      713,873    $     385,696
                                                                                       =============    =============

          Mortgage note payable to former owner of Dyna Jet, Inc., due and payable upon the earlier of sale of mortgaged property by the Company or one year from November 1996, including interest at 8% per annum.

                                                                                      $      150,000

          Mortgage note payable to former owner of Dyna Jet, Inc. due and payable at earlier of six years from November 1996 or sale of mortgaged property by the Company with interest at the rate of the lesser of $1,500 per month or 8% per annum on unpaid balance.

                                                                                             230,000
                                                                                       -------------
               Total mortgage notes payable, related party                            $      380,000
                                                                                       =============

       The two mortgage notes totaling $380,000, payable to the former owner of Dyna Jet, are collateralized by the land and building held for sale.

       During September and October 1996, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted the remaining portion of the 13% convertible subordinated debentures and all of the 14% subordinated debentures to common stock and warrants to purchase common stock. In conjunction with the conversion, accrued interest was forgiven by the debt holders, resulting in recognition of an extraordinary gain on extinguishment of debt of $1,608,501, net of income taxes of $-0- (see Note 12).

       On November 30, 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted a portion of the 13% convertible subordinated debentures and the notes payable to related parties to common stock and warrants to purchase common stock. In conjunction with the conversion, accrued interest and certain debt were forgiven by the debt holders, resulting in the recognition of an extraordinary gain on extinguishment of debt of $387,413, net of income taxes of $226,554. The following is a summary of the debt and accrued interest conversion and extinguishment:


                                                                            1995
                                               ----------------------------------------------------------------
                                                                                        Shares
                                                                                          of          Accrued
                                               Principal     Principal                  Common        Interest
                                               Converted     Forgiven      Total        Stock         Forgiven
                                               ----------    ----------   ----------   ----------    ----------

 13% Convertible subordinated debentures       $  599,172     $   57,078    $  656,250   299,586     $  535,344

 Notes  payable  to  the  president  of the
 Company and his spouse                           400,000                      400,000   200,000         21,545

 Notes payable to RABAD                           297,130                      297,130   148,565
                                                ---------     ----------   -----------  --------     -----------

                                               $ 1296,302     $   57,078   $ 1,353,380   648,151     $  556,889
                                                =========     ==========   ===========  ========     ===========

                                                                      1996
                                  -----------------------------------------------------------------------------
                                                                                                      Warrants
                                                                                                         to
                                                                            Shares      Shares        Purchase
                                                                              of           of         Accrued
                                  Principal     Principal                   Common       Common       Interest
                                  Converted     Forgiven      Total         Stock        Stock        Forgiven
                                  ----------   ----------   ----------    ----------   ----------    ----------
 13% Convertible
 subordinated
    debentures                    $  443,750                $  443,750       305,414      165,000     $  512,868

 14% subordinated                    900,000                   900,000       508,750      138,750      1,001,600
 debentures debentures
                                   ---------    ---------   ----------     ---------   ----------     ---------

                                  $1,343,750    $       0   $1,343,750       814,164      303,750     $1,514,468
                                   =========    =========   ==========     =========   ==========     =========


       The Company guaranteed that RABAD would be able to sell its common stock received in the 1995 conversion for $2 per share within one year of this conversion. This agreement is collateralized by $100,000 of the Company's accounts receivable. The collateral will be utilized to cover any deficiencies between the actual selling price and the guaranteed price of $2 per share, limited to a maximum deficiency guaranteed of $100,000. RABAD engaged Monetary Advancement International, Inc. (MAII) to sell the shares received in this conversion. Due to a dispute with the Company that is more fully described in Note 17, MAII has refused to pay RABAD or return any unsold shares. As stated in Note 17, the Company intends to vigorously defend itself against any claims asserted by MAII and does not believe the aforementioned guarantee will result in any liability to the Company as RABAD has meritorious claims against MAII. Consequently, no provision for loss has been made in the Company's consolidated financial statements because management believes this contingency will be resolved without any payment of the guarantee by the Company.

       At December 31, 1995, the Company was in default of its 14% subordinated debenture and 13% convertible subordinated debenture agreements due to its failure to make scheduled principal and interest payments. Debenture holders representing $800,000 of the 14% subordinated debentures outstanding at December 31, 1995 had notified the Company of default and requested immediate payment of the entire outstanding balance. In accordance with the default provisions in the 14% subordinated debenture and 13% convertible subordinated debenture agreements, the stated interest rate was increased to 2% per month effective November 30, 1991 and June 30, 1992, respectively.

       In addition, the Company was in violation of several other covenants related to the 14% and 13% convertible subordinated debenture agreements, including, but not limited to, timely payment of taxes and compliance with provisions and terms of all material agreements and commitments. Although the 14% debenture holders and the remaining 13% debenture holders had not notified the Company regarding acceleration of payment, the debenture holders had the right to require immediate payment. Accordingly, the entire balances of the debentures were classified as current liabilities.

       Under the covenants of the debenture agreements, the Company was prohibited from declaring or paying any dividends to shareholders as long as the debentures were in default.

       The 13% convertible subordinated debentures were originally convertible into shares of common stock of the Company with the number of shares issuable upon conversion being determined by dividing the principal amount of the debentures to be converted by the conversion price in effect on the conversion date. Giving effect to the 1 for 200 reverse stock split, the debentures were convertible into 2,500 shares of common stock at the price per share of $440 at December 31, 1995 based on the conversion feature as defined in the debenture agreement.

       As noted previously, all of the 14% and 13% debenture holders negotiated the conversion of principal to common stock at a price of $2 per share subsequent to the effective date of the 1-for-200 reverse stock split, during the years ended December 31, 1996 and 1995.

       At December 31, 1996, aggregate maturities of notes payable and long-term debt and future minimum lease payments under capital leases are as follows:

                                        Capital           Other
                                        Leases            Debt                   Total
                                        ---------------   ---------------   ---------------
 1997                                   $       55,312    $      431,852    $      487,164
 1998                                           56,179           256,261           312,440
 1999                                           55,904           234,465           290,369
 2000                                           27,520           122,056           149,576
 2001                                                              5,908             5,908
 Thereafter                                                      230,000           230,000
                                        ---------------   ---------------   ---------------
                                               194,915         1,280,542         1,475,457
 Less amounts representing interest             24,020                              24,020
                                        ---------------   ---------------   ---------------

                                        $      170,895    $    1,280,542    $    1,451,437
                                        ===============   ===============   ===============


  8.   Commitments

       The Company leases land and office space under various operating leases. The leases generally are for terms of five years and do not contain purchase options. Rent expense was approximately $202,333, $173,000, and $142,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

       The future minimum lease payments required under noncancelable operating leases with initial or remaining terms of one or more years at December 31, 1996 were as follows:

             1997                $     119,400
             1998                      119,400
             1999                      119,400
             2000                      112,200
             2001                       59,050
                                 ---------------

                                 $     529,450
                                 ===============

  9.   Deferred Gain

       During November 1991, the Company sold drilling equipment with a net book value of approximately $394,000 to BWMC for $1,250,000. The Company included $427,800 of the gain in 1991 income and recorded $427,800 as a deferred gain to be amortized into income over the estimated remaining useful life of the drilling equipment of approximately four years. The Company recognized income of approximately $142,000 from amortization of the deferred gain during the year ended December 31, 1994. The amortization is included in gain on sale of fixed assets. The deferred gain was fully amortized at December 31, 1994.

 10.   Common Stock Transactions

       On September 18, 1996, the Company offered 800,000 shares of the Company's common stock, in 20 units of 40,000 shares each, at an offering price of $1.25 per share, pursuant to a private placement memorandum. Of the 800,000 shares offered, 600,000 shares were sold by the Company's placement agent, and the Company received net proceeds (after deducting issuance costs) of $643,382. Approximately $288,000 in proceeds from the offering was used to acquire Dyna Jet, Inc. and the remainder of the proceeds will be used for possible future acquisitions and other general corporate purposes. Options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.50 per share were issued to the Company's placement agent, as additional compensation for services rendered. The options are exercisable for a period of five years from the date of the private placement. None of the options had been exercised at December 31, 1996.

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

                                                                                                 Amount
 Month of            Month of                                         Recorded      Amount       to
 Board               Issuance/                                        Number        Per          Stockholders'
 Approval            Purchase                Description              of Shares     Share        Equity
 --------------      -------------     ---------------------------    ----------    --------     -----------
 January 1994        January 1994      Issued      to      settle
                                         litigation                        1,500     $ 37.00      $    37,500

 November 1995         December        Issued to debt holders in
                         1995            satisfaction   of  notes
                                         payable
                                         subordinated debentures         648,151        2.00        1,296,302

 November 1995         December        Issued in satisfaction of
                         1995            consulting fees                  40,000        2.00           80,000

 October 1996        October 1996      Issuance  to debt  holders in
                                         Issuance to satisfaction
                                         of subordinated
                                         debentures                      689,375        1.25          861,719

 October 1996          November        Issuance  to debt  holders
                         1996            in satisfaction of
                                         subordinated debentures          96,250        1.25          120,312

 December 1996         December        Issued  to  related  party
                         1996            in Issued in  satisfaction
                                         of satisfaction of
                                         consulting fees                  12,000        1.25           15,000

 October 1996          December        Issuance  to debt  holders
                         1996            in satisfaction of
                                         subordinated debentures          28,539        1.25           35,674

 11.   Stock Warrants

       During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt (see Note 7). The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. The warrants expire on September 30, 2001 and may be redeemed, at the option of the Company, at the price of $.50 per warrant, provided that the bid price of common stock has exceeded $5 per share ending on the trading day prior to the date on which the notice of redemption is given.

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

 12.   Income Taxes

       The provision (benefit) for income taxes consists of the following for the years ended December 31, 1996, 1995, and 1994:

                                 1996              1995              1994
                           --------------    --------------    --------------
Federal:
   Current                 $      39,841     $    (20,5065)    $     (80,432)
   Deferred                     (112,096)                0                 0
                           --------------    --------------    --------------
                                 (72,255)         (20,5065)          (80,432)
                           --------------    --------------    --------------
State:
   Current                        12,706           (21,489)                0
   Deferred                       (6,166)                0                 0
                           --------------    --------------    --------------
                                   6,540           (21,489)                0
                           --------------    --------------    --------------
     Total                 $     (65,715)    $    (226,554)    $     (80,432)
                           ==============    ==============    ==============

       In 1996 no provision or benefit has been allocated to the extraordinary item since the taxable income generated by it consumed a large portion of the Company's net operating loss carryforwards. These carryforwards were totally offset by a valuation allowance in the prior year and this utilization in the current year reduced expense related to the extraordinary item to zero.

       The current federal and state tax benefits in 1995 result from the utilization of the net operating losses generated in 1995 to offset the income tax expense associated with the extraordinary gain on extinguishment of debt described in Note 7.

       The current federal tax benefit in 1994 results from the utilization of net operating losses generated in 1994 to recover taxes previously paid.

       The benefit for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to income (loss) before benefit for income taxes and extraordinary gain, as follows:

                                                                1996             1995              1994
                                                           -------------    -------------    --------------
Provision (benefit) at federal statutory rate              $    12,2986      $   (262,520)     $   (415,667)
Nondeductible tax penalties                                      27,669                              22,941
(Decrease) increase in valuation allowance                     (230,828)           35,966           312,294
Other                                                            14,458
                                                            ------------     ------------     -------------
     Benefit for federal income taxes                      $    (65,715)     $   (226,554)     $    (80,432)
                                                            ============     ============     =============

       At December 31, 1996, the Company has available loss carryforwards of approximately $1,080,000 for federal tax purposes that expire at various dates through 2010. Additionally, the Company has state net operating loss carryforwards of $1,462,000 which expire at various dates to 2010.

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

                                                                    1996              1995
                                                               -------------     -------------
Gross deferred tax assets:
   Allowance for doubtful accounts receivable                 $       51,086     $     35,243
   Accrued bonuses and other                                          86,985              397
   Operating loss carryforwards                                      402,753        1,126,930
   Alternative minimum tax credit carryforwards                       39,842
                                                               -------------     -------------
     Gross deferred tax asset                                        580,666        1,162,570
                                                               -------------     -------------
Gross deferred tax liabilities:
   Depreciation                                                     (656,950)        (389,130)
                                                               -------------     -------------
     Gross deferred tax liability                                   (656,950)        (389,130)
                                                               -------------     -------------
     Net deferred tax asset (liability)                              (76,284)         773,440
Less:  valuation allowance                                                           (773,440)
                                                               -------------     -------------
     Net deferred tax asset (liability)                       $      (76,284)     $         0
                                                               =============     =============

       The net change in the valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $773,440 and an increase of $35,966, respectively. The net decrease in the valuation allowance in the current year primarily relates to the utilization of net operating loss carryforwards and origination and reversal of other temporary differences. The net increase in the valuation allowance for the year ended December 31, 1995 was primarily attributable to an increase in net operating loss carryforwards and the reversal and origination of temporary differences.

       The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1996, the Company has recorded in its consolidated balance sheet a net deferred tax liability as future taxable amounts exceed future deductible amounts. Consequently, no valuation allowance has been recorded at December 31, 1996. At December 31, 1995, a valuation allowance was established for the entire net deferred tax asset due to substantial doubt as to its realizability.

 13.   Earnings (Loss) Per Share

       Earnings (loss) per share has been computed based on the weighted average number of shares of common stock actually outstanding and common stock equivalents, which include shares issuable upon exercise of stock warrants. For 1996, 1995, and 1994 stock warrants and convertible debentures have been excluded from the earnings (loss) per share calculation since they are anti-dilutive. Treasury shares and an additional 547 shares surrendered to the Company have also been excluded from the 1996, 1995, and 1994 earnings (loss) per share computations. All 1994 share and per share amounts have been restated to retroactively reflect the 1-for-200 reverse stock split.

 14.   Major Customers

       Most of the Company's business activity is with customers engaged in drilling and operating natural gas wells primarily in the Black Warrior Basin in Alabama and Mississippi, the Permian Basin in Texas, and the Powder River Basin in the Rocky Mountain region. Substantially all of the Company's accounts receivable at December 31, 1996 and 1995 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

       The Company earned revenues in excess of 10% of its total revenues from the following customers for the years ended December 31, 1996, 1995, and 1994, as follows:

                                                             1996              1995              1994
                                                        --------------    --------------    --------------
Taurus Exploration, Inc.                                $   1,916,074    $   1,921,808      $  1,940,710
Parker and Parsley Development Company                      1,793,411          772,383           655,447
Becfield Drilling Company                                   1,120,898        1,114,473

 15.   Employment Agreements

       On September 30, 1996, the Company entered into an employment agreement with its president, which expires on September 30, 1999, calling for a base salary of $110,000 per annum, to be adjusted for inflation for each of the two years ending September 30, 1998 and 1999. In addition, the agreement gives the president the option to purchase 100,000 shares of the Company's common stock. The options are exercisable for a period of ten years from the date of this agreement at an exercise price of $2 per share. Also, provided the Company's operating results equal or exceed 85% of the benchmark operating results agreed to between the Company and the president, the president shall be granted, as of the last day of the fiscal year as to which such benchmark operating results related, an option to purchase an additional 50,000 shares of the Company's common stock. Such options shall be exercisable for a period of ten years at a price equal to the closing bid price of the Company's common stock on the last business day of such fiscal year.

       The Company paid the president a discretionary bonus of $375,000 through the issuance of 600,000 shares of common stock valued at $0.625 per share for the year ended December 31, 1991 and agreed to pay the president's tax liability related to the bonus. The Company had a remaining accrual of approximately $98,500 at December 31, 1996 relating to the payment of the president's tax liability.

       The Company has two-year employment agreements with two vice presidents of the Company, which expire on February 1, 1998, calling for base salaries of $6,250 per month, to be adjusted annually for inflation. In addition, if they remain employed pursuant to the employment agreements, the agreements give the two vice presidents the option for each to purchase 10,000 shares of the Company's common stock on each of the first three anniversary dates of the agreement. The purchase price of the common stock under the options, which is fixed on the date each option is granted, will be 50% of the mean between the highest and lowest price per share for transactions in common stock during the three months prior to the dates the options are granted. The options are exercisable for a period of 15 years from the date of this agreement, or a period of one year from the date the employees cease to be employed, if sooner.

 16.   Stock Options
       Pursuant to employment  contracts  with certain key  employees  (see Note
       15), the Company has issued options to purchase 160,000 shares of the Company's common stock. Additionally, options to purchase 80,000 shares of the Company's common stock have been issued to the Company's placement agent in connection with the private placement (see Note 10). Pertinent information regarding stock options are as follows:

                                                                                      Weighted
                                                                                       Average
                                                   Number of         Range of  fff     Exercise                 Vesting
                                                   Options        Exercise Prices       Price                  Provisions
                                                   -----------    ----------------    ---------   ----------------------------------
Options outstanding, December 31, 1993                   2,000     $3.75 - 22.27         $10.24    33.3%/yr.

Options granted                                          5,500     $3.47 -  6.25          $4.29    1,250 in 1994;
                                                   -----------    ---------------      ---------   ---------------------------------
Options outstanding, December 31, 1994 and 1995          7,500     $3.46 - 22.27          $7.24    1,750 in 1995; and 2,500 in 1996.
                                                   -----------    ---------------      ---------   ---------------------------------
Options canceled                                        (7,500)    $3.46 - 22.27         $7.24

Options granted                                         60,000     $1.66                 $1.66    33.3%/yr.

Options granted                                        180,000     $1.50 -  2.00         $1.78    immediate
                                                   -----------    ---------------      ---------  ----------------------------------
Options outstanding, December 31, 1996                 240,000     $1.50 -  2.00         $1.75
                                                   ===========    ===============      =========

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1996:

                    Options Outstanding                         Options Exercisable
                    ---------------------------------------     -----------------------
                    Weighted       Average        Weighted                     Weighted
Range of            Number         Remaining      Average       Number         Average
Exercise            Outstanding    Contractual    Exercise      Exercisable    Exercise
  Prices            12/31/96       Life           Price         12/31/96       Price
----------          -----------     ----------     ---------     ----------     --------
$1.66                   60,000          14.08         $1.66             0
$2.00                  100,000           9.75         $2.00        100,000        $2.00
$1.50                   80,000           4.75         $1.50         80,000        $1.50
                    -----------     ----------     ----------    ----------     ---------
                       240,000           9.17         $1.75        180,000        $1.77
                    ===========     ==========     =========     ==========     ========

       At December 31, 1996, the Company has stock options outstanding under the aforementioned compensation agreements. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its fixed stock options to the president, as they were issued at fair market value or above. Compensation expense of $43,885 has been recognized for options granted to the two vice presidents, as such options were granted at below fair market value. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                                 1996
                                                           ---------------
Net income - as reported                                   $     2,035,939
Net income - pro forma                                     $     2,006,094
Earnings per share - as reported                           $          1.96
Earnings per share - pro forma                             $          1.93

       The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest immediately and additional awards are made each year.

       The fair value of each option  grant is estimated on the grant date using
       the    Black-Scholes    option-pricing    model   with   the    following
       weighted-average assumptions.

                                                               1996
                                                           -------------
Dividend yield                                                    0%
Expected life (years)                                             3
Expected volatility                                              70%
Risk-free interest rate                                        6.46%

 17.   Contingencies

       On November 1, 1995, the Company entered into a Business Consulting Agreement with MAII pursuant to which MAII was to provide certain services, including, among others, providing assistance in preparing and distributing press releases for a period of six months with an option for renewal and in equity raising transactions through the private placement of common stock and the restructuring of the Company's indebtedness. The Agreement stated that the compensation for these services was to be 200,000 shares of freely traded common stock of the Company with 40,000 shares due upon execution of the Agreement and the balance due during the term of the Agreement as needed by MAII. It was agreed that MAII's services would not include any services that constituted the rendering of legal opinions or that were within the ordinary purview of a certified public accountant or an NASD registered broker/dealer. The Company issued the 40,000 shares to MAII and has taken the position that the Agreement has expired and no further compensation is due and owing, that MAII failed to perform in accordance with the Agreement and that the intent of the Agreement and understanding of the parties was that the 160,000 shares would only be issued in conjunction with a private sale of the Company's securities. On September 24, 1996, MAII demanded that the Company issue the 160,000 shares to it which the Company refuses to do. Management of the Company believes that is has substantial and meritorious defenses to the claim asserted by MAII, intends to defend itself vigorously in any litigation instituted by MAII and intends to assert counterclaims against MAII for the return of the 40,000 shares or their value and for other damages. Although MAII has asserted the claim, no litigation or arbitration proceeding has been commenced against the Company. Management of the Company believes that it will not incur any material liability to MAII in connection with this claim nor will the claim have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In addition, the Company is reviewing the advisability of it instituting litigation or an arbitration proceeding against MAII. There can be no assurance that the Company will be successful in an action that may be instituted against the Company by MAII or that the Company will be successful in any action it may institute against MAII.

       The Company also is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

 18.   Fair Value of Financial Instruments

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

       Long-term Debt - The fair value is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount and fair value of long-term debt was $975,359 and $870,359, respectively, at December 31, 1996, and $394,046 and $367,694, respectively, at December 31, 1995.

 19.   Subsequent Events

       On January 28, 1997, the Company entered into an agreement to acquire the outstanding stock of Production Well Service Co., Inc., a Mississippi based integrated oil and gas well servicing company, for approximately $540,000 in cash and 100,000 options to purchase shares of the Company's common stock. The transaction is contingent upon, among other things, satisfactory due diligence of all parties and the Company's ability to obtain adequate financing to complete the transaction.

       In addition, on April 1, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Petro-Log, Inc., a Wyoming based integrated oil and gas well servicing company, for approximately $2,250,000. The transaction is contingent upon, among other things, satisfactory due diligence of all parties and the Company's ability to obtain adequate financing to complete the transaction.

                                  EXHIBITS TO

                          BLACK WARRIOR WIRELINE CORP.

                              REPORT ON FORM 10-KSB