Form 10QSB
period 1997-03-31
BLACK WARRIOR WIRELINE CORP
filed 1997-05-15
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [  ]    Quarterly  Report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 1997; or

 [  ]    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from ___________________ to _______________________.

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                       11-2904094
----------------------------------               ---------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

 3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI               39701
 -------------------------------------------------------------------------------
   (Address of Principal Executive Offices)               (Zip Code)

                                 (601) 329-1047
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Issuer was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X        NO

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                                Outstanding at
                                                              May 13, 1997
-----------------------                              ---------------------------
COMMON STOCK, PAR VALUE                                     2,185,216 SHARES
  $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                               YES           NO    X

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I -- FINANCIAL INFORMATION
                                                                        Page
                                                                     ----------


Item 1            Financial Statements

                  Consolidated Balance Sheets -- March 31, 1997
                  and December 31, 1996                                  3

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1997 and
                  March 31,1996                                          4

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1997 and
                  March 31, 1996                                         5

                  Notes to Financial Statements --
                  Three Months Ended March 31, 1997 and
                  March 31, 1996                                         6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7

PART II -- OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                      10

PART I -- FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31      DECEMBER 31
                                                                                    1997           1996
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                      $   725,344    $   727,454
Accounts receivable, less allowance for
   doubtful accounts of $136,959 and $136,959
   at March 31, 1997 and December 31, 1996,
   respectively                                                                  1,159,735      1,369,306
Inventories                                                                        218,887        183,467
Prepaid expenses                                                                    64,680         53,424
Deferred tax asset                                                                 138,071        138,071
Federal income tax receivable                                                            0         14,636
Other receivables                                                                        0              0
                                                                               -----------    -----------
                  Total current assets                                           2,306,717      2,486,358

Land and Building, held for sale                                                   400,000        400,000
Property, plant & equipment, less accumulated
         depreciation of $3,855,110 and $3,729,370 at
         March 31, 1997 and December 31, 1996,
         respectively                                                            2,589,181      2,194,591
Goodwill, less amortization of $2,243 at March 31, 1997                            222,061        224,305
Other assets                                                                         5,420          5,420
                                                                               -----------    -----------
                  Total assets                                                 $ 5,523,379    $ 5,310,674
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                                      $   934,213    $   808,832
         Accounts payable, related party                                             6,090         89,733
         Accrued salaries and vacation pay                                          56,956         25,085
         Income tax payable                                                            798         52,548
         Accrued interest payable                                                        0         29,530
         Other accrued expenses                                                    319,598        381,396
         Mortgage note payable, related party                                      150,000        150,000
         Notes payable to bank                                                      60,298         18,272
         Current maturities of long-term debt and
            Capital lease obligations                                              349,723        307,806
                                                                               -----------    -----------
                  Total current liabilities                                      1,877,676      1,863,202

         Deferred tax liability                                                    214,355        214,355
         Note payable to bank, less current maturities                              79,696         31,486
         Mortgage payable, related party                                           230,000        230,000
         Long-term debt and capital lease obligations,
         less current maturities                                                   829,959        713,873
                                                                               -----------    -----------
                  Total liabilities                                              3,231,686      3,052,916

Common stock, par value $.0005 per share,
         50,000,000 shares authorized, 2,185,216
         shares issued                                                               1,093          1,093
Additional paid-in capital                                                       5,133,087      5,133,087
Accumulated deficit                                                             (2,259,094)    (2,293,029)
Treasury stock, at cost, 814,626 shares                                           (583,393)      (583,393)
                                                                               -----------    -----------
         Total stockholders' equity                                              2,291,693      2,257,758
                                                                               -----------    -----------
         Total liabilities and stockholders' deficit                           $ 5,523,379    $ 5,310,674
                                                                               ===========    ===========

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
                                                        1997           1996
                                                     ---------------------------

Net revenues                                         $ 2,165,018    $ 1,534,301

Operating costs and expenses                          (1,928,943)    (1,484,266)

Depreciation and amortization expense                   (196,027)      (143,511)


         Operating income (loss)                          40,048        (93,476)

Interest expense and amortization
         of debt discount and expense                    (39,759)      (101,307)

Other income                                              33,652          9,818


         Net income (loss) before provision
         for income taxes                                 33,941       (184,965)


Provision for income taxes                                     0              0



         Net income (loss)                           $    33,941    $  (184,965)
                                                     ===========    ===========


Earnings (loss) per average of common shares:
         Net income                                  $       .01    $      (.25)

Common and common equivalent
         shares outstanding                            2,185,216        759,052

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED:


                                                           March 31, 1997        March 31, 1996
                                                           --------------        --------------
Cash provided by operations                                   $ 325,969            $  30,105


Cash flow from investing activities:

         Acquisitions of plant, property, and
           equipment                                           (252,573)            (250,441)

         Proceeds from sale of plant, property,
           and equipment                                         29,448                6,500
                                                           ------------          -----------


         Cash used in investing activities                     (223,125)            (243,941)


Cash flow from financing activities:

         Principal payments on debt
           and lease obligations and net
           change in notes payable                             (104,954)             123,437
                                                           ------------          -----------



         Cash (used in)provided by financing activities        (104,954)             123,437


                           Net decrease in cash and cash
                             equivalents                         (2,110)             (90,399)


Cash and cash equivalents, beginning of year                    727,454              284,825


Cash and cash equivalents, end of year                        $ 725,344            $ 194,426
                                                           ============          ===========



Supplemental disclosure of cash flow information:
                  Interest paid                               $  37,759            $  21,747

Supplemental schedule of noncash investing and financing:

Acquisition of plant, property and equipment financed under
capital leases and notes payable                                353,192



                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 should be read in conjunction with this document.

2.       RECENT DEBT RESTRUCTURING

         In November 1995, the Company executed Reorganization Agreements with the holders of an aggregate of $1,922,130 principal amount of outstanding debentures and indebtedness pursuant to which the debentures and indebtedness were agreed to be exchanged for an aggregate of 961,065 shares of the Company's Common Stock. In addition, pursuant to such agreements, Common Stock Purchase Warrants of the Company were to be exchanged with the debenture holders for two new classes of Common Stock Purchase Warrants. Each class of new warrants was to represent the right to purchase an aggregate of 183,750 shares of Common Stock. The Class A warrants were to be exercisable at $3.00 per share for a period of four (4) years and the Class B warrants were to be exercisable at prices increasing in annual increments over the first three (3) years after issuance from $3.00 per share to $5.00 per share and were to expire five (5) years after issuance. Through March 31, 1996, an aggregate of $1,353,380 principal amount of debentures and indebtedness was exchanged for 648,151 shares of Common Stock and the remaining $568,750 of debentures to be exchanged pursuant to the agreements executed in November 1995 was subject to the fulfillment of certain closing conditions. Issuance of the warrants was not completed in 1995. In September and October, 1996 the holders of an additional $800,000 principal amount of Debentures executed Reorganization Agreements and the Reorganization Agreements entered into in November 1995 were amended so as to provide that in lieu of the issuance of the Class A warrants, an aggregate of 101,250 shares of Common Stock would be issued and the exercise price of the Class B warrants would be reduced to $2.00 per share throughout the five-year term of such warrants. During 1996, $1,368,750 principal amount of indebtedness was exchanged for an aggregate of 712,914 shares of Common Stock and an aggregate of 303,750 Class B warrants were issued. In addition, an aggregate of 101,250 shares of Common Stock were issued in exchange for the Company's obligation to issue the Class A warrants. Pursuant to all such agreements, an aggregate of $2,071,357 of accrued interest and penalties were waived by the debenture holders.

         In connection with the foregoing restructuring, the Company effected a 1-for-200 reverse stock split on October 30,1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

         On January 27, 1997 the Company entered into a letter of intent to acquire the outstanding stock of Production Well Services Co., which provides wireline services in southern Mississippi Slat Dome Basin. This transaction is to be completed during the second quarter of 1997. In addition, the Company entered into a letter of intent on April 1, 1997 to acquire all of the outstanding stock of Petro-Log, Inc., which provides wireline services in the state of Wyoming, Montana, and South Dakota. The letter of intent provided that the transaction is to be completed in the second quarter of 1997. The Company is currently engaged in negotiations to raise the capital necessary to pay the cash portion of the purchase price for these acquisitions. The completion of these acquisitions is subject to raising additional capital.

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

         The Company has purchased state of the art downhole tools including a segmented bond and magnetic and 40-arm casing inspection tools. This acquisition will enable the Company to provide services unavailable from other smaller wireline company competitors and thereby enable the Company to provide services in a less price competitive environment.


RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996


         The Company had a net income of $33,941 for the first quarter of 1997 as compared with a net loss of $184,965 for the same period of 1996. The net income of $33,941 can be attributed to improved margins on wireline and completion services and an overall increase in revenues. There was a reduction in interest expense. This reduction is a direct result of the debt to equity conversion completed in the last quarter of 1996. The overall improvement was partially reduced by increased depreciation expense, amortization and income tax expense. Management believes that revenues from it's Dyna Jet acquisition will increase in the second quarter of 1997 due to the seasonal nature of this operation.

         Net revenues increased by $630,717 to $2,165,018 for the first quarter of 1997 compared with net revenues of $1,534,301 in the same period in 1996. While completion services and sales and rentals of tools and packers remained fairly stable, there was a substantial increase in wireline services. A large portion of this increase stems from revenues in the Permian Basin. The major project initiated by a large customer that began in the third quarter of 1996 is expected to continue through 1997. The Company supplies all wireline services for this project. There is an expected increase in demand from most of the Company's customers in the Permian Basin during 1997. Revenues by division for the quarters ended March 31, 1997 and March 31, 1996 are summarized below:

                                        THREE MONTHS ENDED

                              MARCH 31, 1997        MARCH 31, 1996
                                 ----------          ----------
Wireline services
(logging, directional
services, perforating)           $1,675,522          $1,062,448

Completion (workover
services)                        $  395,876          $  382,578


Tools and Packers                $   93,620          $   89,275
(sales and rentals of
bridge plugs)
                                 ----------          ----------
         Total                   $2,165,018          $1,534,301
                                 ==========          ==========


         Operating costs and expenses increased by $444,677 in the first quarter of 1997 as compared with the same period in 1996. This increase was due to increased costs for supplies and materials from vendors, attributable to the increase in revenues and in the amount of materials and supplies purchased for each particular job. The Company experienced startup costs in its Wyoming operation during the first quarter of 1997. Salaries increased $142,582 for the first three months of 1997 with the total number of employees increasing to 112 at March 31, 1997 from 92 at March 31, 1996. This increase was due to salary raises for existing employees and the addition of new personnel added to meet the increased work load.

         Interest expense decreased by $61,548 in the first quarter of 1997 as compared with the same period in 1996. Three to five year notes were used to purchase new vehicles and equipment during the first three months of 1997. An aggregate of $104,954 of principal amount at March 31, 1997 went to reduce notes payable. New note payables acquired this quarter totaled $353,192. Interest on the debt ranged from prime (9.50% as of April 25, 1997) to 12.00%. The decrease in interest expense is directly related to the exchange of debentures and notes payable to Company's related parties to equity during the last quarter of 1995 and during the last quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES


         Cash provided by the Company's operating activities was $325,969 for the three months ended March 31, 1997 as compared with $771,462 for the period ended December 31, 1996. Investing activities of the Company used cash of $252,573 during the period ended

         March 31, 1997 for the acquisitions of property, plant , and equipment and another business offset by proceeds from the sale of fixed assets of $29,448. Financing activities used cash of $104,954 to pay principal payments of long-term notes and capital lease obligations. Other uses of cash consisted of purchasing tools and supplies rather than purchasing them on credit.

         On January 27, 1997 the Company entered into a letter of intent to acquire the outstanding stock of Production Well Services Co., which provides wireline services in southern Mississippi Slat Dome Basin. This transaction is to be completed during the second quarter of 1997. In addition, the Company entered into a letter of intent on April 1, 1997 to acquire all of the outstanding stock o Petro-Log, Inc., which provides wireline services in the state of Wyoming, Montana, and South Dakota. The letter of intent provided that the transaction is to be completed in the second quarter of 1997. The Company is currently engaged in negotiations to raise the capital necessary to pay the cash portion of the purchase price for these acquisitions. The completion of these acquisitions is subject to raising additional capital.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the financial Accounting Standards Board issued Statement of financial Accounting Standards No. 128, Earnings Per share (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect of dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operation and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The company does not expect the effect of its adoption of SFAS 128 to be material.


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

                                         BLACK WARRIOR WIRELINE CORP.
                                         ---------------------------------------
                                                     (Registrant)



Date: May  13th, 1997                    /s/ William L. Jenkins
                                         ---------------------------------------
                                         William L. Jenkins
                                         President and Chief Operating Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)