Form 10QSB
period 1997-06-30
BLACK WARRIOR WIRELINE CORP
filed 1997-08-14
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997; or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to _______________________.

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                         11-2904094
------------------------------------                 ------------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
--------------------------------------------------------------------------------

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

                       YES    X                  NO

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
             Class                                  August 14, 1997
----------------------------       ---------------------------------------------
COMMON STOCK, PAR VALUE                           2,250,216 SHARES
     $.0005 PER SHARE

                  Transitional Small Business Disclosure Format
                           YES               NO    X

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I -- FINANCIAL INFORMATION
                                                                      Page
                                                                      ----


Item 1.    Financial Statements

           Consolidated Balance Sheets -- June 30, 1997
           and December 31, 1996                                       3

           Condensed Consolidated Statements of Operations --
           Three Months Ended June 30, 1997 and
           June 30,1996                                                4

           Condensed Consolidated Statements of Operations--
           Six Months Ended June 30, 1997 and
           June 30, 1996                                               5

           Condensed Consolidated Statements of Cash Flows --
           Six Months Ended June 30, 1997 and
           Period Ended June 30, 1996                                  6

           Notes to Financial Statements --
           Six Months Ended June 30, 1997 and
           June 30, 1996                                               7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            14

PART I -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30        DECEMBER 31
                                                                                  1997           1996
                                                                              ------------    ------------
                                    ASSETS
Current Assets:
Cash and cash equivalents                                                     $  1,915,228    $    727,454
Accounts receivable, less allowance for
   doubtful accounts of $136,959
   at June 30, 1997 and December 31, 1996,
                                                                                 1,865,317       1,369,306
Inventories                                                                        246,945         183,467
Prepaid expenses                                                                   172,547          53,424
Deferred tax asset                                                                 138,071         138,071
Federal income tax receivable                                                            0          14,636
                                                                              ------------    ------------
                  Total current assets                                           4,338,108       2,486,358

Land and building, held for sale                                                   400,000         400,000
Property, plant & equipment, less accumulated
   depreciation of $4,026,078 and $3,729,370 at
   June 30, 1997 and December 31, 1996,
   respectively                                                                  5,881,968       2,194,591
Goodwill, less amortization of $14,061 and $0 at June 30, 1997                     820,934         224,305
    and December 31, 1996, respectfully
Other assets                                                                       223,395           5,420
                                                                              ------------    ------------
                  Total assets                                                $ 11,664,405    $  5,310,674
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                     $  1,055,671    $    808,832
         Accounts payable, related party                                           180,269          89,733
         Accrued salaries and vacation pay                                          60,788          25,085
         Income tax payable                                                         18,191          52,548
         Accrued interest payable                                                   34,194          29,530
         Other accrued expenses                                                    309,771         381,396
         Mortgage note payable, related party                                       150,00         150,000
         Notes payable to bank                                                     121,606          18,272
         Current maturities of long-term debt and
            Capital lease obligations                                            3,371,900         307,806
                                                                              ------------    ------------
                  Total current liabilities                                      5,302,390       1,863,202

         Deferred tax liability                                                    214,355         214,355
         Note payable to bank, less current maturities                              95,397          31,486
         Mortgage payable, related party                                           230,000         230,000
         Long-term debt and capital lease obligations,
         less current maturities                                                 2,704,652         713,873
                                                                              ------------    ------------
                  Total liabilities                                              8,546,794       3,052,916

Common stock, par value $.0005 per share,
         50,000,000 shares authorized, 2,250,216 and 2,185,216
         shares issued at June 30, 1997 and December 31, 1996, respectfully          1,126           1,093
Additional paid-in capital                                                       5,052,458       5,133,087
Additional paid-in capital- warrants                                               616,696
Common stock to be issued in connection with acquisition(133,333 shares            279,999
Accumulated deficit                                                             (2,249,275)     (2,293,029)
Treasury stock, at cost, 814,626 shares                                           (583,393)       (583,393)
                                                                              ------------    ------------
         Total stockholders' equity                                              3,117,611       2,257,758
                                                                              ------------    ------------
         Total liabilities and stockholders' equity                           $ 11,664,405    $  5,310,674
                                                                              ============    ============

                                        3

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                       JUNE 30,      JUNE 30,
                                                        1997          1996
                                                    -----------     ------------

Net revenues                                        $ 2,488,051     $ 1,612,448

Operating costs and expenses                         (2,130,474)     (1,494,921)

Depreciation and amortization expense                  (268,487)       (131,761)
                                                    -----------     ------------

         Operating income (loss)                         89,090         (14,234)

Interest expense and amortization
         of debt discount                               (95,735)       (103,808)

Other income                                             16,464          67,762
                                                    -----------     ------------

         Net income (loss) before provision
         for income taxes                                 9,819         (50,280)


Provision for income taxes                                    0               0
                                                    -----------     ------------

         Net income (loss)                          $     9,819     $   (50,280)
                                                    ===========     ===========


Net income (loss) per common share                  $       .01     $      (.07)

Weighted average common
         shares outstanding                           2,306,269         759,052

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           SIX  MONTHS ENDED
                                                       JUNE 30,       JUNE 30,
                                                        1997            1996
                                                    -----------     ------------

Net revenues                                        $ 4,653,069     $ 3,146,748

Operating costs and expenses                         (4,058,840)     (2,979,193)

Depreciation and amortization expense                  (464,514)       (275,272)
                                                    -----------     ------------

         Operating income (loss)                        129,715        (107,717)

Interest expense and amortization
         of debt discount                              (136,070)       (205,115)

Other income                                             50,116          77,581
                                                    -----------     ------------

         Net income (loss) before provision
         for income taxes                                43,761        (235,251)

Provision for income taxes                                    0               0
                                                    -----------     ------------

         Net income (loss)                          $    43,761     $  (235,251)
                                                    ===========     ===========



Net income (loss) per common share                  $       .02     $      (.31)

Weighted average common
         shares outstanding                           2,245,742         759,052

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED:

                                                                                      June 30, 1997   June 30, 1996
                                                                                      -------------   -------------
Cash flows from operating activities:
         Net income(loss)                                                              $    43,754    $  (235,251)
         Adjustments to reconcile net income(loss) to
         cash provided by operations:
                  Depreciation                                                             450,453        275,272
                  Amortization                                                              14,061
                  Allowance for doubtful accounts
                  Net gain on disposal of  plant, property
                    and equipment                                                          (20,460)       (71,600)
                  Amortization of discount on bonds payable                                 28,688
                  Change in:
                    Accounts receivable                                                   (322,227)      (216,934)
                    Inventories                                                            (20,925)         1,099
                    Prepaid expenses                                                        17,377         39,734
                    Income/other  receivable                                                14,636           (128)
                    Other assets                                                           (27,975)
                    Accounts payable
                    and other liabilities                                                  (55,555)       196,850
                                                                                        -----------    -----------
                           Cash provided
                           by operations                                                   121,827        (10,958)
                                                                                        -----------    -----------
Cash flow from investing activities:
         Acquisitions of plant,
           property, and equipment                                                        (622,642)       (75,955)
         Proceeds from sale of  plant, property
           and equipment                                                                    46,093         71,600
         Acquisition of business, net of cash acquired                                    (264,403)
                                                                                        -----------    -----------
                  Cash used in
                   investing activities                                                   (840,952)        (4,355)
                                                                                        -----------    -----------
Cash flow from financing activities:
         Debt issuance costs                                                              (190,000)
         Proceeds from debt                                                              2,322,500
         Principal payments on debt and
           lease obligations                                                              (225,601)      (159,284)
                                                                                        -----------    -----------
                  Cash(used in) provided by
                  financing activities                                                   1,906,899       (159,284)
                                                                                        -----------    -----------

                           Net decrease(increase)
                             in cash and cash equivalents                                1,187,774       (174,597)

Cash and cash equivalents, beginning of period                                             727,454        284,825
                                                                                        -----------    -----------
Cash and cash equivalents, end of period                                          $      1,915,228   $    110,228
                                                                                        -----------    -----------
Supplemental disclosure of cash
         flow information:
                  Interest paid                                                   $         56,066    $    43,331
                  Taxes paid                                                                51,750
Supplemental schedule of noncash investing and financing:
  Acquisition of plant, property and equipment financed under
   capital leases and notes payable                                                        818,632        280,740
   Common stock issued for consulting fees                                                 136,500
   Issuance of warrants in connection with debt                                           (399,600)
Business  acquisition, net of cash acquired:
   Current assets                                                                          216,337
   Current liabilities                                                                    (327,315)
   Property, plant, and equipment                                                        2,722,189
   Assets, noncurrent                                                                      610,691
   Long term liabilities                                                                (2,677,500)
   Equity                                                                                 (279,999)
                                                                                        -----------
   Net cash used to acquire Petro-Log and PWS                                              264,403

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995, and 1994 in the Company's 1996 Annual Report on 10-KSB.

2.       DEBT RESTRUCTURING

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

3.        BUSINESS COMBINATIONS

         Effective June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. (PWS). PWS is engaged in the wireline and oil and gas well services business in the south Mississippi area. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, PWS's results are included in the consolidated financial statements since the date of acquisition. The acquisition resulted in excess of cost over fair market value of net assets acquired of approximately $610,000, which will be amortized over ten years. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

             Fair value of assets acquired, including goodwill     $ 1,146,478
             Cash paid for assets acquire, net of cash received            836
             Common stock issued in connection with acquisition       (279,999)
                                                                   ------------
             Liabilities assumed or incurred                           867,315

         Effective June 9, 1997, the company completed the acquisition of Petro-Log, Inc. (Petro- Log). Petro-Log is engaged in the wireline and oil and gas well services business in Wyoming, Montana, and South Dakota. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, Petro-Log's results are included in the consolidated financial statements since the date of acquisition. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

                  Fair value of assets acquired                $ 2,402,739
                  Cash paid for assets acquired                   (265,239)
                                                              -------------
                  Liabilities assumed or incurred                2,137,500

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

         Increased demand for the services provided by the Company and its competitors coupled with a general consolidation in the service sector has reduced downward pressure on pricing. This has led to a reduction in "predatory" pricing used by some companies to increase market share and helped improve overall margins. The Company believes that continued improvements will be seen in the remainder of 1997 as this trend continues.

CORPORATE OPERATIONAL AND EXPANSION STRATEGY


         To date, the Company has acquired the following companies. On November 19, 1996, the acquisition of Dyna-Jet, a Wyoming corporation, was finalized. Dyna-Jet is engaged in the wireline and oil and gas well services business in the Gillette, Wyoming area. On June 6, 1997, the Company acquired Production Well Services, Inc., a Mississippi corporation ("PWS"). PWS is engaged in the wireline and oil and gas services business in the south Mississippi area. The most recent acquisition transpired on June 9, 1997. The acquired company was Petro-Log, Incorporated, a Wyoming corporation ("Petro-Log"). Petro-Log is engaged in the wireline and oil and gas well services business in Wyoming, Montana and South Dakota.

         The Company plans to continue its marketing policy which stresses the safety, reliability, technological advantage and overall quality of its services. Management believes that an increasing number of customers consider these factors foremost in their selection criteria for an oil service company.

         The Company intends, as and if opportunities arise, to aggressively expand its wireline, well service activities, and other service areas through the acquisition of other oil and gas service companies that meet its strategic goals. The Company will continue to re-deploy its assets to areas that are most beneficial to the long-term growth of the Company.

         The Company is actively seeking to expand its directional drilling services by providing downhole steering tools in addition to hoisting services. Directional drilling entails entering a production zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability. The Company expects to enlarge its customer base by providing steering services to other drilling contractors which do not have "in house" steering tools. Delivery of the Company's first set of gamma/steering tools is scheduled for the end of August with the second set to follow at the end of September.

         Another service the Company intends to expand is tubing conveyed perforating. The Company is providing this service in Alabama and Mississippi and plans to introduce this service throughout its operational areas.

         The Company has purchased state of the art downhole tools including segmented bond tools, and magnetic and 40-arm casing inspection tools for the Permian Basin region. These tools were placed into service late in the second quarter and their impact should be felt during the remainder of the year. Similar tools have been ordered for the south Mississippi and Alabama and Rocky Mountain regions. These tools will enable the

         Company  to  provide   services   unavailable   from  smaller  wireline
         competitors and thereby enable the Company to provide services in a less price competitive environment.

         The ongoing modernization and expansion of the Company's wireline fleet continued in the second quarter with new and refurbished trucks being delivered to all regions. The Company believes that this strategy is a key to its long term growth.

RESULTS OF OPERATIONS


         The Company had net income of $9,819 for the second quarter of 1997 as compared with a net loss of $50,280 for the same period of 1996. The net income of $9,819 can be attributed to improved margins on wireline services as well as the increase in sales from the Wyoming and Mississippi area due to the increased customer base resulting from the two acquisitions that occurred during June. There was a slight decrease in net income from three months ended June 30, 1997 as compared to three months ended March 31, 1997. This decline is a direct result of acquisition cost incurred during June related to the St. James Capital financing, the Petro-Log and PWS acquisitions. The PWS acquisition increased sales by $72,665 and the Petro-Log acquisition increased sales by $163,430 in the month of June.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996


          Net revenues increased by $875,603 to $2,488,051 for the second quarter of 1997 compared with net revenues of $1,612,448 in the same period in 1996. While completion services and sales and rentals of tools and packers declined, there was a substantial increase in wireline service revenues. A large portion of this increase stems from revenues in the Permian Basin and the increase of $236,095 is directly related to the acquisitions of Petro-Log and PWS. A major project initiated by a large customer began in the third quarter of 1996 is expected to continue through 1997. The Company supplies all wireline services for this project. The Company expects an increase in demand from most of the Company's customers in the Permian Basin during 1997. Revenues by division for the quarters ended June 30, 1997 and June 30, 1996 are summarized below:

                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                               -----------------------    ----------------------
                                 JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30,
                                  1997          1996          1997       1996
                                  ----          ----          ----       ----
Wireline services
(logging, directional
services, perforating)         $3,733,679    2,137,106    2,058,158    1,074,658

Completion (workover
services)                      $  774,758      845,716      378,883      463,137
Tools and Packers
(sales and rentals of
bridge plugs)                  $  144,632      163,926       51,010       74,653
                               ----------   ----------   ----------   ----------

                  Total        $4,653,069    3,146,748    2,488,051    1,612,448
                               ==========   ==========   ==========   ==========

         Operating costs and expenses increased by $635,553 in the second quarter of 1997 as compared with the same period in 1996. This was due to increased costs for supplies and materials from vendors and the Company's expanding volume of business. In conjunction with the financing of the acquisitions, the Company entered into an agreement with Southwick Investments and incurred fees totaling $190,000 that will be expensed over the life of the 9% Convertible Promissory Note and the 10% Bridge Loan. The fee was paid from the proceeds of the two notes. A total of 65,000 shares of the Company's common stock was issued to Swartwood, Hesse Inc., Pangaea Investment Consultants, LTD in consideration of a two year consulting agreement between the foregoing mentioned and the Company. The total cost of $136,500 will be expensed over the term of the consulting agreements. Interest expense relating to the issuance of the St. James Capital debt and stock purchase warrants for the second quarter totaled $62,881. Salaries increased $351,835 for the first six months of 1997 with the total number of employees increasing to 146 at June 30, 1997 from 96 at June 30, 1996. PWS and Petro-Log increased the number of employees by 24 during the second quarter. The salary increase was due to salary raises for existing employees and the addition of new personnel added to meet the increased work load.

         Interest expense decreased by $8,073 in the second quarter of 1997 as compared with the same period in 1996. Interest expense relating to the issuance of the St. James Capital debt and stock warrants for the second quarter totaled $62,881. Three to five year notes were used to purchase new vehicles and equipment during the first six months of 1997. An aggregate of $225,601 of principal amount at June 30, 1997 went to reduce notes payable. New note payables acquired the first six months totaled $818,632 and $5,000,000 from the St. James financing. Interest on the debt ranged from prime to 12.00%.

LIQUIDITY AND CAPITAL RESOURCES



         Cash provided by the Company's operating activities was $121,827 for the six months ended June 30, 1997 as compared with cash used of $10,958 for the period ended June 30, 1996. Investing activities of the Company used cash of $840,952 during the period ended June 30, 1997 for the acquisitions of property, plant, and equipment, and acquisition of new business offset by proceeds from the sale of fixed assets of $46,093. Financing activities provided cash of $1,906,899 to pay principal payments of long-term notes and capital lease obligations. Other uses of cash consisted of purchasing tools and supplies rather than purchasing them on credit.

         The acquisitions of PWS and Petro-Log were financed with the proceeds of borrowing from St. James Capital Partners, L.P. ("ST. James"). Pursuant to an Agreement for Purchase and Sale dated June 6, 1997 (the "Agreement") between the Company and St. James, the Company agreed to issue and sell and St. James agreed to purchase the Company's promissory notes aggregating $5,000,000. Of such amount, $2,000,000 is represented by the Company's 9% Convertible Promissory Note due June 6, 2002, and $3,000,000 is represented by the Company's 10% Bridge Loan Note due September 4, 1997, subject to extension of the maturity date to October 4, 1997. The $2,000,000 note is convertible into shares of the Company's Common Stock at an initial conversion price of $2.75 per share, increasing one year after issuance to $3.25 per share and further increasing two years after issuance to $3.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. Payment of principal and interest on both of the notes is collateralized by substantially all the assets of the Company. The Company is seeking to refinance the bridge note with the proceeds of a senior secured loan not yet obtained. St. James has agreed to subordinate the indebtedness owing to it to up to $4,000,000 of indebtedness of the Company to a senior lender out of which, if borrowed prior to its maturity date, the Bridge Note must be paid, and up to $2,000,000 of working capital financing. St. James was also issued warrants to purchase an aggregate of 666,000 shares of Common Stock at an initial exercise price of $2.75 per share, increasing on year after issuance to $3.25 per share and further increasing two years after issuance to $3.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect. The maturity of the Bridge Note can be extended to October 4, 1997 upon
         issuance  of  warrants   containing  the  same  terms  to  purchase  an
         additional  20,000  shares of Common  Stock.  The  shares  issuable  on conversion of the note and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. Of the $5,000,000 proceeds from the sale of the notes, $2,000,000 was advanced concurrently with the acquisition of PWS and $3,000,000 was advanced concurrently with the acquisition of Petro-Log. In addition to providing the funds to complete the PWS and Petro-Log acquisitions, the proceeds will be used to purchase and improve equipment, including the purchase of four additional wireline trucks, and for working capital.

         The Company is currently engaged in efforts to raise additional capital to refinance the 10% Bridge Loan Note due September 4, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options , warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available to common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operation and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

         The Board has issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the financial position, results of operations, earnings per share or cash flows.

         The Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

         This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period.

         This Statement is effective for financial statements for periods beginning after December 15, 1997 with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosures will be applicable and, therefore, required in future periods.

PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                           27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on June 20, 1997, in conjunction with the acquisition of Petro-Log.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BLACK WARRIOR WIRELINE CORP.

                                                   (Registrant)


                                           /s/  William L. Jenkins
Date: August 14, 1997                      -------------------------------------
                                           William L. Jenkins
                                           President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)