Form 10QSB
period 1997-09-30
BLACK WARRIOR WIRELINE CORP
filed 1997-11-19
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

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

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
            --------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                                 (601) 329-1047
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Issuer was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X                        NO
                        ----                         ----


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding at
                 Class                            November 19, 1997
         ---------------------                    ------------------------

COMMON STOCK, PAR VALUE
     $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                  YES                             NO  X
                     ----                           ----

                          BLACK WARRIOR WIRELINE CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.  Consolidated Financial Statements

            Financial Information                                        2

            Consolidated Balance Sheets -- September 30, 1997
            and December 31, 1996                                        3

            Condensed Consolidated Statements of Operations --
            Three Months Ended September 30, 1997 and
            September 30,1996                                            4

            Condensed Consolidated Statements of Operations--
            Nine Months Ended September 30, 1997 and
            September 30, 1996                                           5

            Condensed Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1997 and
            Period Ended September 30, 1996                              6

            Notes to Condensed Consolidated Financial Statements --      7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                              17

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                              20

PART I -- FINANCIAL INFORMATION


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITY LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" as defined under the Securities Exchange Act of 1394, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the heading "Management's Discussion and Analysis of Financial Condition ad Results of Operations." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, pricing in the oil and gas services industry and the ability of the Company to compete in the premium services market, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adversed developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors referred to herein could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.


         ITEM 1.  FINANCIAL STATEMENTS
                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                          SEPTEMBER 30           DECEMBER 31
                                                                              1997                     1996
                                    ASSETS
Current Assets:
Cash and cash equivalents                                              $   1,016,632              $    727,454
Accounts receivable, less allowance for
   doubtful accounts of $230,038 at September
   30,1997 and $136,959 at December 31,1996                                4,511,686                 1,369,306
Inventories                                                                  354,880                   183,467
Prepaid expenses                                                             285,070                    53,424
Deferred tax asset                                                           138,071                   138,071
Federal income tax receivable                                                      0                    14,636
                                                                        ------------               -----------
                  Total current assets                                     6,306,339                 2,486,358
Land and building, held for sale                                             400,000                   400,000
Property, plant & equipment, less accumulated
   depreciation of $4,334,286 and $3,729,370 at
   September 30, 1997 and December 31, 1996                                6,858,272                 2,194,591
Goodwill, less amortization of $98,262 and $0 at September 30, 1997        8,192,475                   224,305
    and December 31, 1996
Other assets                                                                 160,471                     5,420
                                                                       -------------           ---------------
                  Total assets                                         $  21,917,557           $     5,310,674

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                              $    2,161,696          $       808,832
         Accounts payable, related party                                       54,098                   89,733
         Accrued salaries and vacation pay                                     61,108                   25,085
         Income tax payable                                                   558,943                   52,548
         Accrued interest payable                                             149,110                   29,530
         Other accrued expenses                                               750,275                  381,396
         Mortgage note payable, related party                                 550,549                  150,000
         Notes payable to bank                                                163,595                   18,272
         Bridge loan payable, related party                                 3,000,000
         Current maturities of long-term debt and
            capital lease obligations                                         538,868                  307,806
                                                                       --------------          ---------------
                  Total current liabilities                                 7,988,242                1,863,202
         Deferred tax liability                                               214,355                  214,355
         Note payable to bank, less current maturities                         99,027                   31,486
         Mortgage payable, related party                                            0                  230,000
         Long-term debt and capital lease obligations,
         less current maturities                                            8,915,318                  713,873
                                                                       --------------          ---------------
                  Total liabilities                                        17,216,942                3,052,916
Common stock, par value $.0005 per share,
         12,500,000 shares authorized, 2,250,216 and 2,185,216
         shares issued at September 30, 1997 and December 31, 1996              1,516                    1,093
Additional paid-in capital                                                  7,369,162                5,133,087
Common stock to be issued in connection with acquisition                      280,000
         (133,333 shares)
Accumulated deficit                                                        (2,366,670)              (2,293,029)
Treasury stock, at cost, 814,626 shares                                      (583,393)                (583,393)
                                                                        -------------           --------------
         Total stockholders' equity                                         4,700,615                2,257,758
                                                                        -------------           --------------
         Total liabilities and stockholders' equity                     $  21,917,557           $    5,310,674
                                                                        =============           ==============

            See Notes to Condensed Consolidated financial Statements

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                   1997                     1996

Net revenues                                         $       4,565,840          $        2,053,346
                                                     ----------------------------------------------

Operating costs and expenses                                (4,093,563)                 (1,632,245)

Depreciation and amortization expense                         (467,455)                   (145,042)
                                                     ----------------------------------------------

         Operating income (loss)                                 4,822                     276,059

Interest expense and amortization
         of debt discount                                     (154,476)                   (107,249)

Other income                                                    32,258                       7,280
                                                     ----------------------------------------------
       Income (loss) before provision
       (benefit)for income taxes                              (117,396)                    176,090

Provision(benefit) for income taxes                                  0                    (595,713)
                                                     ----------------------------------------------
Income before extraordinary                                    771,803
       gain on extinguishment of debt

Extraordinary gain on extinguishment of
debt, net of taxes                                                   0                   1,014,758
                                                     ----------------------------------------------

       Net income (loss)                             $        (117,396)         $        1,786,561
                                                     ======================      ==================


Net income (loss) per common share                   $            (.05)         $             1.23

Weighted average common
        shares outstanding                                   2,466,072                   1,448,427

            See Notes to Condensed Consolidated Financial Statements

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        NINE  MONTHS ENDED
                                                                        ------------------
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   1997                              1996

Net revenues                                         $           9,218,909              $          5,200,094
                                                     -------------------------------------------------------

Operating costs and expenses                                    (8,034,800)                       (4,611,439)

Depreciation and amortization expense                             (931,969)                         (420,313)

                                                     -------------------------------------------------------

         Operating income (loss)                                   252,140                           168,342

Interest expense and amortization
         of debt discount                                         (408,149)                         (312,364)

Other income                                                        82,374                            84,861

                                                     -------------------------------------------------------

         Income (loss) before provision
         (benefit)for income taxes                                 (73,635)                          (59,161)

Provision (benefit)for income taxes                                      0                          (595,713)

                                                     -------------------------------------------------------

          Income before extraordinary
          gain on extinguishment of debt                                                             536,552

Extraordinary gain on extinguishment
of debt, net of taxes                                                    0                         1,014,758

                                                     -------------------------------------------------------
         Net income (loss)                           $             (73,635)               $        1,551,310
                                                     =====================                ==================

Net income (loss) per common share                   $                (.03)               $             1.07

Weighted average common
         shares outstanding                                      2,313,324                         1,448,427

            See Notes to Condensed Consolidated Financial Statements

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED:

                                                               September 30, 1997            September 30, 1996
Cash flows from operating activities:
         Net income(loss)                                      $       (73,641)               $     1,551,310
         Adjustments to reconcile net income(loss) to
         cash provided by operations:
                  Depreciation                                         833,110                        420,313
                  Amortization                                          88,756
         Allowance for doubtful accounts                                93,079
                  Net gain on disposal of  plant, property
                  and equipment                                        (26,570)                       (76,045)
                  Gain on extinguishment of debt                                                   (1,014,757)
                  Deferred tax benefit                                                               (595,713)
                  Change in:
                  Accounts receivable                               (1,079,489)                      (467,376)
                   Inventories                                        (128,860)                         8,314
                    Prepaid expenses                                   (95,145)                        87,870
                  Income/other receivable                               14,636                           (178)
                   Other assets                                         34,950                           (366)
                    Accounts payable and other liabilities              96,980                        266,091
                                                                  -------------             -----------------
                              Cash(used in)provided
                              by operations                           (242,194)                       179,463
                                                                  -------------             -----------------
Cash flow from investing activities:
         Acquisitions of plant,
          property, and equipment                                   (1,358,015)                      (154,416)
         Proceeds from sale of  plant, property
          and equipment                                                 68,548                         94,463
         Acquisition of business, net of cash acquired                 (98,427)
                                                                  -------------             -----------------
                  Cash used in
                   investing activities                             (1,387,894)                       (59,953)
                                                                  -------------             -----------------
Cash flow from financing activities:
         Debt issuance costs                                          (190,000)
         Proceeds from debt                                          2,471,018
         Principal payments on debt and
          lease obligations                                           (361,752)                      (241,190)
                                                                  -------------             -----------------
                  Cash(used in) provided by
                  financing activities                               1,191,266                       (241,190)
                                                                  -------------             -----------------
                           Net increase(decrease)                      289,178                       (121,680)
                             in cash and cash equivalents
Cash and cash equivalents, beginning of period                         727,454                        284,825
                                                                  -------------             -----------------
Cash and cash equivalents, end of period                       $     1,016,632               $        163,145
                                                                  -------------             -----------------
Supplemental disclosure of cash flow information:
                  Taxes paid                                   $        51,750             $                0
                  Interest paid                                         90,907                         57,582
Supplemental schedule of noncash investing and financing:
   Acquisition of plant, property and equipment financed under
    capital leases and notes payable                                 1,370,565
Common stock issued for consulting                                     136,500
Business acquisition, net of cash acquired:
   Current assets                                                    2,198,523
   Current liabilities                                              (4,901,126)
   Property, plant, and equipment                                    2,810,189
   Assets, noncurrent                                                7,958,499
   Long term liabilities                                            (5,686,086)
   Equity                                                           (2,379,999)

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of Black
         Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The consolidated results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of December 31, 1996 and for the years ended December 31, 1996, 1995, and 1994 included in the Company's 1996 Annual Report on form 10-KSB. Operating results of the Company for the nine and three months ended September 30, 1997, are not necessarily indicative of the result that may be expected for the entire year ended December 31, 1997.

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

3.       BUSINESS COMBINATIONS

         Effective June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. (PWS). PWS is engaged in the wireline and oil and gas well services business in southern Alabama and southern Mississippi. The purchase price was financed with the proceeds of a $2,000,000, 9% Convertible Promissory Note and the issuance of 133,333 shares of the Company's common stock. In addition to providing the funds to complete the PWS acquisition, a portion of the funds were used to purchase and improve equipment. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, PWS's results are included in the consolidated financial statements since the date of acquisition. The acquisition resulted in excess of cost over fair market value of net assets acquired of approximately $610,000, which will be amortized over ten years. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

            Fair value of assets acquired,  including goodwill      $ 1,146,478
            Cash paid for assets acquired, net of cash received             836
            Common stock issued in connection with acquisition         (279,999)
                                                                    -----------
            Liabilities assumed or incurred                         $   867,315
                                                                    -----------

         Effective June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. (Petro-Log). Petro-Log is engaged in the wireline and oil and gas well services business in Wyoming, Montana, and South Dakota. The purchase price was financed from the proceeds of the $3,000,000, 10% Bridge Loan Note. In addition to providing the funds to complete the Petro-Log acquisition, a portion of the funds were used to purchases and improve equipment. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, Petro-Log's results are included in the consolidated financial statements since the date of acquisition. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

                  Fair value of assets acquired                     $ 2,402,739
                  Cash paid for assets acquired                        (265,239)
                                                                    -----------
                  Liabilities assumed or incurred                   $ 2,137,500
                                                                    -----------

         On October 9, 1997, the Company completed the acquisition, effective as of September 1, 1997, of Diamondback Directional, Inc .(DDI). DDI is engaged in providing oil and gas well drilling services, horizontal drilling as well as conventional directional drilling. The business will be operated as a division of the Company under the name " Diamondback Directional". The purchase price for the business an assets acquired was approximately $8,920,000, of which $2,750,000 was paid in cash , $3,170,549 by issuance of the

         Company's promissory notes bearing interest at 6.5% per annum, payable quarterly, and due on August 31, 1999, and $3,000,000 by issuance of 647,569 shares of the Company's Common Stock. The purchase price is subject to adjustment, by reduction of the principal amount of the notes, to the extent the gross receipts from the Diamondback Division operations for the twelve months ended August 31, 1998 and August 31, 1999 fail to meet a specified performance standard. The Company has agreed that in the event it files a registration statement under the Securities Act of 1933 relating to an underwritten public offering of its shares, the holder of the shares issued in the transaction will have certain rights to have the shares included in the registration statement. The acquisition resulted in an excess of cost over fair market value of net assets acquired of approximately $7,450,000, which will be amortized over twenty-five years. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

            Fair value of assets acquired,  including goodwill      $ 9,531,668
            Cash paid for assets  acquired,  net of cash received       165,976
            Common stock issued in connection with acquisition       (2,100,000)
                                                                    -----------
            Liabilities assumed or incurred                         $ 7,597,644
                                                                    -----------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

INDUSTRY OVERVIEW AND ECONOMIC FACTORS IMPACTING COMPANY OPERATIONS

         The overall level of activity and profitability experienced by the Company and the oil and gas well service industry is directly related to the demand for the Company's services by the domestic oil and gas industry. The principal factors driving the demand for the Company's services are market price of oil and natural gas and the continuing technological advances in the industry. In recent years, there have been some periods of relative price stability but only isolated areas of real growth. In 1996, however, most of the industry experienced some growth in demand and pricing. Management of the Company believes that the continuing stability of domestic oil prices and relatively high gas prices should help continue this trend through 1997 and beyond. Advances in seismic technology and drilling practices have increased success rates, lowered finding costs and increased production rates, which in turn have allowed operators to conduct more stable and active programs even in periods of lower energy prices.

         Increased demand for the services provided by the Company and its competitors coupled with a general consolidation in the service sector has reduced downward pressure on pricing. This has led to a reduction in "predatory" pricing used by some companies to increase market share. The Company's continuing upgrading of technological capabilities has enabled the Company to compete in the premium services market which has better margins and lower discounts. The Company believes that continued improvements will be seen in the remainder of 1997 and beyond as this trend continues.

CORPORATE OPERATIONAL AND EXPANSION STRATEGY

         The Company's strategy is to continue to aggressively expand through acquisitions and to take advantage of improving market conditions and the benefits of these acquisitions. The Company also intends to expand its operations through the redeployment of equipment among the Company's existing regional operations. The Company seeks acquisitions of companies with existing operations, established reputations and equipment that can be assimilated into the Company's operations.

         During the year ended December 31, 1996 and through September 30, 1997, the Company acquired the following companies. On November 19, 1996, the acquisition of Dyna-Jet,Inc., a Wyoming corporation ("Dyna-Jet"), was completed. Dyna-Jet is engaged in the wireline and oil and gas well services business in the Gillette, Wyoming area. On June 6, 1997, the Company acquired Production Well Services, Inc., a Mississippi corporation ("PWS"). PWS is engaged in the wireline and oil and gas services business southern Mississippi and southern Alabama area. On June 9, 1997 the Company acquired Petro-Log, Incorporated, a Wyoming corporation ("Petro-Log"). Petro-Log is engaged in the wireline and oil and gas well services business in Wyoming, Montana and South Dakota. The Company has consolidated the management of Dyna Jet and Petro Log and is operating the combined business as Petro Log in the Rocky
         Mountains. Effective September 1, 1997, the business and assets of Diamondback Directional, Inc. were acquired by the Company. DDI, a Texas corporation located in Conroe, was engaged in providing oil and gas well drilling services, horizontal drilling as well as conventional directional drilling. The Company will continue the operations of DDI as Diamondback Directional, a division of the Company. The Company is committed to expend $4,000,000.00 on new equipment for its Diamondback Directional division during 1998 and 1999. The Company anticipates it will fund these expenditures from its anticipated cash flow as well as from the proceeds of public or private debt or equity from arrangements that may be entered into. Herein, Dyna-Jet, PWS, Petro-Log, and DDI are referred to as the "Acquired Companies".

         The Company also intends to expand its tubing conveyed perforating services. The Company is providing this service in Alabama and
         Mississippi and plans to introduce this service throughout its operational areas.

         The Company has purchased state of the art downhole tools including segmented bond tools, and magnetic and 40-arm casing inspection tools. These tools were placed into service in the second quarter and third quarters of 1997 and their impact should be felt during the remainder of the year. These tools are expected to enable the Company to provide services unavailable from smaller wireline competitors and thereby enable the Company to provide services in a less price competitive environment.

         The ongoing modernization and expansion of the Company's wireline fleet continued in the third quarter with new and refurbished trucks being
         delivered  to  all  regions.   The

         Company plans to accelerate its production of wireline units to two per month by the second quarter of 1998. The Company expects to fund the production of wireline units out of available cash flow and/or from the proceeds of additional borrowing.

RESULTS OF OPERATIONS

                  Revenues by division for the quarters and nine months ended September 30, 1997 and September 30, 1996 are summarized below:

                                          NINE MONTHS ENDED                           THREE MONTHS ENDED
                                      SEPTEMBER         SEPTEMBER                 SEPTEMBER         SEPTEMBER
                                      30,  1997        30,  1996                  30,  1997        30,  1996
                                      ---------------------------                 ---------------------------

Wireline services
(logging, perforating)     $        6,548,856    $    3,681,558        $        2,815,176      $    1,544,453

Directional drilling                1,282,086                 0                 1,282,086                   0
services

Completion (workover
services)                           1,180,922         1,294,715                   406,164             449,000


Tools and Packers                     207,045           223,821                    62,414              59,893
(sales and rentals of
bridge plugs)

                          -----------------------------------------------------------------------------------
                 Total    $         9,218,909         5,200,094        $        4,565,840           2,053,346
                          ===================         =========        ==================           =========


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company had a loss, before provision for income taxes, of $117,396 for the third quarter of 1997 as compared with income, before provision for income taxes, of $1,786,561 for the same period of 1996. The loss before provision for income taxes of $117,396 can be attributed to several factors. The costs of tools and supplies increased $156,000 as compared with the same period ended September 30, 1996. Equipment rental increased $116,000 as compared with the three months ended September 30, 1996, primarily as a result of the rental of steering tools used in conjunction with providing directional and horizontal drilling services. Tools were rented on an interim basis in order to determine the market of these services. Salaries increased $929,182 for the three months ended September 30, 1997. This increase can be attributed to the increased personnel of the Acquired Companies as well as increased salary levels. Depreciation and amortization increased $322,412 for the three month ended September 30, 1997, primarily because of the larger asset base and amortization of goodwill. Operating costs and expenses increased by $2,461,319 in the third quarter of 1997 as compared with the same period in 1996. This was primarily due to the Company's expanding volume of business resulting from the various acquisitions and increased costs of materials in the industry.

         Interest expense increased by $47,227 in the third quarter of 1997 as compared with the same period in 1996. Interest expense relating to the issuance of the St. James Capital debt for the third quarter totaled $117,377 and interest related to the DDI debt totaled $16,939.

         Net revenues increased by $2,512,494 to $4,565,840 for the third quarter of 1997 compared with net revenues of $2,053,346 in the same period in 1996. While completion services and sales and rentals of tools and packers declined, there was a substantial increase in wireline service revenues. A substantial portion of this increase resulted from revenues from the PWS and Petro Log acquisitions. The DDI acquisition contributed $1,282,086 in revenues for September 1997. The Company expects a continued increase in demand from most of the Company's customers during 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company had a loss, before provision for income taxes, of $73,635 for the nine months ended September 30, 1997 as compared with income, before provision for income taxes, of $1,551,311 for the same period of 1996. The loss before provision for income taxes of $73,635 can be attributed to several factors. The costs of tools and supplies increased $294,392 as compared with the same nine month ended September 30, 1996. Equipment rental increased $226,125 as compared with the nine month ended September 30, 1996, primarily as a result of the rental of steering tools used in conjunction with providing directional and horizontal drilling services. Tools were rented on an interim basis in order to determine the market of these services. Salaries increased $1,320,139 for the nine months ended September 30, 1997 with the total number of employees increasing to 176 at September 30, 1997 from 98 at September 30, 1996. This increase can be attributed to increased personnel of the Acquired Companies as well as increased salary levels. DDI increased the number of salaried employees and contract drillers by 40 persons during the nine month period. Depreciation and amortization increased $511,655 for the nine months ended September 30, 1997, primarily because of the larger asset base and amortization of goodwill. Operating costs and expenses increased by $3,423,362 in the nine month ended September 30, 1997 as compared with the same period in 1996. This was due to the Company's expanding volume of business with the various acquisitions and increased costs of materials in the industry.

         Revenues contributed by the Acquired Companies for the nine month period ended September 30, 1997, were $2,672,687. DDI had revenues of $1,282,086, PWS had revenues of $480,058 and Petro-Log/Dyna-Jet contributed $910,543 for the nine month period ended September 30, 1997. The Company's revenues also increased as a consequence of the increased utilization of its previously owned oil and gas well service operations as well as improved pricing for the Company's services.

         In conjunction with the financing of the acquisitions, the Company entered into an agreement with Southwick Investments and incurred fees totaling $190,000 that will be expensed over the life of a 9% Convertible Promissory Note and the 10% Bridge Loan issued in June 1997. The fee was paid from the proceeds of the two notes. In addition, a total of 65,000 shares of the Company's common stock was issued to Swartwood, Hesse Inc., and Pangaea Investment Consultants, LTD in consideration of two year consulting agreements between such firms and the Company. The total cost of $136,500 will be expensed over the term of the consulting agreements. Interest expense related to the Diamondback Purchase Promissory Note was $16,939.

         Interest expense increased by $95,784 in the nine month ended September 30, 1997 as compared with the same period in 1996.

         Notes with three to five year maturities were used to purchase new vehicles and equipment during the first nine months of 1997. An aggregate of $361,750 in principal payments was paid during the nine months ended September 30, 1997. This amount reduced notes payable. Additional note payables issued during the nine months totaled $1,370,565. Other debt increased during the first nine months in the amount of $7,900,000 from the St. James financing and $3,000,000 from the DDI acquisition. Interest resulting from the debt ranged from prime to 12.00%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by the Company's operating activities was $590,712 for the nine months ended September 30, 1997 as compared with cash provided of $179,363 for the nine month period ended September 30, 1996. Investing activities of the Company used cash of $1,358,015 during the nine month period ended September 30, 1997 for the acquisitions of property, plant, and equipment, and acquisition of new business offset by proceeds from the sale of fixed assets of $68,548. Financing activities provided cash of $361,750 to pay principal payments of long-term notes and capital lease obligations.

         The acquisitions of PWS and Petro-Log were financed with the proceeds of borrowing from St. James Capital Partners, L.P. ("St. James"). Pursuant to an Agreement for Purchase and Sale dated June 6, 1997 (the "June Agreement") between the Company and St. James, the Company agreed to issue and sell and St. James agreed to purchase the Company's promissory notes aggregating $5,000,000. Of such amount, $2,000,000 is represented by the Company's 9% Convertible Promissory Note due June 6, 2002, and

         $3,000,000 is represented by the Company's 10% Bridge Loan Note originally due September 4, 1997, which was extended November 30, 1997. The $2,000,000 note is convertible into shares of the Company's Common Stock at an initial conversion price of $2.75 per share, increasing one year after issuance to $3.25 per share and further increasing two years after issuance to $3.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. Payment of principal and interest on both of the notes is collateralized by substantially all the assets of the Company. The Company is seeking to refinance the Bridge Note with the proceeds of a senior secured loan not yet obtained. St. James has agreed to subordinate the indebtedness owing to it to up to $4,000,000 of indebtedness of the Company to a senior lender out of which, if borrowed prior to its maturity date, the Bridge Note must be paid, and up to $2,000,000 of working capital financing. St. James was also issued warrants to purchase an aggregate of 666,000 shares of Common Stock at an initial exercise price of $2.75 per share, increasing one year after issuance to $3.25 per share and further increasing two years after issuance to $3.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect. The shares issuable on conversion of the note and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933.

         Of the $5,000,000 proceeds from the sale of the notes, $2,000,000 was advanced concurrently with the acquisition of PWS and $3,000,000 was advanced concurrently with the acquisition of Petro-Log. In addition to providing the funds to complete the PWS and Petro-Log acquisitions, the proceeds were used to purchase and improve equipment, including the purchase of four additional wireline trucks, and for working capital.

         On October 9, 1997, the Company entered into an Agreement for Purchase and Sale (the "October Note Purchase Agreement") with St. James, whereby St. James purchased and the Company sold its $2.9 million convertible promissory note (the "October Note") bearing interest at 7% per annum due on October 9, 1999. Payment of principal and interest on the October Note is collateralized by substantially all the assets of the Company. The October Note is convertible into shares of the Company's Common Stock at a conversion price of $4.6327 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. St. James has agreed to subordinate its security interests and rights to the indebtedness and security interests of the lenders providing up to $4.5 million pursuant to a term loan and $3.0 million pursuant to a revolving credit facility, neither of which financings have yet been arranged. St. James was also issued in consideration of a payment of $36,250 a warrant to purchase an aggregate of 725,000 shares of Common Stock exercisable at a price of $4.6327 per share, subject to anti-dilution adjustment for certain issuance of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. The shares issuable on conversion of the October Note and exercise of the warrant have demand and piggy-back registration rights under the securities Act of 1933. The Company agreed that one person designated by St. James would be nominated for election to the Company's Board of Directors. The October Agreement grants St. James certain preferential rights to provide future financing to the Company, subject to certain exceptions.

         The notes issued to St. James contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest: (ii) a breach of the Company's covenants, representations, and warranties under the October Agreement or the June Agreement; (iii) a breach under the other agreements between the Company and St. James, subject to certain exceptions; (iv) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 10, 1997, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (v) certain events of bankruptcy. In the event of a default under any of the notes issued to St. James, it could seek to foreclose against the collateral for the Notes. St. James received an origination fee of $36,250 in connection with the October transaction.

         Of the proceeds from the $2.9 million October Note , $2,750,000 was applied to the purchase of the DDI assets and the balance was used to purchase additional equipment and for transaction expenses.

         The Company is engaged in negotiations with an institutional lender to borrow $4.5 million. If consummated, the proceeds of the borrowing will be used to repay the St. James Bridge Note as well as other indebtedness and to provide working capital. The borrowing would bear interest at a rate of equal to 2.75% over the yield on US Treasury Notes having like term at the time of closing and would be amortized in equal monthly installments over an 84-month period with a balloon payment of the remaining outstanding principal due at the end of the 60th month. The borrowing would be collateralized by a senior security interest in substantially all of the Company's wireline trucks and other equipment. Such borrowing is expected to be completed in the fourth quarter of 1997.

         The Company may, if in the opinion of management market and other conditions are favorable, seek to raise additional equity capital by a public or private offering of its securities. The Company has not entered into any agreements in principal or other agreements relating thereto and there can be no assurance the Company will raise addtional capital from any such sources. Management believs that the Company's exisitng and anticipated cash flows will be adequate to mmet the Comany's current requirments for funds.

         St. James has agreed to convert the $2,000,000 Note into shares of the Company's Common Stock at such time as the Company has filed a registration statement under the Securities Act of 1933 relating to the shares issuable on conversion of that note, and the

         October Note, and on exercise of the Warrants issued to St. James and such registration statement has been declared effective.

         By the end of 1998, the Company expects that its various administrative and well servicing systems will have the capability to process transactions dated beyond 1999. The costs to complete its efforts to modify or replace such systems are not expected to be material.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 1, 1997 an arbitration proceeding was commenced before the American Arbitration Association, New York, New York against the Company by Monetary Advancement International ("MAI"). MAI alleges that the dispute arises out of a breach of a consulting agreement allegedly entered into in November 1995. MAI is seeking the issuance to it of 160,000 shares if the Company's Common Stock and compensatory and punitive damages. Management of the Company believes that it has substantial and meritorious defenses to the claim asserted by MAI, intends to defend itself vigorously in the arbitration proceeding and intends to assert counterclaims. Management of the Company believes that it will not incur any material liability to MAI in connection with the arbitration proceeding and that the claim will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of stockholders on July 21, 1997. At the meeting, the following persons were elected as Directors of the Company to serve until the 1998 annual meeting of stockholders and until the election and qualification of their successors.


                                            William L. Jenkins
                                           John A. McNiff, Sr.
                                               Michael Brod
                                             John L. Thompson


         In addition, the following matters were voted upon at the annual meeting. The number of votes cast for, against or withheld, and the number of abstentions or non-votes is stated.

           Proposal to approval the adoption of the 1997 Omnibus Incentive Plan.
                         In Favor                  1,034,168
                         Against                      64,359
                         Abstained                    23,054


           Proposal  to approve  the  adoption  of the 1997  Non-Employee  Stock
                      Option.

                         In Favor                  1,069,093
                         Against                      32,224
                         Abstained                    20,009

           Proposal   to amend the Certificate of  Incorporation  to decease the
                      number  of  shares  of  Common   Stock   authorized   from
                      50,000,000 to 12,500,000.

                          In Favor                 1,702,043
                          Against                      1,362
                          Abstained                   20,209

           Proposal to amend the Certificate of Incorporation to authorize the issuance of up to 2,500,000 shares of Preferred Stock.

                           In Favor                1,115,620
                           Against                    25,650
                           Abstained                  20,016

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    3.1 Certificate of Amendment filed July 22, 1997
                    3.2 Certificate of Amendment  filed October 31, 1997
                   10.1 1997 Omnibus  Incentive  Plan
                   10.2 1997  Non-Employee Stock Option Plan

                   27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K/A on August 21, 1997, with respect to Item 7 of Form 8-K.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLACK WARRIOR WIRELINE CORP.

                                                 (Registrant)



Date: November      19th   , 1997
             -------------
                                               William L. Jenkins
                                         ---------------------------------------
                                         President and Chief Operating Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)