Form 10KSB
period 1997-12-31
BLACK WARRIOR WIRELINE CORP
filed 1998-04-15
CIK 839871

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One:

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997; or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

                           COMMISSION FILE NO. 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                              11-2904094
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

3748 HIGHWAY #45 NORTH, COLUMBUS, MISSISSIPPI                              39701
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

                              (Title of Each Class)
                    COMMON STOCK, PAR VALUE $.0005 PER SHARE

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing  requirements for the past ninety (90) days.
[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

          State Issuer's revenues for its most recent fiscal year: $ 17,062,542 State the aggregate market value of the voting stock held by non-affiliates as of April 2, 1998:

          COMMON STOCK, PAR VALUE $.0005 PER SHARE, $ 26,270,582
          (Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.)
          Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE Outstanding at April 2, 1998: 3,719,587 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

              No documents are incorporated by reference into this
                          Annual Report on Form 10-KSB

            Transitional Small Business Issuer Format: [ ] Yes [X] No

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, and the Williston Basin in North Dakota. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. At March 16, 1998, the Company owned 41 operational motor vehicle mounted wireline units, of which 23 are equipped with a state-of-the-art computer system, nine are equipped with an earlier generation computer system, four are analog equipped and five are devoted exclusively to steering tool work. Also as of March 16, 1998, it owned seven workover rigs.

         The Company's recent growth and increased revenues has been principally the result of five acquisitions completed since November 1996. On November 19, 1996, the Company acquired the outstanding stock of DynaJet, Inc., which has been engaged in the wireline business in the Gillette, Wyoming area for more than eighteen years. Its service area includes the states of Wyoming, South Dakota, Montana and New Mexico. On June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. which has been engaged in the wireline business in southern Alabama and southern Mississippi. On June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. which has been engaged in the wireline business in Wyoming, Montana and South Dakota. On October 9, 1997, the Company completed the acquisition, effective September 1, 1997, of Diamondback Directional, Inc. ("Diamondback") which has been engaged in providing directional drilling and other oil and gas well drilling services in the Texas and Louisiana areas. On December 15, 1997, the Company completed the acquisition of the assets of Cam Wireline Services, Inc., which provides wireline services in the Permian Basin.

         On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. ("Phoenix") its domestic oil and gas well directional drilling and downhole survey service business including the related operating assets (such acquisition is herein referred to as the "Phoenix Acquisition"). The purchase price was approximately $19.0 million payable in cash at the closing. The operations of the business acquired are conducted throughout the primary oil and gas producing areas of the continental United States and employ approximately 100 persons. Financing for the transaction was obtained through secured borrowings of $9.0 million and the sale of convertible notes and warrants to St. James Capital Partners, L.P. ("St. James") for $10.0 million. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions."

         The domestic oil and gas industry has experienced a significant increase in drilling and workover activity since 1995 which has stimulated the demand for oil and gas well services, including the services offered by the Company. This increased activity has been the result of a combination of improved oil and gas prices and advances in technology. The technological advances in 3-D seismic and directional drilling in particular have had an impact.

         Through its recent acquisition of Diamondback and the completion of the Phoenix Acquisition, the Company has expanded its activities to include directional drilling as well as providing downhole steering tools. Directional drilling entails entering a producing zone directionally, using specialized drilling equipment, which expands the area of interface with hydrocarbons and thereby greatly enhancing recoverability. The Company engages in directional drilling activities as well as providing steering services to other drilling contractors which do not have "in house" steering tools. The Phoenix Acquisition also includes the multi-shot downhole well services survey division, which provides survey services to the oil and gas industry.

         In February 1996, the Company began to assemble and install wireline service equipment on motor vehicles. During the year ended December 31, 1997, the Company completed four new and seven remanufactured vehicles and its current plans call for the Company to continue its production at the rate of two vehicles per month through the remainder of 1998. To date, except for one vehicle to be delivered in 1998, all of the vehicles produced have been used by the Company in its operations. The Company may in the future produce and sell additional vehicles to others. The Company is equipping all new cased hole wireline trucks with a state-of-the-art computer system.

         The Company was incorporated under the laws of the State of Delaware in 1987 under the name Teletek, Ltd. and in June 1989 Teletek, Ltd. merged with a predecessor of the Company incorporated under the laws of the State of Alabama and concurrently changed its name to Black Warrior Wireline Corp. The Company and its predecessors have been engaged in providing wireline and other oil and gas well support services since 1984.

RECENT ACQUISITIONS AND ACQUISITION STRATEGY

         The   following   table  sets  forth   information   regarding   recent
acquisitions made by the Company:

  DATE (1)        COMPANY ACQUIRED                 BUSINESS LOCATION                    PURCHASE PRICE
--------------    ----------------                 -----------------                    --------------

March 16, 1998    Phoenix                          Continental United States            $19.0 million

December 15,      CAM Wireline Services, Inc.      Texas                                $850,000 (3)
   1997

October 9, 1997   Diamondback Directional, Inc.    Texas and Louisiana                  $ 8.9 million (2)


June 9, 1997      PetroLog, Inc.                   Wyoming, Montana and South Dakota    $ 2.1 million

June 6, 1997      Production Well Services, Inc.   Southern Mississippi and Alabama     $940,000 (4)

November 19,      Dyna-Jet, Inc.                   Wyoming, South Dakota, Montana       $758,000
   1996                                             and New Mexico


------------------------------

(1)      Date the acquisition was closed.
(2)      Includes 647,569 shares of the Company's Common Stock.
(3)      Includes 24,969 shares of the Company's Common  Stock.
(4)      Includes 133,333 shares of the Company's Common Stock.

         The Company intends to seek to expand its wireline and other oil and gas service areas by completing strategic acquisitions of other companies engaged in such activities. Currently the Company is primarily seeking to consolidate its management of the operations acquired throughout 1997 and early 1998; however, it continues to explore and evaluate additional acquisitions and may seek to pursue additional acquisition opportunities if it believes  the terms are  favorable.  The  Company  currently  has no  definitive agreements to acquire any additional wireline companies. There can be no assurance that the Company will acquire any additional wireline companies or that any such acquisitions will be beneficial to the Company. The process of integrating acquired properties into the Company's operations can create unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

ACQUISITION FINANCING

         To date, the Company has funded its acquisition activities using the proceeds from secured lending from banks and other institutional lenders, the private or public sale of debt and equity securities and the cash flow from its current operations. Financing obtained to date has included borrowings secured by substantially all of the Company's assets. The Company intends to continue to use these sources to finance any future acquisitions. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. There can be no assurance that the Company will raise additional capital when it is required to complete any proposed acquisitions or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

GLOSSARY OF INDUSTRY TERMS

         The following are definitions of certain technical terms used in this Annual Report relating to the Company's business:

         "3-D Seismic" Involves the acquisition of a dense grid of seismic data over a precisely defined area. An energy source creates an acoustic impulse that penetrates the subsurface and is reflected off underlying rock layers. This reflected energy is recorded by sensitive receivers (geophones connected to sophisticated computers). The resulting data is then analyzed and interpreted by geophysicists and used by oil and natural gas producing companies in the acquisition of new leases, the selection of drilling locations and for reservoir management. The technology is particularly useful with directional drilling. 3-D Seismic data provides greater precision and improved subsurface resolution than is provided by 2-D seismic surveys.

         "Casing" Steel pipe lowered into the drilled hole (borehole) to prevent "caving in" and to provide isolation of zones and permit production of hydrocarbons

         "Cased Hole" The drilled hole after casing has been lowered and cemented in place.

         "Directional Drilling" Enables the drilling of computer guided directional wellbores from existing or newly drilled wells intended to increase the exposure of the well bore to producing hydrocarbon zones. Directional drilling is facilitated through the use of 3-D Seismic technology.

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

         "Hoisting and Steering Services" Services provided utilizing the Company's wireline trucks and equipment for operating surveying equipment and steering tools owned and operated by others.

         "Logs"     (a) Open Hole:  The  measurement of properties of formations to determine hydrocarbon bearing characteristics. Open hole logs are mainly radioactive (porosity) and electric (resistivity).

                    (b) Cased Hole: The measurement of gamma rays (different formations have different levels), casing collars (joints in casing) for correlation to open hole depths, and cement quality and bonding. Porosity logs can be run in cased holes with Compensation Neutron Tools.

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

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $9.2 million (approximately 54.0% of revenues) in 1997, $5.6 million (approximately 73.7% of revenues) in 1996, and $4.6 million (approximately 74.9% of revenues) in 1995.

         Wireline logging services are used to evaluate downhole conditions at various stages of the process of drilling and completing oil and gas wells as well as at various times thereafter until the well is depleted and abandoned. Such services are provided using a truck-mounted wireline unit equipped with an armored cable that is lowered by winch into an existing well. The cable, which contains one or more electrical conductors, lowers instruments and tools into the well to perform a variety of services and tests. The wireline unit's truck-mounted instrument cab contains electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the "logs" which define specific characteristics of each formation and to display the data received from downhole. The Company's wireline units are equipped with state-of-the-art computerized systems, DRS computerized systems (which is an earlier generation computerized system) or analog equipment.

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

         The Company owns as of March 16, 1998, 41 wireline units. Of these, 23 are state-of-the-art computer equipped, nine are equipped with an earlier generation computer system, four are analog equipped and five are devoted exclusively to steering tool work. The Company anticipates placing 16 more state-of-the-art computer equipped units into service during the last nine months of 1998.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $5.9 million (approximately 34.8% of revenues) in 1997, substantially all of which was realized during the four months ended December 31, 1997. These revenues were primarily the result of the acquisition by the Company in October 1997 of Diamondback Directional, Inc. The Company had no revenues from directional drilling services in 1996 and 1995.

         Directional drilling entails entering a producing zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability.

         On March 16, 1998, the Company completed the Phoenix Acquisition. This acquisition is expected to contribute to further increases in the Company's revenues from directional drilling services. In addition, the Phoenix Acquisition will enable the Company to provide downhole survey services to the oil and gas industry.

WORKOVER AND COMPLETION SERVICES

         These activities contributed revenues of $1.6 million (approximately 9.5% of revenues) in 1997, $1.7 million (approximately 22.5% of revenues) in 1996, and $1.3 million (approximately 21.4% of revenues) in 1995.

These services are performed primarily on an hourly basis.

         Workover services include those operations performed on wells when originally completed and on wells previously placed in production and requiring additional work to restore or increase production. A completion or workover rig is used to position tubing, pumps and other production equipment in a cased hole. The unit is used for the initial completion of the well and subsequent workover and remedial service. A completion or workover rig is generally a four to six axle truck-mounted hoist unit with a 60 to 90 foot derrick capable of lowering and hoisting up to 300,000 pound loads. The Company expects its workover equipment to be fully utilized by existing customers in 1998 and is exploring opportunities to expand this source of revenue.

OTHER ACTIVITIES

         The Company also engages in other oil and gas well service activities including, primarily, the sale rental and service of tools and equipment used in the oil field services industry. These activities contributed revenues of $290,000 (approximately 1.7% of revenues) in 1997, $288,000 (approximately 3.8% of revenues) in 1996, and $229,000 (approximately 3.7% of revenues) in 1995.

         The Company also conducts tool and equipment inspection, maintenance and testing services. Rubber goods, gaskets, seats and seals are disassembled, cleaned, inspected, replaced if necessary, reassembled and tested. Packers and other equipment rented by the Company are reconditioned and returned to the Company's rental inventory.

PRINCIPAL CUSTOMERS AND MARKETING

         During the years ended December 31, 1997, December 31, 1996 and December 31, 1995, three customers accounted for a total of approximately 22.7%, 63.8% and 61.6%, respectively, of the Company's net revenues. The Company's principal customers and the percentage of the Company's net revenues received from each of such customers during the three years ended December 31, 1997 are as follows:

                                                                    1997              1996             1995
                                                               ---------------------------------------------------
Taurus Exploration, Inc.                                            10.3%            25.3%             31.1%
Pioneer Resources, Inc.
(Parker & Parsley Development L.P.)                                 12.4%            23.7%             12.5%
Becfield Drilling Company                                           3.0%             14.8%             18.0%
                           TOTALS                                   25.7%            63.8%             61.6%
                                                               ===================================================


         The Company does not have any long-term agreements with its customers and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

         The Company's services are marketed by its executive officers and a sales staff of approximately 20 persons working from its District Offices and a sales office in Denver, Colorado. See "Item 2. Properties." The Company relies extensively on its reputation in the industry to create customer awareness of its services.

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

         The Company maintains two policies totaling $2.0 million on the life of William L. Jenkins, its President and Chief Operating Officer, and maintains $1.0 million policies on the lives of each of Danny Ray Thornton, Vice-President, and Allen R. Neel, Executive Vice-President. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act." The benefits under such policies are payable to the Company.

BUSINESS ENVIRONMENT

         The business of the Company is affected by the general demand in the economy for petroleum products; availability of drilling rigs, casing and other necessary goods and services; revision in governmental policies with respect to oil and gas imports and other factors affecting potential competition from foreign sources of oil and gas; and state conservation commission regulations affecting allowable rates of production, well spacing and other factors. Oil and gas prices continue to have moderate fluctuations increasing the overall instability of the market.

         Demand for the Company's services depends on the condition of the oil and gas industry, and in particular, demand for oil and gas well services. These activities traditionally have been cyclical and influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring for, producing and developing oil and gas services, the discovery rate of new oil and gas reserves, political and economic conditions, governmental regulations and the availability and cost of capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially resulting in significant fluctuations in demand for oil and gas well services. The Company's results in recent periods have benefited from improved market conditions for the Company's services as a result of increased oil and gas exploration and development activity. There can be no assurance that the current market conditions will continue. Recently, oil prices have decreased primarily as a result of, among other things, decreased international demand and economic uncertainty in the Far East. The Company is unable to predict whether these industry conditions will continue and what impact they may have on the Company's operations. However, any significant decline in worldwide demand for oil and gas or a prolonged reduction in oil or gas prices in the future would likely depress development activity and could have a material adverse effect on the Company's revenues and profitably.

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oil field services. Its chief competitors include Halliburton Company and Schlumberger, Ltd., as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although price competition has been in the past a significant characteristic of the industry, the Company's ability to offer more technologically advanced services is believed by management to have reduced its exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

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

EMPLOYEES

         As of March 16, 1998, the Company employed approximately 280 persons on a full-time basis. Of the Company's employees, 33 are management personnel, 19 are administrative personnel and 228 are operational personnel. The Company also uses the services of 20 to 30 independent contract drillers. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

         The Company has a three-year employment agreement with William L. Jenkins, its President, Chief Operating Officer and a Director and stockholder of the Company. The Company also has employment agreements with Allen R. Neel, Executive Vice-President, and Danny Ray Thornton, Vice-President of the Company. The Company's success is currently dependent upon the efforts of these individuals, and the loss of the services of any of these individuals could have a material adverse effect on the Company's business, unless a qualified replacement can be obtained by the Company. See Item 9, "Directors, Executive Officers,
Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." The Company relies substantially on their efforts to expand its services and for its marketing and sales activities. If the Company is unable to continue to contract for these services, or if these services are lost for any reason in the future, the Company will be substantially and adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 1. Description of Business - General," "- Recent Acquisitions and Acquisition Strategy," "- Acquisition Financing," "- Principal Customers and Marketing," "Item 6. Management's Discussion and Analysis or Plan of Operations
- General," "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, pricing in the oil and gas services industry and the ability of the Company to compete in the premium services market, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, and the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

         Substantial Indebtedness. At December 31, 1997, the Company's total indebtedness, including current maturities, was approximately $14.8 million. In addition subsequent to December 31, 1997 through March 16, 1998, the Company incurred additional indebtedness of approximately $19.0 million primarily in connection with financing the Phoenix Acquisition and has an available borrowing ability of an additional $10.0 million, substantially all of which is expected to be borrowed during the current year. The Company expects that if it acquires additional oil and gas well service companies that it may incur additional indebtedness. The Company's level of indebtedness may pose substantial risks to the Company and the holders of its securities, including the possibility that the Company may not be able to refinance such indebtedness or generate sufficient cash flow to pay the principal of and interest on the indebtedness when due. During the years ended December 31, 1998 and December 31, 1999, reflecting the indebtedness incurred through March 16, 1998 the Company is obligated to repay approximately $2.2 million and $8.3 million, respectively, principal amount of such indebtedness, plus interest payments. The Company anticipates that such indebtedness will be repaid out of the public or private sale of its debt or equity securities as well as from its cash flow from operations. There can be no assurance that the Company will be able to consummate a public or private sale of debt or equity securities or otherwise be successful in refinancing this indebtedness or that the terms of any such sale of securities or refinancing may not dilute the interests of the Company's stockholders.

         Availability of Trained Personnel. The operation of the wireline, directional drilling and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper reports and operational results. Currently, such personnel are in considerable demand. The number of employees of the Company has increased from 197 at December 31, 1996 to approximately 280 as of March 16, 1998, and the Company expects that its number of employees may increase further to support its anticipated level of operations. The Company's operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment. The Company has historically experienced a high rate of employee turnover. In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment its operations could be adversely affected. While the Company believes that its wage rates are competitive and that its relationship with its workforce is good, a significant increase in the wages paid by other employers could result in a reduction in the Company's workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, the Company's revenues could be impaired.

         Dependence on Major Customers. Historically, a large portion of the Company's revenues has been generated from a relatively small number of companies. While the Company believes its relationship with its customers is good, the loss of any of its principal customers, or a significant reduction in business done with the Company by these customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of March 16, 1998, St. James Capital Partners, L.P. ("St. James") held promissory notes of the Company convertible into 2,781,827 shares of Common Stock and held warrants to purchase an additional 3,391,000 shares of Common Stock. Upon conversion of the notes and exercise of the warrants, St. James would hold an aggregate of 6,172,827 shares representing 62.4% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. St. James has agreed to convert an aggregate of $4.9 million principal amount of its notes into an aggregate of 1,353,257 shares of Common Stock (26.7% of the shares then issued and outstanding) at such time as the Company files a registration statement under the Securities Act of 1933, as amended, relating to the shares of Common Stock issuable on conversion and exercise of all the notes and warrants held by St. James, and such registration statement is declared effective. The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

         Dependence on Volatile Oil and Gas Industry. Demand and prices for the Company's services depend upon the level of activity in the oil and gas exploration and production industry in those areas of the United States where the Company offers its services. This activity depends upon numerous factors over which the Company has no control, including the level of oil and gas prices, expectations about future oil and gas prices, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the cost of exploring for, producing and delivering oil and gas, the level and price of foreign imports of oil and natural gas, the discovery rate of new oil and gas reserves, available pipeline and other oil and gas transportation capacity, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Recently, oil prices have decreased primarily as a result of, among other things, decreased international demand and economic uncertainty in the Far East. Domestic exploration activity also has been particularly affected by an increase in the exploration and demand for gas. The level of drilling activity in the onshore oil and gas exploration and production industry in the United States has been volatile and no assurance can be given that current levels of oil and gas exploration activities in the areas where the Company offers its services will continue or that demand for the Company's services will correspond to the level of activity in the industry generally. Further, any material changes in the demand for or supply of natural gas could materially impact the demand for the Company's services. Prices for oil and gas are expected to continue to be volatile and to affect the demand for and pricing of the Company's services. A material decline in oil or gas prices or industry activity in the United States could have a material adverse effect on the Company's results of operations and financial condition.

         Market Conditions Affecting Demand for the Company's Services. The oil and gas well service industry is currently characterized by an increased level of demand for wireline, directional drilling, recompletion and other oil and gas well services and a limited supply of equipment available to perform these services in a timely manner. The industry has been characterized by substantial fluctuations in the demand for such services and the supply of equipment. The Company's revenues in the future can be expected to be impacted to a material extent not only by the demand throughout the industry but the supply of oil and gas well service equipment available to operators to perform these services. The Company's revenues could be adversely affected by a substantial increase in the equipment available to other providers of oil and gas well services to perform these services.

         Acquisition Activity Dependent Upon Availability of Capital. Since November 1996, the Company's growth has been substantially impacted by the acquisition of other oil and gas well service businesses. The Company intends to continue to seek to expand its business through further acquisitions. In order to complete additional acquisitions, the Company will need to have available to it on acceptable terms the capital necessary to meet the purchase price for any businesses acquired. Financing obtained to date has included borrowings secured by substantially all of the Company's assets. Additionally, the Company's acquisition activity will be substantially dependent upon stock market conditions in general as well as the price for its common equity being such as to enable its securities to be used in completing such transactions. In the event the Company should be unable to raise additional capital or stock market or other economic conditions become unfavorable, the Company may be unable to pursue its business strategy of acquiring additional companies in the oil and gas well service industry.

         Availability and Assimilation of Acquisitions. The Company's growth has been enhanced materially by strategic acquisitions that have substantially increased the Company's operating activities and revenues. While the Company believes that the oil and gas wireline service and drilling industry is highly fragmented and that significant acquisition opportunities are available, there can be no assurances that suitable acquisition candidates can be found, and the Company faces increased competition from other companies for available acquisition opportunities. If the prices paid by other buyers for the available acquisition opportunities continue to rise, the Company may find fewer acceptable acquisition opportunities. The Company may elect or be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with such acquisitions. Additional debt service requirements could represent a significant burden on the Company's results of operations and financial condition, and the issuance of additional equity or convertible securities could result in dilution to stockholders. In addition, there can be no assurance that the Company will successfully integrate the operations and assets of its recent or any future acquisition with its own, that the Company's management will be able to manage effectively the growth and increased size of the Company or that the Company will be successful in deploying wireline service and other equipment acquired by it or in maintaining the crews and market share attributable to wireline service and other equipment acquired by the Company. Any failure by the Company to successfully effect and implement its acquisition strategy could have a material adverse effect on the Company's future results of operations and financial condition.

         Competition. The wireline, directional drilling, workover and well servicing industry is a highly-fragmented, intensely competitive and cyclical business. A number of large and small contractors provide competition in all areas of the Company's business. The wireline service trucks and other equipment used is mobile and can be moved from one region to another in response to increased demand. Many of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment.

         Labor Shortages. Increases in domestic drilling demand since mid-1995 and increases in oil and gas service activities have resulted in a shortage in many areas of qualified personnel in the industry. These shortages make it more difficult for the Company and other contractors to utilize available equipment and to retain crews. If the Company is unable to attract and retain sufficient qualified personnel, its ability to market and operate its equipment will be restricted, which could have a material adverse effect on the Company's results of operations. Further, wage rates of qualified crews have begun to rise in the oil and gas service industry in response to the increasing competition, which could ultimately have the effect of reducing the Company's operating margins and results of operations.

         Operating Hazards and Uninsured Risks. The Company's oil and gas well service operations are subject to the many hazards inherent in the oil and gas drilling and production industry. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains insurance protection as it deems appropriate. Such insurance coverage, however, may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its operations.

         Environmental Risks. The Company is subject to numerous domestic governmental regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose "strict liability" and render a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

         Seasonality and Weather Risks. The Company's operations in the Rocky Mountain area and certain other of its service areas are subject to seasonal variations in weather conditions and daylight hours. Since the Company's activities take place outdoors, the average number of hours worked per day, and therefore the number of wells serviced per day, generally is less in winter months than in summer months, due to an increase in snow, rain, fog and cold conditions and a decrease in daylight hours. Furthermore, demand for the Company's wireline services by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

         Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny Ray Thronton, Vice-President, Operations, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through September 1999) and Thornton and Neel (throughApril 1, 2000), and has purchased "key-man" life insurance with respect to Mr. Jenkins.

ITEM 2.  PROPERTIES

         The Company leases 6,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on September 30, 2001 for its executive offices. The monthly rental is $1,900, plus electric and gas utilities. In addition, the Company maintains District Offices at 21 locations throughout its service area, a sales office in Denver, Colorado and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $222,000. Of such facilities three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company believes that all of the facilities are adequate for its current requirements.

         On March 9, 1998, the Company entered into a Real Estate Sales Agreement to purchase an approximately 13 acre parcel located in Montgomery County, Texas for a purchase price of approximately $186,000. The Company presently plans to construct an approximately 50,000 square foot building on the property that it intends to use for office and other general corporate purposes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and certain of its officers and Directors are respondents in an arbitration proceeding commenced by Monetary Advancement International, Inc. before the American Arbitration Association in New York, New York. The claimant seeks recompense against the Company and the other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for services allegedly rendered. The respondents have submitted an answer and counterclaims and have initiated a Court proceeding seeking a partial stay of the arbitration proceeding. The Company deems the allegations of the claimant to be without merit and intends to vigorously contest the case.

         The Company is a defendant in a number of other legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:

                                                                      BID PRICES
                                                  ----------------------------------------------------
                             1996                           HIGH                      LOW

              ----------------------------------------------------------------------------------------
              First Quarter                                $6.50                     $2.00
              Second Quarter                               $6.50                     $4.00
              Third Quarter                                $6.50                     $1.06
              Fourth Quarter                               $4.55                     $1.75


                                                                      BID PRICES
                                                  ----------------------------------------------------
                             1997                           HIGH                      LOW

              ----------------------------------------------------------------------------------------

              First Quarter                                $4.44                     $2.75
              Second Quarter                               $4.19                     $2.56
              Third Quarter                                $6.81                     $3.13
              Fourth Quarter                               $9.63                     $6.00


                                                                      BID PRICES
                                                  ----------------------------------------------------
                             1998                           HIGH                      LOW

              ----------------------------------------------------------------------------------------

              First Quarter                                $8.00                     $5.88
              Second Quarter
                 (through April 9)                         $7.94                     $7.50


         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On April 9, 1998, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $7.56.

         As of March 16, 1998, the Company had approximately 345 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock, including in excess of 350 holding 100 shares or more. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services both through the acquisition of other oil and natural gas well service companies and by intensified marketing of its services. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. This effect has been offset in recent years by a number of industry trends, including advances in technology that have increased drilling success rates and efficiency and an general upgrading in technology used on the Company's equipment.

         The following table sets forth the Company's revenues from its three principal lines of business for each of the three years ended December 31, 1997:

                                                               YEAR ENDED DECEMBER 31
                                              1997                       1996                      1995
------------------------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
                                    ------------------------------------------------------------------------------

Wireline Services                             $ 9,223                  $ 5,585                   $ 4,626

Directional Drilling                            5,932                       -0-                       -0-

Workover and Completion                         1,618                    1,709                     1,324

Other                                             290                      289                       229

                                    -------------------------- ------------------------- -------------------------

                                              $17,063                   $7,582                    $6,179

                                    ========================== ========================= =========================


TWELVE-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

         The Company had income before extraordinary gain of approximately $447,000 for the year ended December 31, 1997, as compared to income before extraordinary gain of approximately $427,000 in 1996. The Company experienced net income of $447,000 for the year ended December 31,1997 as compared to $2.0 million for the year ended December 31, 1996, after reflecting the extraordinary gain on extinguishment of debt, net of income taxes, in 1996.

         Revenues increased by $9.5 million or 125% to $17.1 million for the year ended December 31, 1997 as compared to revenues of $7.6 million for the year ended December 31, 1996. Of such increase, approximately $8.2 million was the result of acquisitions completed during 1997 and approximately $1.3 million was the result of the improved market and pricing for the Company's services. Of the increase in wireline services revenue, $2.3 million was the result of the acquisition of Petrolog and PWS and $1.3 million was the result of increases in the Company's other operations. The remaining increase of $5.9 million was due to directional drilling revenues resulting primarily from the Diamondback acquisition. Revenues from workover and completion activities declined primarily because of the completion of a project undertaken in 1996.

         Operating costs increased by $7.1 million for the year ended December 31, 1997, as compared to 1996. This increase was due primarily to the increase in the level of activities primarily as a consequence of the acquisitions completed in 1997. Salaries and benefits increased by $1.8 million for 1997, as compared to 1996, while the total number of employees increased from 110 at December 31, 1996 to 280 at December 31, 1997. This was due to salary increases and hiring of additional personnel. Operating costs as a percentage of revenues increased to 71.7% in 1997 from 67.5% in 1996 primarily because of costs relating to commencing operations at newly acquired locations.

         Selling, general and administrative expenses increased by approximately $889,000 from $1.3 million in 1996 to $2.1 million in 1997. As a percentage of revenues, selling, general and administrative expenses declined from 17.2% in 1996 to 12.8% in 1997, primarily as a result of increased revenues due to acquisitions completed without a significant increase in executive and administrative personnel.

         Depreciation and amortization increased from $574,000 in 1996, 7.6% of revenues, to $1.4 million in 1997, 8.2% of revenues, primarily because of the higher asset base of depreciable properties in 1997 over 1996.

         Interest expense and amortization of debt discount increased by $267,000 for 1997 as compared to 1996. This was directly related to the increased amounts of indebtedness outstanding in 1997 incurred to finance acquisitions. See "Note 6 of Notes to Consolidated Financial Statements."

         Net gain on sale of fixed assets decreased in 1997 to $26,000 from $77,000 in 1996 because of the sale of smaller amounts of equipment in 1997 from 1996. Other income increased by $33,000 in 1997 because of interest income.

         Income tax expense totaled approximately $222,000 for 1997 compared to a benefit of $66,000 for 1996. These totals contain Federal and State deferred as well as current amounts. See "Note 10 of Notes to Consolidated Financial Statements." The federal and state tax benefits in 1996 results from the elimination of the Company's valuation allowance associated with its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by Company operating activities was $1.2 million for the year ended December 31, 1997 as compared to $771,000 for the year ended December 31, 1996. Investing activities of the Company used cash of $3.8 million during the year ended December 31, 1997 for the acquisition of property, plant and equipment and other businesses offset by proceeds from the sale of fixed assets of $74,000. During the year ended December 31, 1996, acquisitions of property, plant and equipment and other businesses used cash of $725,000 offset by proceeds of $95,000 from the sale of fixed assets. Financing activities provided cash of $2.6 million from the net proceeds from the issuance of convertible notes and warrants and the sale of common stock during the year ended December 31, 1997 offset by principal payments on long-term notes and capital lease obligations of $347,000. During the year ended December 31, 1996, the sale of shares of Common Stock resulted in proceeds of $643,000 offset by principal payments on long-term debt and capital lease obligations of $342,000.
                                      -17-

         Cash at December 31, 1997 was $436,000 as compared with cash at December 31, 1996 of $727,000.

         During the year ended December 31, 1997, the Company expended $1.5 million for the acquisition of property, plant and equipment financed under capital leases and notes payable and incurred an additional $9.1 million of notes payable in connection with the acquisition of businesses. During the year ended December 31, 1996, the Company expended $797,000 for the acquisition of property, plant and equipment.

         The Company's recent growth and increased revenues has been principally the result of the completion of five acquisitions since November 1996. On November 19, 1996, the Company acquired the outstanding stock of DynaJet, Inc., which has been engaged in the wireline business in the Gillette, Wyoming area for more than eighteen years. Its service area includes the states of Wyoming, South Dakota, Montana and New Mexico. On June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. which has been engaged in the wireline business in southern Alabama and southern Mississippi. On June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. which has been engaged in the wireline business in Wyoming, Montana and South Dakota. On October 9, 1997, the Company completed the acquisition, effective September 1, 1997, of Diamondback Directional, Inc. which has been engaged in providing directional drilling and other oil and gas well services in the Texas and Louisiana area, and on December 15, 1997, the Company completed the acquisition of the assets of Cam Wireline Services, Inc., which provides wireline services in the Permian Basin.

         On March 16, 1998, the Company acquired from Phoenix its domestic oil and gas well directional drilling and downhole survey service business including the related operating assets and properties (such acquisition is herein referred to as the "Phoenix Acquisition"). The purchase price was approximately $19.0 million payable in cash at the closing. The operations of the business acquired are conducted throughout the primary oil and gas producing areas of the continental United States and employ approximately 100 persons. Financing for the transaction was obtained through secured borrowings of $9.0 million and the sale of convertible notes and warrants to St. James Capital Partners, L.P. ("St. James") for $10.0 million. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions."

         Currently, the Company has no definitive agreements to acquire any additional wireline companies. However, there can be no assurance that the Company will not acquire additional wireline companies in the future, or that any such acquisitions, if made, will be beneficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

         The Company intends to fund its acquisitions using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

         In March 1998, in connection with providing funding to complete the Phoenix Acquisition, the Company completed the sale in a private placement of 596,000 shares of Common Stock at a price of $5.50 per share for gross proceeds of approximately $3.3 million.

         Under the terms of its agreement to acquire Diamondback, the Company agreed to commit to make approximately $4.0 million available to the Diamondback business for capital improvements during the years 1998 and 1999.

         The Company believes that cash flow generated from operations will be sufficient to fund its normal working capital needs and capital expenditures for at least the next 12 months.

         Credit Facility. On March 16, 1998, the Company entered into a Loan and Security Agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet") pursuant to which the Company is able to borrow, subject to meeting certain lending conditions, a total of $19.0 million. Of such amount, $9.0 is a term loan (the "Term Loan"), substantially all of which was borrowed to pay a portion of the purchase price for the Phoenix acquisition, up to $2.0 million (the "Equipment Line") is available to be borrowed to acquire additional equipment, and up to $8.0 million (the "Revolving Line") is available to be borrowed for general operating capital purposes. The Equipment Line is available, subject to certain limitations, in amounts up to 80% the purchase price or appraised value of new equipment and is repayable in equal monthly installments over five years. The Revolving Line is available to be borrowed from time to time, subject to no default under the Credit Facility, in amounts up to 85% of the Company's eligible accounts receivable subject to the $8.0 million limitation. Interest on the Credit Facility is equal to Fleet's base rate plus 0.5% on the Revolving Line and Fleet's base rate plus 0.75% on the other borrowings under the Credit Facility. Amounts repaid under the Term Loan and the Equipment Line cannot be reborrowed. The Credit Facility terminates and, subject to all prepayment obligations, the outstanding balance is due and payable on March 15, 2001. The Credit Facility can be terminated by the Company prior thereto subject to a prepayment penalty, under certain circumstances, declining from 3% during the first year after March 16, 1998 to 1% during the last year the Credit Facility is outstanding. The Credit Facility is secured by a senior and prior lien against substantially all the Company's real and personal property, including the assets acquired in the Phoenix Acquisition, subject to certain exceptions. The Credit Facility includes a number of affirmative and negative covenants including requirements as to providing Fleet with access to the Company's facilities, financial and other information, a requirement that St. James convert not less than $4.9 million of indebtedness owed by the Company to St. James into capital stock of the Company no later than May 31, 1998, restrictions on mergers, consolidations, acquisitions, limitations on total indebtedness, restrictions on liens, subject to certain exceptions, on its properties, prohibitions against the payments of dividends and other distributions to stockholders, restrictions on capital expenditures, dispositions of assets and sales of subsidiary stock, among other covenants. Such covenants also prohibit the Company from making payments on the promissory note owing to Diamondback Drilling, Inc. in the amount of $3.0 million except on terms approved by Fleet or (i) out of a minimum borrowing availability of $2.0 million, or (ii) a secondary offering of the Company's capital stock. The Credit Facility contains a number of affirmative covenants requiring the Company to maintain compliance with various financial ratios relating to fixed charges, interest coverage ratios, tangible net worth, total indebtedness to tangible net worth, among other things. Events of default under the Credit Facility include, among other things, the failure to pay principal and interest when due, making any misrepresentations to Fleet in any of the loan documents, breach of the covenants contained in the Credit Facility or defaults under the security documents under the Credit Facility, defaults on other indebtedness, adverse changes in the Company's financial condition or prospects, insolvency and other bankruptcy proceedings, the failure of St. James to own at 55% of the Company's issued and outstanding capital stock of the Company (on a fully diluted basis) prior to a secondary offering of the Company's securities, or, pursuant to a secondary public offering of capital stock of the Company, at least 30% of the Company's issued and outstanding capital stock, on a fully diluted basis. In the event of a default under the Credit Facility, at the option of Fleet, all amounts thereunder become immediately due and payable and Fleet would have the right as a secured lender to foreclose against substantially all of the Company's assets.

YEAR 2000 COMPUTER ISSUES

         The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse effect on its financial condition or results of operations. However, it is possible that the Company's cash flows could be disrupted by year 2000 problems experienced by the oil and gas production companies that utilize its services, financial institutions or other persons. The Company is unable to quantify the effect, if any, of year 2000 computer problems that may be experienced by these third parties.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (the "Board") has issued SFAS No. 130, Reporting Comprehensive Income that establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income, but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the consolidated financial position, results of operations, earnings per share, or cash flows.

         The Board has issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

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

         The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period.

         This Statement is effective for financial statements for periods beginning after December 15, 1997 with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated   Financial   Statements   of  the  Company   meeting  the
requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

                                                                                                Page
                                                                                                ----
         Report of Independent Accountants for the Years Ended
         December 31, 1997, 1996 and 1995....................................................   F-1

         Consolidated Balance Sheets as of
         December 31, 1997 and 1996..........................................................   F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995....................................................   F-3

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995........................................   F-4

         Consolidated Statements of Cash Flows for the Year Ended
         December 31, 1997, 1996 and 1995....................................................   F-5

         Notes to Consolidated Financial Statements..........................................   F-6



ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 1997, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The  following  table  contains  information   concerning  the  current
Directors and executive officers of the Company:

                          NAME                       AGE                         POSITION
           ---------------------------------------------------------------------------------------------

                   William L. Jenkins                 44            President, Chief Operating Officer
                                                                               and Director

                     Allen R. Neel                    40                 Executive Vice-President

                   Danny Ray Thornton                 46               Vice-President - Operations

                  John A. McNiff, Sr.                 70                  Secretary and Director

                      Michael Brod                    52                         Director

                    John L. Thompson                  39                         Director

                   Charles Underbrink                 44                         Director


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

         Allen R. Neel, is the Executive Vice-President of the Company and has been employed by the Company since August 1990. He is currently in charge of the Company's directional drilling activities. In 1981, Mr. Neel received his BS Degree in Petroleum Engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Halliburton Services. From 1987 to 1989, he worked as a District Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves in 1990, Mr. Neel assumed a position with the Company.

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

         Michael Brod was elected a Director of the Company in January 1997. Mr. Brod is a former Allied member of the New York Stock Exchange and former President of a member firm. He was employed in the corporate finance department of Dickinson & Company, Inc. from November 1995 to February 1997 and is currently engaged as a financial consultant to Swartwood, Hesse Inc., a registered broker/dealer.

         John L. Thompson is a director and President of St. James Capital Corp., a Houston-based merchant banking firm. St. James Capital Corp. also serves as the General Partner of St. James Capital Partners, L.P., an investment limited partnership specializing in merchant banking related investments.
Additionally, he is Chairman of the Board of Herlin Industries, Inc., a publicly-held holding company engaged in energy services and is a Director of Industrial Holdings, Inc., a publicly-held company. Prior to co-founding St. James, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues. Mr. Thompson was elected to the Company's Board of Directors pursuant to the terms of agreements between the Company and St. James Capital Partners, L.P. See "Certain Transactions" for a description of the transaction.

         Charles Underbrink is was elected a Director on April 1, 1998. He is the Chief Executive Officer and Chairman of St. James Capital Corp., the general partner of St. James Capital Partners, L.P., a position he has held since July 1995.

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

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth compensation paid or awarded to the President and Chief Executive Officer of the Company for all services rendered to the Company in each of the years 1997, 1996 and 1995. No other executive officer received compensation exceeding $100,000 in any of those years.

                                               SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ----------------------------------------------------------------------------
                                                         BONUS/ANNUAL    SECURITIES      LONG-TERM
        NAME AND                                          INCENTIVE      UNDERLYING      INCENTIVE       ALL OTHER
   PRINCIPAL POSITION         YEAR          SALARY          AWARD          OPTIONS        PAYOUTS      COMPENSATION
---------------------------------------------------------------------------------------------------------------------

William L. Jenkins,           1997         $110,000          -0-             -0-            -0-           $1,216
   President                  1996          $95,000          -0-             -0-            -0-           $1,216(1)
                              1995          $63,000          -0-             -0-            -0-               -0-


---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.

         No options were granted to or exercised by Mr. Jenkins during the year ended December 31, 1997 and Mr. Jenkins held no options at that date.

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

         The Company has entered into two-year employment agreements terminating on April 1, 2000 with each of Allen R. Neel, Executive Vice-President and Danny Ray Thornton, Vice-President, Operations, of the Company, pursuant to which they receive base compensation of $75,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter. In addition, the agreements provide for the grant to such employees of options to purchase 50,000 shares of the Company's Common Stock on execution of the agreements and 10,000 shares on each of the first three anniversary dates of the agreements, provided such persons continue to be employed by the Company, exercisable at a price of $2.625 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 16, 1998 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of April 2, 1998, the Company had 3,719,587 shares of Common Stock outstanding.

                                                                                       PERCENTAGE OF
                                                            NUMBER OF SHARES            OUTSTANDING
                     NAME AND ADDRESS (1)(2)                      OWNED                  SHARES(3)
            ------------------------------------------- -------------------------- -----------------------

            William L. Jenkins                                     210,000                  5.6%

            John A. McNiff, Sr.                                     20,000(4)               0.1%
            Trallers Modernos
            Varsovia #44, Piso 11
            Col Juarez, Mexico, D.F. 06600

            Michael Brod                                            30,000(4)               0.1%
            180 East 88th Street - #8
            New York, New York  10128

            International Trust Company of                         260,032(5)               6.9%
              Bermuda Ltd.
            Bermuda Commercial Bank Building
            44 Church Street
            Hamilton, HM12, Bermuda

            Danny Ray Thornton                                      80,666(6)               2.1%

            Allen R. Neel                                           80,000(6)               2.1%

            St. James Capital Partners, L.P. (7)                 6,172,827                 62.4%
            1980 Post Oak Boulevard - Suite 2030
            Houston, Texas  77056


                                                                                       PERCENTAGE OF
                                                            NUMBER OF SHARES            OUTSTANDING
                     NAME AND ADDRESS (1)(2)                      OWNED                  SHARES(3)
            ------------------------------------------- -------------------------- -----------------------

            Bendover Corp.(8)                                    647,569                   17.4%
            Alan W. Mann (9)
            M. Dale Jowers
            13843 Highway 105 West - Suite 212
            Conroe, Texas 77304

            All Directors and Officers as a Group              6,393,493(7)(10)            63.1%
               (5 persons including the above)

-----------------------------------

*        Less than 1%.

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 3748 Highway #45 North, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 3,806,420 shares outstanding as of March 16, 1998, except as otherwise noted.
(4) Includes an option to purchase 20,000 share of Common Stock, of which 5,000 shares are immediately exercisable and an additional 5,000 shares become exercisable on May 1, 1998 and each anniversary thereafter, provided such person remains a Director of the Company, at an exercise price of $2.63 per share.
(5)      Includes  39,375  shares  issuable on exercise of warrants at $2.00 per share.
(6) Includes 80,000 shares issuable on exercise of an option at a price of $2.625 per share, of which 50,000 shares are immediately exercisable and an additional 10,000 shares will become exercisable on April 1, 1998 and each anniversary thereafter, provided, the employee remains employed by the Company.
(7) Includes shares issuable to St. James Capital Partners, LP on conversion of notes and exercise of warrants. See "Item 12. Certain Relationships and Related Transactions."
(8) Based on information contained in the Schedule 13D dated October 9, 1997. On October 9, 1997, the Company issued 647,569 shares and paid $586,000 in cash to purchase substantially all the assets of Diamondback Directional, Inc. (which corporation subsequently changed its name to Bendover Corp.). Messrs. Mann and Jowers each own approximately 42.5% of the outstanding capital stock of Bendover Corp.
(9) Mr. Mann also holds directly 784 shares of Common Stock in addition to the 647,569 shares held by Bendover Corp. in which he has an indirect beneficial interest.
(10) Also includes the shares issuable on exercise of the vested portion of the options held by Messrs. McNiff, Brod, Thornton and Neel.

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

                                                       AMOUNT OF                        NUMBER OF SHARES
         NAME                                        INDEBTEDNESS                       OF COMMON STOCK
         ----                                        ------------                       ---------------

         Danny Ray Thornton                            $127,342                              63,671

         Allen R. Neel                                 $ 42,447                              21,223

         Reese James                                   $127,342                              63,671

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

         On March 9, 1998, the Employee Group agreed to release its lien on the Company's receivables in exchange for confirmation by the Company of its obligations to the Employee Group, which consist of (i) reimbursement of the Employee Group for their legal fees and expenses incurred in connection with their efforts to recover from MAII, and (ii) the agreement to make the Employee Group whole by issuing stock of the Company having a value of $240,000, based on the bid price at the date of issuance, less any recover from MAII.

         In October 1994, the Company entered into an agreement with William L. Jenkins, President of the Company, to lease 6,500 square feet of office space in a building owned by him. The Company leased these premises from Mr. Jenkins through October 1996 when he sold the building to a non-affiliated person who continues to lease the space to the Company at the same rental. Through October 1996, the Company made rental payments to Mr. Jenkins aggregating $19,000.

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

         During the year ended December 31, 1997, the Company issued 65,000 shares of Common Stock valued at $136,500 to Pangaea Investment Consultants, Ltd. in exchange for consulting services to be rendered through May 1999.

         During the year ended December 31, 1996, the Company issued 12,000 shares of Common Stock, valued at $15,000 to Pangaea Investment Consultants, Ltd. in reimbursement of expenses.

         Commencing in June 1997 through March 31, 1998, the Company entered into a series of transactions with St. James whereby the Company sold on the following dates for an aggregate purchase price of $14.9 million, the following securities:

                 DATE                                       SECURITY                           PRINCIPAL AMOUNT
---------------------------------------         ------------------------------------   ------------------------------

June 6, 1997                                    9% Convertible Promissory Note              $2.0 million(1)
October 9, 1997                                 7% Convertible Promissory Note              $2.9 million(2)
January 23, 1998                                8% Convertible Promissory Note             $10.0 million(3)(4)



          DATE                          NUMBER OF WARRANTS (5)           EXERCISE PRICE            EXPIRATION DATE
---------------------------         ----------------------------   ------------------------   ------------------------

June 6, 1997                                   666,000                     $2.75(4)               June 5, 2002

October 9, 1997                                725,000                     $4.6327(4)           October 10, 2002

January 23,1998                              2,000,000                     $6.75(4)             January 23, 2003


---------------------------

(1) Convertible at a current exercise price of $2.75 per share, subject to anti-dilution adjustments, into an aggregate of 727,272 shares of Common Stock. Effective June 5, 1998, the conversion price increases to $3.75 per share.
(2) Convertible at an exercise price of $4.6327 per share, subject to anti-dilution adjustments, into an aggregate of 625,985 shares of Common Stock.
(3) Convertible at an exercise price of $7.00 per share, subject to anti-dilution adjustments, into an aggregate of 1,428,571 shares of Common Stock (assuming all $10.0 million is borrowed).
(4)      Subject to anti-dilution adjustment.
(5) Each warrant represents the right to purchase one share of Common Stock at the exercise price.


         On each of June 6, 1997, October 9, 1997 and January 23, 1998, the Company entered into Purchase Agreements, and related notes, warrants and security documents (the "Agreements") with St. James regarding the purchase by St. James of the securities referred to in the table above. Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such Agreements contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated, as of March 16,1998, to borrowings by the Company from Fleet Capital Corporation in the maximum aggregate amount of $19.0 million. The notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the table above, subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. St.

James agreed to subordinate its security interests and rights to the indebtedness and security interests of the lenders providing up to $4.5 million pursuant to a term loan and $3.0 million pursuant to a revolving credit facility. Pursuant to the Agreements, the Company agreed to issue to St. James for nominal consideration the warrants to purchase shares of Common Stock of the Company exercisable at the prices set forth in the table above, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise prices then in effect. Under the January 23, 1998 agreement, St. James will be issued warrants to purchase 20,000 shares of Common Stock for each $100,000 borrowed under the agreement, or a maximum aggregate of warrants to purchase 2,000,000 shares, all of which warrants were issued as of March 31, 1998. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James will be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of January 23, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and Fleet Capital Corporation, St. James could seek to foreclose against the collateral for the notes.

         In the October 1997 and January 1998 agreements, St. James agreed to convert its $2.0 million convertible note dated June 5, 1997 and its $2.9 million convertible note dated October 10, 1997 into shares of the Company's Common Stock at such time as the Company has filed a registration statement under the Securities Act of 1933 relating to the shares issuable on conversion of such notes and on exercise of the warrants issued to St. James and such registration statement has been declared effective. The Company intends to file a registration statement under the Securities Act during the second quarter of 1998 to register these shares.

         In March 1998, St. James agreed to certain amendments to its agreements with the Company in connection with the Company's borrowings from Fleet Capital Corporation to finance the Phoenix Acquisition. St. James has advised the Company that it is seeking to be compensated for agreeing to the amendments to the terms of its agreements with the Company. The Company and St. James are currently engaged in negations regarding the terms of such compensation and the terms of such amendment have not been finalized.

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

         Exhibit           Designation
         -------           -----------

           3.2 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 21, 1989 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990).

           3.3 By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18, effective date December 6, 1988).

         10.1 Employment Agreement, dated September 18, 1996, between William L. Jenkins and the Company. (Filed as
                           Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

         10.2 Employment Agreement, dated January 31, 1997, between Danny Ray Thornton and the Company, and amendment thereto.

         10.3 Employment Agreement, dated January 31,1997, between Allen R. Neel and the Company, and amendment thereto.

         10.4 Purchase and Sale Agreement dated June 6, 1997 between Black Warrior Wireline Corp. and Vernon E. Tew, Jr., Mark R. Roberts, E.J. Wooten, Chester Whatley and William A. Tew. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.5 Purchase and Sale Agreement dated June 9, 1997 between Black Warrior Wireline Corp. and John L. Morton, Theodore W. Morton, and John D. Morton. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6, 1997)

         10.6 Agreement for Purchase and Sale dated June 6, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.7 $2,000,000 Convertible Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6, 1997)

         10.8 $3,000,000 Bridge Loan Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6, 1997)


         10.9 Warrant dated June 6, 1997 to purchase 546,000 shares of Common Stock issued to St. James Capital Partners, L.P. *

         10.10 Warrant dated June 6, 1997 to purchase 120,000 shares of Common Stock issued to St. James Capital Partners, L.P. *

         10.11 Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated June 6, 1997. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.12 Asset Purchase Agreement dated as of September 1, 1997 between Black Warrior Wireline Corp. and Diamondback Directional, Inc., Alan Mann and Michael Dale Jowers. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.13 Employment Agreement effective as of September 1, 1997 between the Company and Alan Mann. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.14 Employment Agreement effective as of September 1, 1997 between the Company and Michael Dale Jowers. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.15 Registration Rights Agreement dated October 10, 1997 between the Company and DDI. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.16 $3.0 million promissory note due August 31, 1999 issued to DDI. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.17 Agreement for Purchase and Sale dated October 9, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9,
                           1997).

         10.18 $2,900,000 Convertible Promissory Note dated October 10, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.19 Warrant dated October 10, 1997 to purchase 725,000 shares of Common Stock issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.20 Amendment No. 1 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated October 10, 1997. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

         10.21 Asset Purchase Agreement dated as of January 1, 1998 between Black Warrior Wireline Corp. and Phoenix Drilling Services, Inc. (Filed as an exhibit to the Company's Current Report on Form 8-K for January 23,
                           1998).

         10.22 Agreement for Purchase and Sale dated January 23, 1998 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for January 23, 1998).

         10.23 $10,000,000 Convertible Promissory Note dated January 23, 1998 issued to St. James Capital Partners, L.P. Filed as an exhibit to the Company's Current Report on Form 8-K for January 23, 1998).

         10.24 Warrant dated January 23, 1998 to purchase 200,000 shares of Common Stock issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for January 23, 1998).

         10.25 Amendment No. 2 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated January 23, 1998. (Filed as an exhibit to the Company's Current Report on Form 8-K for January 23, 1998).

         21                Subsidiaries.

                              NAME                        STATE OF INCORPORATION
                              Boone Wireline Co., Inc.            Alabama

         27                Financial Data Schedule.

------------------------

*        Filed herewith

         (b)      Reports on Form 8-K.

                  During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K dated October 9, 1997 and filed an amendment thereto on December 24, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 14, 1998

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


Signature                                            Capacity                                    Date
---------                                            --------                                    ----
/s/ William L. Jenkins                               President (Principal Executive,             April 14, 1998
----------------------------------                     Financial and Accounting Officer
William L. Jenkins                                     and Director


/s/ John A. McNiff, Sr.                              Director                                    April 14, 1998
----------------------------------
John A. McNiff, Sr.


/s/ Michael Brod                                     Director                                    April 14, 1998
----------------------------------
Michael Brod


/s/ John L. Thomspon                                 Director                                    April 14, 1998
----------------------------------
John L. Thompson


/s/ Charles Underbrink                               Director                                    April 14, 1998
----------------------------------
Charles Underbrink

                          BLACK WARRIOR WIRELINE CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Black Warrior Wireline Corp.
Columbus, Mississippi

We have audited the accompanying consolidated balance sheets of Black Warrior Wireline Corp. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Warrior Wireline Corp. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
March 19, 1998, except Note 18, as to
  which the date is April 2, 1998

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

                                      ASSETS                                                 1997             1996
Current assets:
   Cash and cash equivalents                                                         $       435,845   $      727,454
   Short-term investments                                                                     50,000
   Accounts receivable, less allowance for doubtful accounts of $143,559
     and $136,959                                                                          5,459,689        1,369,306
   Inventories                                                                               386,683          183,467
   Prepaid expenses                                                                          390,144           53,424
   Income tax receivable                                                                                       14,636
   Deferred tax asset                                                                         80,815          138,071
   Other receivables                                                                         514,946
                                                                                     ---------------   --------------
        Total current assets                                                               7,318,122        2,486,358
Land and building, held for sale                                                                              400,000
Property, plant, and equipment, less accumulated depreciation                              9,347,685        2,194,591
Other assets                                                                                 358,521            5,420
Goodwill, less accumulated amortization of $134,421                                        9,061,655          224,305
                                                                                     ---------------  ---------------
        Total assets                                                                 $    26,085,983  $     5,310,674
                                                                                     ===============  ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $     3,619,466  $       808,832
   Accounts payable, related parties                                                           6,090           89,733
   Accrued salaries and vacation                                                             124,376           25,085
   Income taxes payable                                                                      599,877           52,548
   Accrued interest payable                                                                   69,041           29,530
   Other accrued expenses                                                                    289,445          381,396
   Deferred revenue                                                                          100,000
   Current maturities of notes payable to banks                                                7,624           18,272
   Mortgage notes payable, related party                                                     380,000          150,000
   Current maturities of long-term debt and capital lease obligations                        793,618          307,806
                                                                                     ---------------  ---------------
        Total current liabilities                                                          5,989,537        1,863,202
Deferred tax liability                                                                     1,132,513          214,355
Long-term accrued interest payable                                                           150,364
Notes payable to banks, less current maturities                                               22,212           31,486
Mortgage notes payable, related party                                                                         230,000
Notes payable to related parties                                                           8,070,549
Long-term debt and capital lease obligations, less current maturities                      5,123,535          713,873
                                                                                     ---------------  ---------------
        Total liabilities                                                                 20,488,710        3,052,916
                                                                                     ---------------  ---------------

Commitments and contingencies (Notes 6, 7, 13, and 15)

Stockholders' equity:
   Preferred stock, $.0005 par value, 2,500,000 shares authorized none issued at December 1997
   Common stock, $.0005 par value, 12,500,000 shares and 50,000,000 shares authorized in 1997 and 1996, respectively; 2,990,254 and 2,185,216 shares
     issued at December 31, 1997 and 1996, respectively                                        1,495            1,093
   Additional paid-in capital                                                              7,744,953        5,133,087
   Common stock to be issued in connection with acquisition (133,333 shares)                 280,000
   Accumulated deficit                                                                    (1,845,782)      (2,293,029)
   Treasury stock, at cost, 4,620 shares at 1997 and 1996                                   (583,393)        (583,393)
                                                                                     ---------------  ---------------
        Total stockholders' equity                                                         5,597,273        2,257,758
                                                                                     ---------------  ---------------
        Total liabilities and stockholders' equity                                   $    26,085,983  $     5,310,674
                                                                                     ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1997, 1996, and 1995

                                                                      1997              1996              1995
Revenues                                                        $     17,062,542  $    7,582,021     $     6,179,218

Operating costs                                                       12,247,630       5,116,777           4,522,920

Selling, general, and administrative expenses                          2,191,785       1,302,994           1,187,900

Depreciation and amortization                                          1,442,635         574,400             690,601
                                                                ----------------  --------------     ---------------

      Income (loss) from operations                                    1,180,492         587,850            (222,203)

Interest expense and amortization of debt discount                      (609,430)       (342,197)           (625,990)

Net gain on sale of fixed assets                                          25,584          76,645              65,450

Other income                                                              72,642          39,425              10,627
                                                                ----------------  --------------     ---------------

      Income (loss) before provision (benefit) for income
        taxes and extraordinary gain                                     669,288         361,723            (772,116)

Provision (benefit) for income taxes                                     222,041         (65,715)           (226,554)
                                                                ----------------  ---------------    ---------------
      Income (loss) before extraordinary gain                            447,247         427,438            (545,562)

Extraordinary gain on extinguishment of debt, net of income
   taxes of  $-0- in 1996 and $226,554 in 1995 (Note 6)                                1,608,501             387,413
                                                                ----------------  --------------     ---------------
      Net income (loss)                                         $        447,247  $    2,035,939     $      (158,149)
                                                                ================  ==============     ===============

Income (loss) per common share - basic:
   Income (loss) before extraordinary gain                      $           0.18  $         0.41     $         (6.14)
   Extraordinary gain, net of income taxes                                                  1.55                4.36
                                                                ----------------  --------------     ---------------
   Net income (loss) per common share - basic                   $           0.18  $         1.96     $         (1.78)
                                                                ================  ==============     ===============

Income (loss) per common share - diluted:
   Income (loss) before extraordinary gain                      $           0.14  $         0.41   $           (6.14)
   Extraordinary gain, net of income taxes                                                  1.55                4.36
                                                                ----------------  --------------   -----------------
   Net income (loss) per common share - diluted                 $           0.14  $         1.96   $           (1.78)
                                                                ================  ==============   =================

Weighted average common shares outstanding                             2,533,650       1,040,192              88,905
                                                                ================  ==============   =================
Weighted average common shares outstanding
   with dilutive securities                                            3,759,756       1,040,192              88,905
                                                                ================  ==============   =================

The accompanying notes are an integral part of these consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997, 1996, and 1995

                                                                                      COMMON
                                     COMMON STOCK                                      STOCK           TREASURY STOCK
                                ------------------------   PAID-IN     ACCUMULATED     TO BE      ----------------------
                                  SHARES      PAR VALUE    CAPITAL       DEFICIT       ISSUED        SHARES       COST
                                ------------ ----------- -----------  ------------- ------------- ----------- ----------
Balance, December 31, 1994       14,169,252  $    7,085  $ 1,992,695  $ (4,170,819)                 815,173   $ (583,393)

Effect of 1 for 200 reverse
   stock split                  (14,098,351)     (7,049)       7,049                               (810,553)

Conversion of notes payable and
   subordinated debentures
   to common stock                  648,151         324    1,295,978

Shares issued in consideration
   for consulting services           40,000          20       79,980

Net loss for the year ended
   December 31, 1995                                                      (158,149)
                                 ----------  ----------  ------------ ------------                 --------   ----------
Balance, December 31, 1995          759,052         380     3,375,702   (4,328,968)                   4,620     (583,393)

Shares issued in private
   placement                        600,000         300       643,080

Conversion of subordinated
   debentures to common stock
   and stock warrants               814,164         407     1,099,311

Shares  issued to related party
   in consideration for services
   performed                         12,000           6        14,994

Net income for the year ended
   December 31, 1996                                                     2,035,939
                                 ----------  ----------  ------------ ------------                 --------   ----------
Balance, December 31, 1996        2,185,216       1,093     5,133,087   (2,293,029)                   4,620     (583,393)

Shares issued in consideration
   for consulting services           65,000          32       136,461

Shares issued for acquisitions      672,538         336     2,239,664

Shares to be issued in
   connection with acquisition
   (133,333 shares)                                                                 $  280,000

Issuance of warrants                                           69,550

Shares  issued from exercise of      67,500          34       134,966
warrants

Stock option plan  compensation
expense                                                        31,225

Net income for the year ended
   December 31, 1997                                                       447,247
                                 ----------  ----------- ------------ ------------  ----------     --------   ----------

Balance, December 31, 1997        2,990,254  $    1,495  $  7,744,953 $ (1,845,782) $  280,000        4,620   $ (583,393)
                                 ==========  ==========  ============ ============  ==========     ========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997, 1996, and 1995

                                                                               1997            1996           1995
Cash flows from operating activities:
   Net income (loss)                                                   $     447,247    $    2,035,939  $    (158,149)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation                                                       1,308,214           574,400        690,601
        Amortization                                                         134,421
        Allowance for doubtful accounts                                       96,359             6,844         12,575
        Net gain on disposition of assets                                   (124,384)          (76,645)       (65,450)
        Compensation, consulting, and management expenses paid
           by issuance of common stock                                       167,725            15,000         80,000
        Gain on extinguishment of debt                                                      (1,608,501)      (613,967)
        Deferred tax expense (benefit)                                       185,245          (118,262)
        Change in:
           Accounts receivable                                            (1,843,476)         (456,033)         32,052
           Inventories                                                      (148,313)            3,556         42,381
           Prepaid expenses                                                 (336,720)          (18,284)        41,838
           Other receivables                                                    (310)           65,974         20,257
           Other assets                                                     (283,551)              (15)        (1,563)
           Accounts payable and accrued liabilities                        1,562,981           347,490        528,643
                                                                       -------------   --------------- --------------
                Cash provided by operating activities                      1,165,438           771,463        609,218
                                                                       -------------   --------------- --------------

Cash flows from investing activities:
   Acquisitions of property, plant, and equipment                         (3,087,666)         (468,354)      (299,306)
   Proceeds from sale of fixed assets                                         74,448            95,072        120,031
   Purchase of short-term investments                                        (50,000)
   Acquisitions of businesses, net of cash acquired                         (697,224)         (256,783)
                                                                       -------------   --------------- --------------
                Cash used in investing activities                         (3,760,442)         (630,065)      (179,275)
                                                                       -------------   --------------- --------------

Cash flows from financing activities:
   Proceeds from bank and other borrowings                                 2,515,303                           41,959
   Proceeds from issuance of common stock, net                               135,000           643,380
   Principal payments on long-term debt, notes payable, and
      capital lease obligations                                             (346,908)         (342,149)      (227,530)
                                                                       -------------   --------------- --------------
                Cash provided by (used in) financing activities            2,303,395           301,231       (185,571)
                                                                       -------------   --------------- --------------
                Net increase (decrease) in cash and cash equivalents        (291,609)          442,629        244,372
Cash and cash equivalents, beginning of year                                 727,454           284,825         40,453
                                                                       -------------   --------------- --------------
Cash and cash equivalents, end of year                                 $     435,845   $       727,454 $      284,825
                                                                       =============   =============== ==============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
      Interest                                                         $     419,555   $        74,746 $       78,392
                                                                       =============   =============== ==============
      Income taxes                                                     $     132,649   $             0 $            0
                                                                       =============   =============== ==============

Supplemental schedule of noncash investing and financing activities:
   Land and building with basis of $400,000 exchanged for a $500,000
        note                                                           $     500,000
   Notes payable and subordinated debentures converted to common
      stock and stock warrants (Note 6)                                                $     1,343,750 $    1,296,302
   Principal forgiven                                                                                          57,078
   Accrued interest forgiven (Note 6)                                                        1,514,468        556,889
   Accrued interest converted to notes payable                                                                 52,962
   Acquisition of property, plant, and equipment financed under
        capital leases and notes payable                                   1,528,347           796,930        371,846
   Notes payable incurred in connection with acquisitions of
        businesses                                                         9,148,449           380,000
   Borrowings to refinance existing debt                                   4,500,000


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

  2.   SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Black Warrior Wireline Corp. and its wholly owned subsidiary, Boone Wireline Co. All significant intercompany accounts and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. Unbilled amounts included in accounts receivable totaled $554,000 and $0 at December 31, 1997 and 1996, respectively.

       INVENTORIES - Inventories, which consist primarily of supplies used in well servicing activities, have useful lives of less than one year and are stated at the lower of cost (first-in, first-out method) or net realizable value.

       LAND AND BUILDING, HELD FOR SALE - Land and building, held for sale was stated at the lower of cost or estimated net realizable value. During 1997, the land and building were sold in exchange for a $500,000 mortgage promissory note bearing interest at 8% and due August 31, 1998. The mortgage promissory note is included in other receivables on the consolidated balance sheet at December 31, 1997. The gain of $100,000 on the sale has been deferred until payments are received on the note inasmuch as it is a nonrecourse mortgage promissory note.

       PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years. At December 31, 1997, significantly all of the property, plant, and equipment has been pledged as collateral for the Company's borrowings.

       GOODWILL - Goodwill is stated at cost and is being amortized on a straight-line basis over ten to twenty-five years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. If impairment was indicated by this analysis, measurement of the loss would be based on the fair market value of the businesses acquired. The Company considers external factors relating to the acquired businesses, including local market developments, regional and national trends, regulatory developments and other pertinent factors in making its assessment. The Company does not believe there are currently any indicators that would require an adjustment to the carrying value of goodwill or to its remaining life as of December 31, 1997.

       LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. There were no such impairments at December 31, 1997 and 1996.

       INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

       STOCK-BASED COMPENSATION - In 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation plans. In accordance with the provisions of SFAS No. 123, the Company has chosen to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to its stock-based employee compensation arrangements.

       USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

       REVENUE RECOGNITION - Revenues are recognized at the time of service performance.

       EARNINGS PER SHARE - In 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

       As required by this statement, all prior-period EPS data presented has been restated.

  3.   ACQUISITIONS

       On November 20, 1996, the Company acquired substantially all of the assets of Dyna Jet, Inc. (Dyna Jet), a privately owned Wyoming corporation. Dyna Jet is engaged in the wireline and oil and gas well service business in Gillette, Wyoming.

       For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, Dyna Jet's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $758,000, consisting of approximately $288,000 in cash, funded by a portion of the proceeds from the issuance of common stock pursuant to a private placement (see Note 8) and $470,000 in promissory notes and payables. The aggregate purchase price has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over net assets acquired, goodwill, approximated $224,000 and is being amortized over ten years.

       Effective June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. (PWS). PWS is engaged in the wireline and oil and gas well services business in southern Alabama and southern Mississippi. The purchase price consisted of $540,000 in cash financed with the proceeds of a $2,000,000, 9% convertible promissory note and the issuance of 133,333 shares (issued on January 1, 1998) of the Company's common stock. In addition to providing the funds to complete the PWS acquisition, a portion of the funds was used to purchase and improve equipment. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, PWS's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over net assets acquired, goodwill, approximated $718,000 and is being amortized over twenty-five years. During the fourth quarter of 1997, the Company finalized its allocation of the purchase price of PWS which resulted in an increase to goodwill of $108,000. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


        Fair value of assets acquired, including goodwill                            $     1,254,055
        Cash paid for assets acquired and transaction
           costs incurred, net of cash received                                              (16,850)
        Common stock issued in connection with acquisition                                  (280,000)
                                                                                     ---------------
           Liabilities assumed or incurred                                           $       957,205
                                                                                     ===============

       Effective June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. (Petro-Log). Petro-Log is engaged in the wireline and oil and gas well services business in Wyoming, Montana, and South Dakota. The $2,137,500 cash purchase price was financed from the proceeds of a $3,000,000, 10% bridge loan note (subsequently refinanced, see Note 6). In addition to providing the funds to complete the Petro-Log acquisition, the funds were used to purchase and improve equipment. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, Petro-Log's results are included in the consolidated financial statements since the date of acquisition. The acquisition resulted in goodwill of approximately $286,000 which is being amortized over 25 years. During the fourth quarter of 1997, the Company finalized its allocation of the purchase price of Petro-Log which resulted in an increase to fixed assets and goodwill of approximately $485,000 and $286,000, respectively. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


        Fair value of assets acquired, including goodwill                            $     3,438,613
        Cash paid for assets acquired and transaction costs incurred                        (595,381)
                                                                                     ---------------
           Liabilities assumed or debt incurred                                      $     2,843,232
                                                                                     ===============

       On October 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities, effective as of September 1, 1997, of Diamondback Directional, Inc. (DDI). DDI is engaged in providing oil and gas well drilling services, which consists of horizontal drilling as well as conventional directional drilling. The purchase price consisted of
       $2,750,000 in cash financed with the proceeds of a $2,900,000, 7% convertible promissory note, $3,170,549 of the Company's promissory notes and 647,569 shares of the Company's common stock. The purchase price is subject to adjustment, by reduction of the principal amount of the notes, to the extent the gross receipts, as defined in the purchase agreement, from the DDI operations for the twelve month period ending August 31, 1998 and August 31, 1999 fail to meet a specified performance standard. The acquisition resulted in goodwill of approximately $7,686,000, which is being amortized over twenty-five years. During the fourth quarter of 1997, the Company finalized its allocation of the purchase price of DDI which resulted in an increase to goodwill of approximately $126,000. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

        Fair value of assets acquired, including goodwill                            $      9,771,822
        Cash paid for assets acquired and transaction
           costs incurred, net of cash received                                               (74,178)
        Common stock issued in connection with acquisition                                 (2,100,000)
                                                                                     ----------------
           Liabilities assumed or debt incurred                                      $      7,597,644
                                                                                     ================

       On December 15, 1997, the Company acquired substantially all of the assets and certain of the liabilities of C&M Wireline Services, Inc., a Texas corporation, and C.A.M. Wireline Services, a Texas partnership (collectively CAM). CAM is engaged in the wireline and oil and gas well services business in Texas. The purchase price consisted of $650,000 in cash, financed with the proceeds of a 8.75% note, and the issuance of 24,969 shares of the Company's common stock. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, CAM's results are included in the consolidated financial statements since the date of acquisition. Goodwill resulting from the transaction approximated $270,000 and is being amortized over twenty-five years. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

        Fair value of assets acquired, including goodwill                            $        800,815
        Cash paid for assets acquired and transaction costs incurred                          (10,815)
        Common stock issued in connection with acquisition                                   (140,000)
                                                                                     ----------------
           Liabilities assumed or debt incurred                                      $        650,000
                                                                                     ================


       The Company has agreed that in the event it files a registration statement under the Securities Act of 1933 relating to an underwritten public offering of its shares, the holder of the shares issued in the above transactions will have certain rights to have the shares included in the registration statement.

       The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, as if the acquisitions and private placement of common stock (see Note 8) had occurred at the beginning of the years presented. The pro forma summary information does not necessarily reflect the consolidated results of operations as they actually would have been if the acquisitions and private placement had occurred at the beginning of the years presented.

                                                                                           1997              1996
                                                                                        (UNAUDITED)       (UNAUDITED)
        Revenues                                                                     $  26,681,392     $  18,353,362
                                                                                     =============     =============
        Income before extraordinary gain                                             $   1,192,033     $      70,858
                                                                                     =============     =============
        Net income                                                                   $   1,192,033     $   1,679,359
                                                                                     =============     =============
        Net income per common share - basic:
           Income before extraordinary gain                                          $        0.39     $        0.04
           Extraordinary gain                                                                                   0.87
                                                                                     -------------     -------------
              Net income per common share - basic                                    $        0.39     $        0.91
                                                                                     =============     =============
        Net income per common share - diluted:
           Net income before extraordinary gain                                      $        0.29     $        0.09
           Extraordinary gain                                                                                   0.47
                                                                                     -------------     -------------

              Net income per common share - diluted                                  $        0.29     $        0.56
                                                                                     =============     =============

       The unaudited pro forma consolidated results include the historical accounts of the Company and historical accounts of the acquired businesses and pro forma adjustments, including the amortization of the excess purchase price over the fair value of the net assets acquired, the elimination of interest expense on a note payable to the former stockholder of Dyna Jet which was repaid prior to closing, the increase in interest expense resulting from borrowings used to finance the acquisitions, the reduction of depreciation expense to reflect the sale of certain nonoperating assets to the former owners of Dyna Jet and Petro-Log, and the increase in depreciation expense as a result of purchase price adjustments.

  4.   RELATED PARTY TRANSACTIONS

       In connection with the DDI acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI. The two majority stockholders (85%) of DDI are now employees of the Company. The note bears interest at 6.5% and is due August 1999, with quarterly interest payments due beginning in January 1998. Interest expense and accrued interest payable on these borrowings totaled approximately $69,000 at December 31, 1997.

       In connection with the PWS and Petro-Log acquisitions, the Company borrowed approximately $7,900,000 from St. James Capital Partners, L.P., whose president serves on the Company's Board of Directors. $3,000,000 was repaid in November 1997 with the proceeds from other borrowings. One remaining note for $2,900,000 bears interest at 7% with the principal and interest due October 1999. Accrued interest payable and interest expense on this borrowing totaled approximately $46,000 as of and for the year ending December 31, 1997. The other remaining note for $2,000,000 bears interest at 9% with the principal and interest due June 2002. Accrued interest payable and interest expense on this borrowing totaled approximately $104,000 as of and for the year ending December 31, 1997.

       At December 31, 1997 and 1996, the Company has a mortgage note payable of $380,000 and an accounts payable of $6,090 to the former owner of Dyna Jet, now an employee of the Company (see Note 6).

       During 1996, a member of the Company's Board of Directors served as a consultant to the Company on various aspects of the Company's business and strategic issues. The Company compensated the director by issuing 12,000 shares of common stock. This issuance resulted in the recognition of $15,000 of expense for the year ended December 31, 1996, with a corresponding increase in common stock and additional paid in capital.

       The Company had an outstanding balance of $289,293 included in notes payable, related parties, at December 31, 1994 and accrued interest payable of $2,497 at December 31, 1994 relating to a financing agreement with RABAD, a partnership comprised of officers and spouses of officers of the Company, whereby RABAD advanced funds to the Company for operations. These advances were collateralized by accounts receivable and bore interest at a rate of prime plus 2%. Interest expense recognized on these advances for 1995 was $20,954. On December 20, 1995, RABAD accepted 148,565 shares of common stock of the Company in full satisfaction of advances totaling $297,131 (see Note 6).

       The Company had an outstanding balance of $334,237 in notes payable and $8,976 in accrued interest at December 31, 1994 to the president of the Company and his spouse. Interest expense recognized on the notes payable for 1995 was $28,611. On December 20, 1995, the president of the Company and his spouse accepted 200,000 shares of the Company's common stock in exchange for their notes and accrued interest.

       At December 31, 1997 and 1996, the Company had a remaining accrual of approximately $53,000 and $98,500, respectively, relating to the Company's commitment to pay the president's tax liability resulting from previously issued common stock as a bonus.

       The Company leased office space from the president of the Company from October 1994 to October 1996 when he sold the building to a non-affiliated person who continues to lease the space to the Company at the same rental. The total amount paid to the president during the years ended December 31, 1996 and 1995 was $17,264 and $22,262, respectively.

       See Note 8 for common stock transactions with related parties.

  5.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment includes the following at December 31, 1997 and 1996:

                                                                                        1997              1996
        Vehicles                                                                  $   6,016,315       $   2,913,175
        Drilling rigs and related equipment                                             438,155             322,109
        Operating equipment                                                           7,278,663           2,401,397
        Office equipment                                                                405,604             287,280
                                                                                  -------------      --------------
                                                                                     14,138,737           5,923,961
        Less accumulated depreciation                                                 4,791,052           3,729,370
                                                                                  -------------      --------------
        Net property, plant, and equipment                                        $   9,347,685      $    2,194,591
                                                                                  =============      ==============

The following is a summary of the equipment under capital leases (included above) at December 31, 1997 and 1996:

                                                                                        1997              1996
        Drilling rigs and related equipment                                       $     158,909      $      158,909
        Vehicles                                                                                             55,122
        Operating equipment                                                                                   4,814
                                                                                  -------------      --------------
                                                                                        158,909             218,845
        Less accumulated depreciation                                                    31,782              34,432
                                                                                  -------------      --------------

             Net equipment under capital lease                                    $     127,127      $      184,413
                                                                                  =============      ==============

  6.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 1997 and 1996, long-term debt and other financing arrangements consisted of the following:

                                                                                         1997             1996
        Note payable to Trustmark  National Bank,  monthly payments  required in
        varying amounts, interest rates ranging from 8% to 9.5%.                                     $      49,758

        Note payable to Smith Bank,  monthly  payments of $704 required  through
        November 2001, including interest at 7.0%.                                $      29,836
                                                                                  -------------      -------------
                                                                                         29,836             49,758
             Current portion of notes payable to banks                                   (7,624)           (18,272)
                                                                                  --------------     -------------

             Notes payable to banks, less current maturities                      $      22,212      $      31,486
                                                                                  =============      =============

                                                                                         1997              1996
        Installment notes payable,  monthly payments required in varying amounts
        through November 2001, interest at rates ranging from 5.9% to 13.24%.     $    692,101       $     834,380

        Capitalized  lease,  monthly  payments of $3,750  required  through June
        2000, including interest at 6.25%.                                             103,905             170,895

        Note  payable to  Haskell,  Slaughter,  Young &  Johnston,  Professional
        Association,  monthly principal payments of $2,500 plus accrued interest required  through August 1997,  interest at prime plus 1% as reported by
        First Alabama Bank. Prime rate at December 31, 1996 was 8.25%.                                      16,404

        Notes payable to General Electric Capital Corporation,  monthly payments required in varying amounts  through January 2003,  interest at 8.75%. A portion of the  proceeds  were  utilized  to  refinance  the  $3,000,000
        Petro-Log  bridge loan and  $1,500,000 of existing  equipment  debt (see
        Note 3).                                                                     5,121,147
                                                                                  ------------       -------------
                                                                                     5,917,153           1,021,679
             Current portion of long-term debt                                        (793,618)           (307,806)
                                                                                  ------------       -------------

             Long-term   debt  and  capital  lease   obligations,   less  current
             maturities                                                           $  5,123,535       $     713,873
                                                                                  ============       =============

        Note payable to former owner of Diamondback Directional, Inc., principal
        due August 1999, interest due quarterly at 6.5%.                          $  3,170,549

        7%  convertible  note  payable  to St.  James  Capital  Partners,  L.P., principal  and interest  due October  1999.  Convertible  at $4.6327 per
        share at any time up to 30 business days following maturity.                 2,900,000

        9%  convertible  note  payable  to St.  James  Capital  Partners,  L.P., principal  and  interest due June 2002.  Convertible  at $2.75 per share through May 1998,  $3.25 per share through May 1999, and $3.75 per share
        thereafter and through maturity.                                             2,000,000
                                                                                  ------------
                                                                                     8,070,549

             Current portion of notes payable to related parties                             0
                                                                                  ------------

             Total long-term notes payable to related parties                     $  8,070,549
                                                                                  ============

        Mortgage note payable to former owner of Dyna Jet, Inc., due and payable
        in April 1998, including interest at 8% per annum.                        $    150,000       $     150,000

        Mortgage  note payable to former owner of Dyna Jet, Inc. due and payable in August  1998 with  interest  at the rate of the  lesser of $1,500 per
        month or 8% per annum on unpaid balance.                                       230,000             230,000
                                                                                  ------------       -------------

             Total mortgage notes payable, related party                          $    380,000       $     380,000
                                                                                  ============       =============

Substantially all of the Company's assets are pledged as collateral for the various debt described above.

A certificate of deposit in the amount of $50,000 was pledged as collateral for the Company's corporate credit card line of credit of approximately $100,000. Borrowings under the corporate credit cards at December 31, 1997 totaled approximately $25,000 and are included in current payables.

Interest on the notes payable to St. James Capital Partners, L.P. is due at maturity in October 1999 and June 2002. Accordingly, the accrued interest at December 31, 1997 of $150,364 has been classified as long-term.

Under the terms of the St. James Capital Partners notes payable, St. James, among other things, has the right to nominate one person for election to the Company's board of directors, certain preferential rights to provide future financings and contains prohibitions against consolidating, merging, or entering into a share exchange with another person without St. James' consent.

During 1997, the due dates of the mortgage note payable to the former owner of Dyna Jet, Inc. were changed from November 1996 to April 1998 and from November 2002 to August 1998 for the $150,000 and $230,000 portions of the mortgage notes, respectively.

During September and October 1996, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted the remaining portion of its 13% convertible subordinated debentures and all of its 14% subordinated debentures to common stock and warrants to purchase common stock. In conjunction with the conversion, accrued interest was forgiven by the debt holders, resulting in recognition of an extraordinary gain on extinguishment of debt of $1,608,501, net of income taxes of $-0- (see Note
10).

On November 30, 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted a portion of its 13% convertible subordinated debentures and the notes payable to related parties to common stock and warrants to purchase common stock. In conjunction with the conversion, accrued interest and certain debt were forgiven by the debt holders, resulting in the recognition of an extraordinary gain on extinguishment of debt of $387,413, net of income taxes of $226,554.

The following is a summary of the debt and accrued interest conversion and extinguishment:

                                                                                     1996
                                                         --------------------------------------------------------------
                                                                                         WARRANTS TO
                                                                                           PURCHASE
                                                                           SHARES OF       SHARES OF         ACCRUED
                                                          PRINCIPAL         COMMON          COMMON          INTEREST
                                                          CONVERTED         STOCK            STOCK          FORGIVEN
                                                         -------------   -------------   -------------   --------------
       13% Convertible subordinated
          debentures                                     $   443,750         305,414        165,000    $     512,868

       14% subordinated debentures                           900,000         508,750        138,750        1,001,600
                                                         -----------     -----------     ----------    -------------

                                                         $ 1,343,750         814,164        303,750    $   1,514,468
                                                         ===========     ===========     ==========    =============
                                                                              1995
                                          -----------------------------------------------------------------------------
                                                                                          SHARES OF         ACCRUED
                                           PRINCIPAL       PRINCIPAL                       COMMON           INTEREST
                                           CONVERTED       FORGIVEN          TOTAL          STOCK          FORGIVEN
                                          -------------   ------------    ------------   -------------   --------------
       13% Convertible subordinated
          debentures                      $   599,172     $   57,078      $  656,250       299,586       $   535,344

       14% subordinated debentures            400,000                        400,000       200,000            21,545
       Notes payable to RABAD                 297,130                        297,130       148,565
                                          -----------     ----------      ----------     ---------       ------------

                                          $ 1,296,302     $   57,078     $ 1,353,380       648,151       $   556,889
                                          ===========     ==========    ============     =========       ===========

       The Company guaranteed that RABAD (see Note 4) would be able to sell its common stock received in the 1995 conversion for $2 per share within one year of this conversion. This agreement is collateralized by $100,000 of the Company's accounts receivable. The collateral will be utilized to cover any deficiencies between the actual selling price and the guaranteed price of $2 per share, limited to a maximum deficiency guaranteed of $100,000. RABAD engaged Monetary Advancement International, Inc. (MAII) to sell the shares received in this conversion. Due to a dispute with the Company that is more fully described in Note 15, MAII has refused to pay RABAD or return any unsold shares. As stated in Note 15, the Company intends to vigorously defend itself against any claims asserted by MAII and does not believe the aforementioned guarantee will result in any liability to the Company as RABAD has meritorious claims against MAII.

       In connection with the above proceedings, the Company has paid $12,420 in
       legal   fees   during   1997  on   behalf  of  the   president   and  two
       vice-presidents.

       At December 31, 1997, aggregate maturities of notes payable and long-term debt and future minimum lease payments under capital leases are as follows:

                                                                 CAPITAL              OTHER
                                                                 LEASES                DEBT                TOTAL
                                                             ----------------    -----------------   ------------------
        1998                                                 $     41,807        $      1,145,009    $    1,186,816
        1999                                                       45,030               6,922,867         6,967,897
        2000                                                       26,250                 892,294           918,544
        2001                                                                              893,331           893,331
        2002                                                                            4,426,785         4,426,785
        Thereafter                                                                         13,347            13,347
                                                             ------------       -----------------   ---------------
                                                                  113,087              14,293,633        14,406,720
        Less amounts representing interest                          9,182                                     9,182
                                                             ------------       -----------------   ---------------
                                                             $    103,905       $      14,293,633   $    14,397,538
                                                             ============       =================   ===============

7.     COMMITMENTS

       The Company leases land, office space, and equipment under various operating leases. The leases generally are for terms of five years and do not contain purchase options. Rent expense was approximately $557,660, $202,333, and $173,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

       The future minimum lease payments required under noncancelable operating leases with initial or remaining terms of one or more years at December 31, 1997 were as follows:


           1998                                                                       $    242,600
           1999                                                                            188,700
           2000                                                                            152,230
           2001                                                                             82,270
           2002                                                                             11,790
                                                                                      ------------
                                                                                      $    677,590
                                                                                      ============

8.     COMMON STOCK TRANSACTIONS

       On September 18, 1996, the Company offered 800,000 shares of the Company's common stock, in 20 units of 40,000 shares each, at an offering price of $1.25 per share, pursuant to a private placement memorandum. Of the 800,000 shares offered, 600,000 shares were sold by the Company's placement agent, and the Company received net proceeds (after deducting issuance costs) of $643,382. Approximately $288,000 in proceeds from the offering was used to acquire Dyna Jet, Inc. and the remainder of the proceeds was used for future acquisitions and other general corporate purposes. Options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.50 per share were issued to the Company's placement agent, as additional compensation for services rendered. The options are exercisable for a period of five years from the date of the private placement. None of the options had been exercised as of December 31, 1997.

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

       Issuance of common stock for the settlement of liabilities of the Company are set forth below. Since the market value of the Company's stock was not readily available, the per share amounts for these transactions have been determined by the Company's Board of Directors based on the Company's consolidated financial results, business developments, common stock transfer restrictions, number of shares issued and other factors which would influence the fair value at the date of Board approval.

                                                                                                         AMOUNT
         MONTH OF            MONTH OF                                                                  RECORDED TO
           BOARD             ISSUANCE/                                       NUMBER        AMOUNT     STOCKHOLDERS'
         APPROVAL            PURCHASE                DESCRIPTION            OF SHARES    PER SHARE       EQUITY
      ----------------    ----------------   ----------------------------  ------------  -----------  --------------
     November 1995        December 1995     Issued to debt holders in
                                              satisfaction of notes
                                              payable subordinated
                                              debentures                     648,151     $    2.00    $  1,296,302

      November 1995        December 1995     Issued in satisfaction of
                                              consulting fees                 40,000          2.00          80,000

      October 1996         October 1996      Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                     689,375          1.25         861,719

      October 1996         November 1996     Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                      96,250          1.25         120,312

      December 1996        December 1996     Issued to related party in
                                              satisfaction of
                                              consulting fees                 12,000          1.25          15,000

      October 1996         December 1996     Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                      28,539          1.25          35,674

  9.   STOCK WARRANTS

       During 1997, the Company issued warrants to purchase shares of the Company's common stock in connection with the issuance of certain debt (see Note 6). The warrants give the holder the right to purchase up to 666,000 shares of the Company's stock at $2.75 per share through May 1998, $3.25 through May 1999 and $3.75 thereafter and through maturity of the debt, and 725,000 shares at $4.63 per share. The 666,000 warrants expire in June 2002 while the 725,000 warrants expire in October 2002.

       During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt (see Note 6). The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. The warrants expire on September 30, 2001 and may be redeemed, at the option of the Company, at the price of $.50 per warrant, provided that the bid price of common stock has exceeded $5 per share ending on the trading day prior to the date on which the notice of redemption is given. During 1997, 67,500 of these warrants were exercised resulting in an increase to common stock and additional paid-in capital of $135,000.

         10.      INCOME TAXES

       The provision (benefit) for income taxes consists of the following for the years ended December 31, 1997, 1996, and 1995:

                                                                     1997              1996              1995
       Federal:
           Current                                              $        13,962   $        39,841    $     (205,065)
           Deferred                                                     161,163          (112,096)                0
                                                                ---------------   ---------------    ---------------
                                                                        175,125           (72,255)         (205,065)
                                                                ---------------   ---------------    --------------
        State:
           Current                                                       22,834            12,706           (21,489)
           Deferred                                                      24,082            (6,166)                0
                                                                ----------------  ---------------    --------------
                                                                         46,916             6,540           (21,489)
                                                                ----------------  ---------------    --------------

             Total                                              $       222,041   $       (65,715)   $     (226,554)
                                                                ===============   ===============    ==============

       In 1996 no provision or benefit has been allocated to the extraordinary gain since the taxable income generated by it consumed a large portion of the Company's net operating loss carryforwards. These carryforwards were totally offset by a valuation allowance at December 31, 1995 and this utilization in the 1996 reduced expense related to the extraordinary gain to zero.

       The current federal and state tax benefits in 1995 result from the utilization of the net operating losses generated in 1995 to offset the income tax expense associated with the extraordinary gain on extinguishment of debt described in Note 6.

       The provision (benefit) for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to income (loss) before provision (benefit) for income taxes and extraordinary gain, as follows:

                                                                         1997            1996             1995

        Provision (benefit) at federal statutory rate               $   227,558   $    122,986     $   (262,520)
        State income taxes, net of federal benefit                       29,238
        Nondeductible tax penalties                                                     27,669
        (Decrease) increase in valuation allowance                                    (230,828)          35,966
        Other                                                           (34,755)        14,458
                                                                    -----------   ------------     ------------

             Benefit for federal income taxes                       $   222,041   $    (65,715)    $   (226,554)
                                                                    ===========  =============     ============

       At December 31, 1997, the Company has available loss carryforwards of approximately $507,000 for federal tax purposes that expire at various dates through 2010. Additionally, the Company has state net operating loss carryforwards of approximately $1,740,000 which expire at various dates to 2010.

       Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                                                        1997              1996
        Gross deferred tax assets:
           Allowance for doubtful accounts receivable                              $    53,562       $    51,086
           Accrued bonuses and other                                                    66,574            86,985
           Operating loss carryforwards                                                189,103           402,753
           Alternative minimum tax credit carryforwards                                 53,804            39,842
           Goodwill                                                                        972
                                                                                   -----------       -----------
             Gross deferred tax asset                                                  364,015           580,666
                                                                                   -----------       -----------

        Gross deferred tax liabilities:
           Depreciation                                                              $(1,376,392        (656,950)
           Other                                                                         (39,321)
                                                                                   -------------     -----------
             Gross deferred tax liability                                             (1,415,713)       (656,950)
                                                                                   -------------     -----------
             Net deferred tax liability                                            $  (1,051,698)    $   (76,284)
                                                                                   =============     ===========

       The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1997 and 1996, the Company has recorded in its consolidated balance sheet a net deferred tax liability as future taxable amounts exceed future deductible amounts. Consequently, no valuation allowance has been recorded at December 31, 1997 or 1996.

11.   EARNINGS (LOSS) PER SHARE

       The calculation of basic and diluted EPS is as follows:

                                                     FOR THE YEAR ENDED 1997                  FOR THE YEAR ENDED 1996
                                             --------------------------------------------------------------------------------
                                                INCOME        SHARES       PER SHARE     INCOME        SHARES       PER SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                             ------------- -------------- ---------------------------------------- ----------
      Income (loss) before extraordinary
           item                              $   447,247                             $   427,438
      Extraordinary gain                                                               1,608,501
                                             -----------                             -----------
             Net income (loss)               $   447,247                             $ 2,035,939
                                             ===========                             ===========

      BASIC EPS
      Income (loss) available to common
         stockholders                        $   447,247        2,533,650  $   0.18  $ 2,035,939       1,040,192   $   1.96

      EFFECT OF DILUTIVE SECURITIES
      Stock warrants                                              371,552
      Stock options                                               228,883
      Convertible debt debenture                  93,377          625,671
                                             -----------   --------------  --------  -----------       ---------   --------

      DILUTED EPS
      Income (loss) available to common
         stockholders plus assumed
              conversions                    $   540,624        3,759,756  $   0.14  $ 2,035,939       1,040,192   $   1.96
                                             ============= ==============  ========= ===========       =========   ========



                                                       FOR THE YEAR ENDED 1995
                                            --------------------------------------------
                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                            --------------------------------------------
      Income (loss) before extraordinary
           item                              $    (545,562)
      Extraordinary gain                           387,413
                                            --------------
             Net income (loss)               $    (158,149)
                                            ==============

      BASIC EPS
      Income (loss) available to common
         stockholders                        $    (158,149)    88,905        $  (1.78)

      EFFECT OF DILUTIVE SECURITIES
      Stock warrants
      Stock options
      Convertible debt debenture
                                             -------------  ---------        --------

      DILUTED EPS
      Income (loss) available to common
         stockholders plus assumed
              conversions                    $    (158,149)    88,905        $  (1.78)
                                             =============  =========        ========


       Options to purchase 12,500 shares of common stock at $8.01 per share were outstanding during 1997 but are not included in the computation of the 1997 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 2002, were still outstanding at December 31, 1997.

       Options to purchase 240,000 shares and warrants to purchase 303,750 shares of common stock were outstanding at December 31, 1996 but are not included in the computation of the 1996 diluted EPS because the options' and warrants' exercise price was greater than the average market value of the common shares. There were also 7,500 options that were canceled during 1996 that are not included in the computation of the 1996 diluted EPS because the options' exercise price was greater than the average market price of the common shares.

       Options to purchase 7,500 shares of common stock at prices ranging from $3.46 to $22.27 per share were outstanding during 1995 but are not included in the computation of the 1995 diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options were canceled during 1996.

         12.      MAJOR CUSTOMERS

       Most of the Company's business activity is with customers engaged in drilling and operating natural gas wells primarily in the Black Warrior Basin in Alabama and Mississippi, the Permian Basin in Texas, and the Powder River Basin in the Rocky Mountain region. Substantially all of the Company's accounts receivable at December 31, 1997 and 1996 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

       The Company earned revenues in excess of 10% of its total revenues from the following customers for the years ended December 31, 1997, 1996, and 1995, as follows:

                                                                       1997            1996            1995

        Taurus Exploration, Inc.                                $    1,752,849  $   1,916,074    $  1,921,808
        Pioneer Resources, Inc. (formerly Parker
           and Parsley Development Company)                     $    2,118,484  $   1,793,411    $    772,383
        Becfield Drilling Company                                               $   1,120,898    $  1,114,473


 13.   EMPLOYMENT AGREEMENTS

       During 1997, the Company entered into employment agreements with various key employees and non-employee contract workers. The agreements provide for annual compensation and also grant stock options with various exercise prices and vesting provisions. See Note 14 for a description of the options granted.

       On September 30, 1996, the Company entered into an employment agreement with its president, which expires on September 30, 1999, calling for a base salary of $110,000 per annum, to be adjusted for inflation for each of the two years ending September 30, 1998 and 1999. In addition, the agreement gives the president the option to purchase 100,000 shares of the Company's common stock at an exercise price of $2 per share. During 1997, these options were voluntarily canceled. Also, provided the Company's operating results equal or exceed 85% of the benchmark agreed to between the Company's Board of Directors and the president, the president shall be granted, as of the last day of the fiscal year as to which such benchmark operating results related, an option to purchase an additional 50,000 shares of the Company's common stock. Such options shall be exercisable for a period of ten years at a price equal to the closing bid price of the Company's common stock on the last business day of such fiscal year. No options have been issued under this provision as of December 31, 1997.

14.    STOCK OPTIONS

       The 1997 Omnibus Incentive Plan (Omnibus Plan) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. At December 31, 1997, 465,250 options had been granted with 134,750 options available for issue.

       The 1997 Non-Employee Stock Option Plan (Non-Employee Plan) provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. At December 31, 1997, 172,000 options had been granted. It is anticipated that, in 1998, the Company's Board of Directors will amend the Non-Employee Plan to increase the number of shares authorized for granting.

       Additionally, of the 240,000 options outstanding at December 31, 1996, options to purchase 160,000 shares of the Company's common stock were canceled during 1997. Pertinent information regarding stock options are as follows:

                                                                          WEIGHTED    FAIR VALUE
                                                             RANGE OF      AVERAGE    OF STOCK
                                                NUMBER OF    EXERCISE      EXERCISE      AT               VESTING
                                                 OPTIONS      PRICES        PRICE     GRANT DATE         PROVISIONS
                                                ---------- ------------- ----------- -----------  -----------------------

      Options outstanding, December 31, 1994
      and 1995                                   7,500     $3.46 - 22.27     $7.24

      Options canceled                          (7,500)    $3.46 - 22.27     $7.24
      Options granted                           60,000     50% of mean       $1.66      $1.25     33.3% per year
                                                           share price for
                                                           3 months
                                                           prior to grant
      Options granted                          180,000     $1.50 - 2.00      $1.78      $1.25     immediate
                                              --------

      Options outstanding, December 31, 1996   240,000     $1.50 - 2.00      $1.75
                                              --------
      Options canceled                         (60,000)    50% of mean share
                                                           price for 3 months
                                                           prior to grant
                                              (100,000)    $2.00             $2.00
                                              --------
                                              (160,000)
                                              --------

      Options granted                          160,000   $2.625              $2.625               62.5%  immediate;  12.5% per year
         Exercise  price equals FMV of stock
           at grant date                        67,500   $2.625              $2.625               33.3% immediate; 22.22% per year
                                                81,250   $2.625              $2.625               20% immediate; 20% per year
                                                40,000   $2.625              $2.625               25% immediate; 25% per year
                                                10,000   $3.38               $3.38                25% immediate; 25% per year
                                               -------
                                               358,750                                  $2.65
                                               -------

         Exercise  price less than FMV of stock
           at grant date                        20,000   $3.00               $3.00      $3.50     25% immediate; 25% per year
                                               -------

         Exercise  price  greater  than  FMV of
           stock at grant date                  90,000   $4.63               $4.63                16.67% immediate; 16.67% per year
                                               112,000   $4.63               $4.63                3 year pro rata
                                                10,000   $4.63               $4.63                2 year pro rata
                                                30,000   $4.63               $4.63                5 year pro rata
                                                12,500   $8.01               $8.01                5 year pro rata
                                                 4,000   $4.63               $4.63                1 year cliff
                                               -------
                                               258,500                                  $4.43
                                               -------

      Options outstanding, December 31, 1997   717,250   $1.50 - $8.01    $3.30
                                               =======


The following table summarizes information about stock options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      -----------------------------------------   --------------------------
                                                      WEIGHTED
                                                       AVERAGE       WEIGHTED                     WEIGHTED
                  RANGE OF              NUMBER        REMAINING      AVERAGE        NUMBER        AVERAGE
                  EXERCISE            OUTSTANDING    CONTRACTUAL     EXERCISE     EXERCISABLE     EXERCISE
                    PRICES             12/31/97         LIFE          PRICE        12/31/97        PRICE
                  --------            ------------   ------------   -----------   ------------   -----------
                  $1.50                     80000           3.75         $1.50          80000         $1.50
                  $2.63                    348750           8.69         $2.63         148525         $2.63
                  $3.00                     20000           4.42         $3.00           5000         $3.00
                  $3.38                     10000           4.50         $3.38           2500         $3.38
                  $4.63                    246000           4.67         $4.63          15003         $4.63
                  $8.01                     12500           4.96         $8.01
                                      -----------    -----------    ----------    -----------    ----------
                                           717250           6.51         $3.30         251028         $2.40
                                      ===========    ===========    ==========    ===========    ==========


       The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected to not report the impact of the fair value of its stock options in the consolidated statements of operations, but instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees at fair market value or above. Compensation expense of $27,267 has been recognized for 132,000 options granted during 1997 as compensation to non-employees at the options' fair market value in accordance with SFAS No. 123. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                          1997              1996

        Net income - as reported                                                    $     447247      $        2035939
        Net income - pro forma                                                      $     268327      $        2006094
        Earnings per share - as reported (basic)                                    $        .18      $           1.96
        Earnings per share - pro forma (basic)                                      $        .11      $           1.93
        Earnings per share - as reported (diluted)                                  $        .14      $           1.96
        Earnings per share - pro forma (diluted)                                    $        .10      $           1.93


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

                                                                                          1997         1996
              Dividend yield                                                                   0%           0%
              Expected life (years)                                                            4            3
              Expected volatility                                                           60.6%        70.0%
              Risk-free interest rate                                                       6.11%        6.46%

15.   CONTINGENCIES

       On November 1, 1995, the Company entered into a Business Consulting Agreement with MAII pursuant to which MAII was to provide certain services, including, among others, providing assistance in preparing and distributing press releases for a period of six months with an option for renewal and in equity raising transactions through the private placement of common stock and the restructuring of the Company's indebtedness. The Agreement stated that the compensation for these services was to be 200,000 shares of freely traded common stock of the Company with 40,000 shares due upon execution of the Agreement and the balance due during the term of the Agreement as needed by MAII. It was agreed that MAII's services would not include any services that constituted the rendering of legal opinions or that were within the ordinary purview of a certified public accountant or a NASD registered broker/dealer. The Company issued the 40,000 shares to MAII and has taken the position that the Agreement has expired and no further compensation is due and owing, that MAII failed to perform in accordance with the Agreement and that the intent of the Agreement and understanding of the parties was that the 160,000 shares would only be issued in conjunction with a private sale of the Company's securities. On September 24, 1996, MAII demanded that the Company issue the 160,000 shares to it which the Company refuses to do. Management of the Company believes that it has substantial and meritorious defenses to the claim asserted by MAII, intends to defend itself vigorously in any litigation instituted by MAII. In October 1997, arbitration proceedings were commenced against the Company by MAII. Management of the Company believes that it will not incur any material liability to MAII in connection with this claim nor will the claim have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In addition, the Company is reviewing the advisability of it instituting litigation or an arbitration proceeding against MAII. There can be no assurance that the Company will be successful in an action instituted against the Company by MAII or that the Company will be successful in any action it may institute against MAII.

       The Company also is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

 16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

       CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, CURRENT PORTION OF LONG-TERM DEBT, AND ACCOUNTS PAYABLE - The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

       LONG-TERM DEBT - The fair value is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount and fair value of long-term debt was $13,065,798 and $10,858,881, respectively, at December 31, 1997, and $975,359 and $870,359, respectively, at December 31, 1996.

17.    RECENTLY ISSUED ACCOUNTING STANDARDS

       The Financial Accounting Standards Board (the Board) has issued SFAS No. 130, Reporting Comprehensive Income that establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This Statement does not require a specific format for the presentation of comprehensive income but requires an amount representing total comprehensive income for the period. This Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of earlier periods required. Other than the additional presentation requirements of this Statement, the Company does not anticipate a material impact on the consolidated financial position, results of operations, earnings per share, or cash flows.

       The Board has issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

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

       The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period.

       This Statement is effective for financial statements for periods beginning after December 15, 1997 with restatement of earlier periods required in the initial year of application. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.

18.    SUBSEQUENT EVENTS

       On March 16, 1998, the Company completed the acquisition of the outstanding stock of Phoenix Drilling Services, Inc. (Phoenix), a Texas based oil and gas well servicing company. For financial statement purposes, the acquisition will be accounted for as a purchase and accordingly, Phoenix's results will be included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of approximately $19 million was funded by the issuance of debt and warrants. The aggregate purchase price will be allocated to the assets of the Company, based upon their respective fair market values.

       In connection with a private placement transaction completed on April 2, 1998, the Company issued 596,000 shares of common stock at $5.50 per share. Net proceeds of the private placement to the Company were approximately $3,049,000 after deducting issuance costs of approximately $229,000.