Form 10QSB
period 1998-03-31
BLACK WARRIOR WIRELINE CORP
filed 1998-05-15
CIK 839871

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998; or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               11-2904094
 (State or other jurisdiction of                               (I.R.S employer
 incorporation of organization)                              identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (601) 329-1047
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X                     NO
                              ----------                   ---------

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                             Outstanding at
                                                              May 15, 1998
  -----------------------                                   ----------------
  COMMON STOCK, PAR VALUE                                   3,721,087 SHARES
      $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                          YES                           NO  X
                              ---                          ---

                          BLACK WARRIOR WIRELINE COPR.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.      Financial Statements
             Consolidated Balance Sheets - March 31, 1998
             and  December 31, 1997                                           3

             Consolidated Statements of Operations -
             Three Months Ended March 31, 1998 and
             March 31, 1997                                                   4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and
             March 31, 1997                                                   5

             Notes to Consolidated Financial Statements -
             Three Months Ended March 31, 1998 and
             March 31, 1997                                                   6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                        13

Item 6.      Exhibits and Reports on Form 8-K                                 15

PART I - FINACIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              MARCH 31          DECEMBER 31
                                                              1998              1997
                                                            (unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                             $    1,948,186       $     435,845
     Short-term investments                                       50,000              50,000
     Accounts receivable, less allowance for doubtful
         accounts of $146,884 and $143,559                     7,754,413           5,459,689
      Inventories                                              2,418,159             386,683
      Prepaid expenses                                           340,609             390,144
      Deferred tax asset                                          80,815              80,815
      Other receivables                                          514,946             514,946
                                                          ---------------      --------------
         Total current assets                                 13,107,128           7,318,122
Land and building                                                245,000
Property, plant, and equipment, less accumulated
    depreciation of 5,474,467 and 4,791,052                   26,713,489           9,347,685
Other assets                                                     607,862             358,521
Goodwill, less accumulated amortization of $236,498
      and $134,421                                            11,192,048           9,061,655
                                                         ---------------        -------------
         Total assets                                    $    51,865,527        $ 26,085,983
                                                         ===============        =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

    Accounts payable                                     $     5,405,645        $  3,619,466
    Accounts payable, related parties                              6,090               6,090
    Accrued salaries and vacation                                391,147             124,376
    Income tax payable                                           860,278             599,877
    Accrued interest payable                                     127,333              69,041
    Other accrued expenses                                     1,104,302             289,445
    Deferred revenue                                             181,000             100,000
    Current maturites of notes payable to banks                        0               7,624
    Mortgage notes payable, related party                        380,000             380,000
    Current maturities of long-term debt and capital
      lease obligations                                          860,755             793,618
                                                         ---------------        ------------
         Total current liabilities                             9,316,550           5,989,537
Deferred tax liability                                         1,132,513           1,132,513
Long-term accrued interest payable                               194,169             150,364
Notes payable to related parties                              18,070,549           8,070,549
Notes payable to banks, less current maturities                                       22,212
Long-term debt and capital lease obligations, less
    current maturities                                        14,268,233           5,123,535
                                                         ---------------        ------------
         Total liabilities                                    42,982,014          20,488,710
                                                         ---------------        ------------
Stockholder's equity:
   Preferred stock, $.0005 par value, 2,500,000
     shares authorized; none issued
     at March 31, 1998
   Common stock, $.0005 par value, 12,500,000
     shares authorized;
     3,721,087 and 2,180,596 shares issued                         1,860               1,495
Additional paid-in capital                                    11,160,154           7,744,953
Common stock to be issued in connection with
    acquisition (133,333) shares                                                     280,000
Accumulated deficit                                           (1,695,108)         (1,845,782)
Treasury stock, at cost, 4,620 shares                           (583,393)           (583,393)
                                                         ---------------        ------------
         Total stockholder's equity                            8,883,513           5,597,273
                                                         ---------------        ------------
         Total liabilities and stockholder's equity      $    51,865,527        $ 26,085,983
                                                         ===============        ============

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
---------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 1998 and March 31, 1997

                                                     March 31, 1998             March 31, 1997
                                                       (unaudited)                (unaudited)
Revenues                                             $    9,666,024             $    2,165,018


Operating costs                                           7,265,888                  1,558,366


Selling, general, and  administrative expenses              840,679                    370,577


Depreciation and amortization                               809,690                    196,027
                                                     --------------             --------------


         Income from operations                             749,767                     40,048


Interest expense and amortization of debt discount         (434,760)                   (39,759)


Net gain on sale of fixed assets                              1,944                     12,059


Other income                                                 17,345                     21,593
                                                     --------------             --------------


         Income before provision for
             income taxes                                   334,296                     33,941


Provision for income taxes                                  183,619                          0
                                                     --------------             --------------


         Net income                                  $      150,677            $        33,941
                                                     ==============             ==============


         Net income per common share - basic         $         0.05            $          0.02
                                                     ==============             ==============


         Net income per common share - diluted       $         0.03           $          0.01
                                                     ==============             ==============


Weighted average common shares outstanding-
    basic                                                 3,211,678                  2,180,596
                                                     ==============             ==============

Weighted average common shares outstanding
    with dilutive securities                              5,169,182                  2,369,358
                                                     ==============             ==============

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
---------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended:

                                                           March 31,                  March 31,
                                                             1998                       1997
                                                         (unaudited)                 (unaudited)
Cash provided by operations          :               $           766,649        $         325,969
                                                      -------------------------------------------
Cash flows from investing activities:
         Acquisitions of property, plant, and equipment       (1,634,485)               (252,573)
         Proceeds from sale of fixed assets                       28,970                  29,448
         Acquisition of business, net of cash acquired          (397,485)
                           Cash used in investing
                               activities:                    (2,003,000)               (223,125)
                                                     --------------------------------------------

Cash flows from financing activities:
         Proceeds from bank and other borrowings                  520,373
         Debt issuance costs                                     (135,000)
         Principal payments on long-term debt, notes payable
             and capital lease obligations                       (449,936)              (104,954)
         Proceeds from issuance of common stock, net
             of offering costs                                  2,813,255
                                                     --------------------------------------------

                           Cash provided by (used in)
                               financing activities:            2,748,692               (104,954)
                                                     --------------------------------------------

                           Net increase (decrease) in cash and
                               cash equivalents                 1,512,341                 (2,110)
Cash and cash equivalents, beginning of period                    435,845                727,454
                                                     ---------------------------------------------

Cash and cash equivalents, end of period             $          1,948,186       $        725,344
                                                     =============================================

Supplemental disclosure of cash flow information:
                  Interest paid                      $            972,667       $         37,759
                  Income taxes paid                  $                  0       $              0

Supplemental disclosure of  noncash investing and financing activities:
                  Notes payable incurred in connection
                    with business acquisition        $         19,000,000
                  Capital lease obligations incurred
                    to acquire property, plant, and
                    equipment                        $            111,562

        See accompanying notes to the consolidated financial statements.

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 should be read inconjuction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, and the Williston Basin in North Dakota. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services.

         The Company's recent growth and increased revenues has been principally the result of five acquisitions completed since November 1996. On November 19, 1996, the Company acquired the outstanding stock of DynaJet, Inc., which has been engaged in the wireline business in the Gillette, Wyoming area for more than eighteen years. Its service area includes the states of Wyoming, South Dakota, Montana and New Mexico. On June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. which has been engaged in the wireline business in southern Alabama and southern Mississippi. On June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. which has been engaged in the wireline business in Wyoming, Montana and South Dakota. On October 9, 1997, the Company completed the acquisition, effective September 1, 1997, of Diamondback Directional, Inc. ("Diamondback") which has been engaged in providing directional drilling and other oil and gas well drilling services in the Texas and Louisiana areas. On December 15, 1997, the Company completed the acquisition of the assets of Cam Wireline Services, Inc., which provides wireline services in the Permian Basin. On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. ("Phoenix") its domestic oil and gas well directional drilling and downhole survey service business including the related operating assets (such acquisition is herein referred to as the "Phoenix Acquisition") for approximately 19 million with majority of purchase price being allocated to property, plant and equipment.

2.       EARNINGS PER SHARE

THE CALCULATION OF BASIC AND DILUTED EPS IS AS FOLLOWS:

                                    FOR THE THREE                            FOR THE THREE
                                    MONTHS ENDED 1998                        MONTHS ENDED 1997
                                    ---------------------------------------- ----------------------------------------
                                    INCOME       SHARES         PER SHARE    INCOME       SHARES         PER SHARE
                                    (NUMERATOR)  (DENOMINATOR)  AMOUNT       (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                    ---------------------------------------- ------------ ---------------------------
NET INCOME                          $150677                                  $33941
                                    =============                            ============

BASIC EPS

INCOME AVAILABLE TO COMMON
   STOCKHOLDERS                     $150677       3211678       $0.05        $33941        2180596       $0.02

EFFECT OF DILUTIVE SECURITIES

STOCK WARRANTS                                    836291                                   140925
STOCK OPTIONS                                     393940                                   47837
CONVERTIBLE DEBT DEBENTURE           27945        727273
                                    ---------------------------------------- ------------ ---------------------------

DILUTED EPS

INCOME AVAILABLE TO COMMON
   STOCKHOLDERS PLUS ASSUMED

   CONVERSIONS                      $178622       5169182       $0.03        $33941        2369358       $0.01
                                    ======================================== ============ ===========================

OPTIONS TO PURCHASE 12,500 SHARES OF COMMON STOCK AT $8.01 PER SHARE WERE OUTSTANDING DURING THE THREE MONTHS ENDING MARCH 31, 1998 BUT ARE NOT INCLUDED IN THE COMPUTATION OF DILUTED EPS BECAUSE THE OPTIONS' EXERCISE PRICE WAS GREATER THAN THE AVERAGE MARKET PRICE OF THE COMMON SHARES. THE OPTIONS, WHICH EXPIRE DECEMBER 2002, WERE STILL OUTSTANDING AT MARCH 31, 1998.

CONVERTIBLE DEBT INTRUMENTS WHICH WOULD RESULT IN THE ISSUANCE OF 625,985 AND 1,428,571 SHARES OF COMMON STOCK, IF THE CONVERSION FEATURE WAS EXERCISED, WERE OUTSTANDING DURING THE THREE MONTHS ENDING MARCH 31, 1998 BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EPS BECAUSE THE AFFECT WOULD BE ANTI-DILUTIVE. THE INSTRUMENTS CAN BE CONVERTED AT $4.63 AND $7.00 PER SHARE, RESPECTIVELY AND REMAINED OUTSTANDING AT MARCH 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Operations - General," "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, pricing in the oil and gas services industry and the ability of the Company to compete in the premium services market, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, and the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.

CONSOLIDATED RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The Company's Consolidated results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services both through the acquisition of other oil and natural gas well service companies and by intensified marketing of its services. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. This effect has been offset in recent years by a number of industry trends, including advances in technology that have increased drilling success rates and efficiency and general upgrading in technology used on the Company's equipment.

         The following table sets forth the Company's revenues from its three principal lines of business and other revenues for the three months ended March 31, 1998 and March 31, 1997:

                                      THREE MONTHS ENDED MARCH 31
                                      1998                       1997
-----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------
Wireline Services                     $  2,873,831             $  1,675,522

Directional Drilling                     6,320,599                     -0-

Workover and Completion                    428,230                  395,876

Other                                       43,364                   93,620

                                    -----------------------------------------------------------

                                      $  9,666,024             $  2,165,018

                                    ===========================================================

         The Company had income before provision for income taxes of $334,266 for the three months ended March 31, 1998, as compared to income before before provision for income taxes of $33,941 in 1997. The Company experienced net income of $150,677 for the three months ended March 31,1998 as compared to $33,941 for the three months ended March 31,1997, after reflecting the provision for income taxes in 1998.

         Revenues increased by $7,501,006 to $9,666,024 for the three months ended March 31, 1998 as compared to revenues of $2,165,018 for the three months ended March 31, 1997. Of such increase, $6,750,905 was the result of acquisitions completed during 1997 and the first quarter of 1998 and $750,101 was the result of the improved market and pricing for the Company's services. Of the increase in wireline services revenue, $647,087 was the result of the acquisition of Petro-Log, Inc., Production Well Services, and CAM Wireline Services, Inc., and $551,222 was the result of increases in the Company's other operations. The remaining increase of $6,320,599 was attributable to directional drilling revenues resulting primarily from the Diamondback and Phoenix acquisitions. Revenues from workover and completion activities increased 8% during the three months ended March 31, 1998 as compared to the same period in 1997. This is a result of increased activity in workover services in the Alabama and Mississippi area.

         Operating costs increased by $5,707,522 for the three months ended March 31, 1998, as compared to 1997. Operating costs were approximately 75.2% of revenues in 1998 as compared with 71.9% of revenues in 1997. This increase was due primarily to the increase in the level of activities primarily as a consequence of the acquisitions completed in 1997 and the first quarter in 1998. Salaries and benefits increased by $146,439 for the three months ended March 31, 1998, as compared to 1997, while the total number of employees increased from 112 at March 31, 1997 to 317 at March 31, 1998. This was due to salary increases, hiring of additional personnel, and the number of employees hired in conjunction with the Phoenix Acquisition .

         Selling, general and administrative expenses increased by approximately $470,102 from $370,577 in the three months ended March 31, 1997 to $840,679 in the three months ended March 31, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 17.1% in the three months ended March 31, 1997 to 8.6% in 1998, primarily as a result of increased revenues due to acquisitions completed without a significant increase in executive and administrative personnel.

         Depreciation and amortization increased from $196,027 in the three months ended March 31, 1997, 9.0% of revenues, to $809,690 million in 1998, 8.3% of revenues, primarily because of the higher asset base of depreciable properties in the three months ended March 31, 1998 over the same period in 1997.

         Interest expense and amortization of debt discount increased by $395,001 for the three months ended March 31, 1998 as compared to the same period in 1997. This was directly related to the increased amounts of indebtedness outstanding in 1998 incurred to finance acquisitions. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

         Income tax expense totaled approximately $183,619 for the period ended March 31, 1998. These totals contain Federal and State deferred as well as current amounts.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by Company operating activities was $766,649 for the three months ended March 31, 1998 as compared to cash provided of $325,969 for the sames period in 1997. Investing activities used cash of $2,003,000 during the three months ended March 31, 1998, net of cash acquired, for the acquisition of property, plant and equipment and other businesses offset by proceeds from the sale of fixed assets of $28,970. During the three months ended March 31, 1997, acquisitions of property, plant and equipment used cash of $252,573 offset by proceeds of $29,448 from the sale of fixed assets. Financing activities provided cash of $2,748,692 from the net proceeds from the issuance of common stock and $520,373 from the proceeds from bank and other borrowings during the three months ended March 31, 1998 offset by principal payments on long-term notes and capital lease obligations of $449,936. During the three months ended March 31, 1997 principal payments on long-term debt and capital lease obligations totaled $104,954. For the three months ended March 31, 1998, the Company incurred debt issuance costs of $135,000.

         Cash and cash equivalents at March 31, 1998 was $1,948,186 as compared with cash at December 31, 1997 of $435,845.

         The Company's recent growth and increased revenues has been principally the result of the completion of five acquisitions since November 1996. See Note 1 to Notes to Consolidated Financial Statements.

         On March 16, 1998, the Company completed the Phoenix Acquisition. The purchase price for the Phoenix Acquisition was approximately $19.0 million. Financing for the transaction was obtained through the sale of convertible notes and warrants to St. James Capital Partners, L.P. ("St. James") for $10.0 million. An additional $9 million was borrowed under the Company's Loan and Security Agreement with Fleet Capital Corp., and $3.3 million raised from the sale in a private placement of 596,000 shares of Common Stock at a price of $5.50 per share. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions" in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1997. See the Company's Current Report filed March 16, 1998 for a description of the Company's Loan and Security Agreement with Fleet Capital Corp.

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

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in the three months ended March 31, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 1998, the Company sold 596,000 shares of Common Stock at a purchase price of $5.50 per share. The securities were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Regulation D, thereunder. All of the purchasers were accredited investors as defined under Regulation D. Harris, Webb, & Garrison, Inc., a registered broker dealer, acted as agent for the Company and received a commission of $229,460. The net proceeds of $3,048,540 were used to fund a portion of the purchase price and related fees of the Phoenix Acquisition.

         On March 16,1998, the Company sold to St. James pursuant to a Purchase Agreement dated January 23, 1998 (the "Agreement") the Company's $10.0 million 8% Convertible Promissory Note (the "Note") and warrants (the "Warrants") to purchase 2,000,000 shares of Common Stock exercisable at $6.75 per share through January 23, 2003. The securities were sold to St. James in a transaction exempt from the registration requirements of the Securities Act of 1933 in reliance upon Section 4(2) thereof. See Item 12 of the Company's Annual Report on Form 10-KSB for a description of this and other transactions with St. James. Payment of principal and interest on the Note is collateralized by substantially all the assets of the Company, subordinated, as of March 16,1998, to borrowings by the Company from Fleet Capital Corp. in the maximum aggregate amount of $19.0 million. The Note is convertible into shares of the Company's Common Stock at the conversion price of $7.00 per share, subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect. St. James agreed to subordinate its security interests and rights to the indebtedness and security interests of the lenders providing up to $4.5 million pursuant to a term loan and $3.0 million pursuant to a revolving credit facility. The exercise price of the Warrants is subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect. The shares issuable on conversion of the Note and exercise of the Warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James will be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreement grants St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The Note also contains various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the Note include, among other events, (i) a default in the payment of principal or interest; (ii) a default under the Note and the failure to cure such default for five days, which will constitute a cross default under each of the other notes held by St. James; (iii) a breach of the Company's covenants, representations and warranties under the Agreement; (iv) a breach under any of the other agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of January 23, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and
(vi) certain events of bankruptcy. In the event of a default under the Note, subject to the terms of an agreement between St. James and Fleet Capital Corp., St. James could seek to foreclose against the collateral for the Note.

         St. James has agreed to convert its $2.0 million convertible note dated June 5, 1997 and its $2.9 million convertible note dated October 10, 1997 into shares of the Company's Common Stock at such time as the Company has filed a registration statement under the Securities Act of 1933 relating to the shares issuable on conversion of such notes and on exercise of the warrants issued to St. James and such registration statement has been declared effective. The Company intends to file a registration statement under the Securities Act of 1933 during the second quarter of 1998 to register these shares.

         In March 1998, St. James agreed to certain amendments to its agreements with the Company in connection with the Company's borrowings from Fleet Capital Corp. to finance the Phoenix Acquisition. St. James has advised the Company that it is seeking to be compensated for agreeing to the amendments to the terms of its agreements with the Company. The Company and St. James are currently engaged in negotiations regarding the terms of such compensation and the terms of such amendment have not been finalized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                          27.   Financial Data Schedule

         (b)       Reports on Form 8-K

                          The Company filed Current Reports on Form 8-K on February 6, 1998 in response to Items 5 and 7 and on March 31, 1998 in response to Items 2, 5, and 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLACK WARRIOR WIRELINE CORP.
                                         ---------------------------------------
                                                  (Registrant)

Date:  May  15,  1998                   ----------------------------------------
                                               William L. Jenkins
                                        President and Chief Operating Officer
                                        (Principal Executive, Financial and
                                        Accounting Officer)