Form 10QSB
period 1998-06-30
BLACK WARRIOR WIRELINE CORP
filed 1998-08-19
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998; or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File Number 0-18754
                                               ---------

                          BLACK WARRIOR WIRELINE CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            11-2904094
-------------------------------                            ---------------
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

                                    YES  X    NO
                                        ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                                 Outstanding at
                                                                August 18, 1998
  -----------------------                                       ----------------
  COMMON STOCK, PAR VALUE                                       3,897,451 SHARES
     $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                                    YES       NO  X
                                        ---      ---

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - June 30, 1998
                  and  December 31, 1997                                       3

                  Consolidated Statements of Operations -
                  Three Months Ended June 30, 1998 and
                  June 30, 1997                                                4

                  Consolidated Statements of Operations -
                  Six Months Ended June 30, 1998 and
                  June 30, 1997                                                5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and
                  June 30, 1997                                                6

                  Notes to Consolidated Financial Statements -
                  Six Months Ended June 30, 1998 and
                  June 30, 1997                                                7


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Consolidated Results of Operations             6


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                           19

Item 2.           Changes in Securities and Use of Proceeds                   20

Item 6.           Exhibits and Reports on Form 8-K                            20

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30  1998     DECEMBER 31 1997
                                                                                     -------------     ----------------
                           ASSETS                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                      $    714,511        $    435,845
    Short-term investments                                                               50,000              50,000
    Accounts receivable, less allowance for doubtful
        accounts of $146,884 and $143,559                                             8,180,400           5,459,689
    Prepaid expenses                                                                    266,333             390,144
    Deferred tax asset                                                                   80,815              80,815
    Other receivables                                                                   500,000             901,629
                                                                                   ------------        ------------
         Total current assets                                                         9,792,059           7,318,122
Land and building                                                                       245,000
Property, plant, and equipment, less accumulated
    depreciation of $6,465,338 and $4,791,052                                        26,288,221           9,347,685
Inventories                                                                           4,312,279                   0
Other assets                                                                            537,470             358,521
Goodwill, less accumulated amortization of $354,966
      and $134,421                                                                   11,430,903           9,061,655
                                                                                   ------------        ------------
         Total assets                                                              $ 52,605,932        $ 26,085,983
                                                                                   ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $  4,634,577        $  3,619,466
    Accounts payable, related parties                                                     6,090               6,090
    Accrued salaries and vacation                                                       256,223             124,376
    Income tax payable                                                                        0             599,877
    Accrued interest payable                                                             51,590              69,041
    Other accrued expenses                                                              430,003             289,445
    Deferred revenue                                                                    100,000             100,000
    Current maturites of notes payable to banks                                               0               7,624
    Mortgage notes payable, related party                                               230,000             380,000
    Current maturities of long-term debt and capital
         lease obligations                                                           13,972,351             793,618
                                                                                   ------------        ------------
         Total current liabilities                                                   19,680,834           5,989,537
Deferred tax liability                                                                  405,935           1,132,513
Long-term accrued interest payable                                                      580,700             150,364
Notes payable to related parties                                                     18,080,890           8,070,549
Notes payable to banks, less current maturities                                                              22,212
Long-term debt and capital lease obligations, less
    current maturities                                                                5,325,369           5,123,535
                                                                                   ------------        ------------
         Total liabilities                                                           44,073,728          20,488,710
                                                                                   ------------        ------------
Stockholder's equity:
     Preferred stock, $.0005 par value,  2,500,000 shares authorized none issued at June 30, 1998
     Common stock, $.0005 par value, 12,500,000 shares authorized;
         3,897,451 and 2,990,254 shares issued                                            1,949               1,495
Additional paid-in capital                                                           12,065,166           7,744,953
Common stock to be issued in connection with acquisition
    (133,333 shares)                                                                                        280,000
Accumulated deficit                                                                  (2,951,518)         (1,845,782)
Treasury stock, at cost, 4,620 shares                                                  (583,393)           (583,393)
                                                                                   ------------        ------------
         Total stockholder's equity                                                   8,532,204           5,597,273
                                                                                   ------------        ------------
         Total liabilities and stockholder's                                       $ 52,605,932        $ 26,085,983
                                                                                   ============        ============

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 1998 and June 30, 1997

                                                                 June 30, 1998          June 30, 1997
                                                                 -------------          -------------
                                                                  (Unaudited)            (Unaudited)
Revenues                                                         $ 10,247,430           $  2,488,051

Operating costs                                                     8,493,603              1,651,157

Selling, general, and  administrative expenses                      1,918,014                479,317

Depreciation and amortization                                       1,246,109                268,487
                                                                 ------------           ------------

         Net income (loss) from operations                         (1,410,296)                89,090

Interest expense and amortization of debt discount                   (697,143)               (95,735)

Net (loss) gain on sale of fixed assets                                  (938)                 4,258

Other income                                                           18,950                 12,206
                                                                 ------------           ------------

         Net income (loss) before benefit for
             income taxes                                          (2,089,427)                 9,819

Benefit for income taxes                                              833,017                      0
                                                                 ------------           ------------

         Net income (loss)                                       $ (1,256,410)                 9,819
                                                                 ============           ============

         Net income(loss) per common share- basic                $      (0.32)          $       0.00
                                                                 ============           ============

         Net income(loss)per common share- diluted               $      (0.32)          $       0.00
                                                                 ============           ============

Weighted average common shares outstanding-
    basic                                                           3,873,235              2,241,340
                                                                 ============           ============

Weighted average common shares outstanding
    with dilutive securities                                        3,873,235              2,518,353
                                                                 ============           ============

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 1998 and June 30, 1997

                                                                June 30, 1998            June 30, 1997
                                                                -------------            -------------
                                                                 (Unaudited)              (Unaudited)
Revenues                                                        $ 19,913,453              $  4,653,069

Operating costs                                                   15,759,491                 3,143,334

Selling, general, and  administrative expenses                     2,758,693                   915,506

Depreciation and amortization                                      2,055,799                   464,514
                                                                ------------              ------------

         Net income (loss) from operations                          (660,530)                  129,715

Interest expense and amortization of debt discount                (1,131,903)                 (136,070)

Net gain on sale of fixed assets                                       1,006                    16,318

Other income                                                          36,296                    33,798
                                                                ------------              ------------

         Net income (loss) before provision for
             income taxes                                         (1,755,131)                   43,761

Benefit for income taxes                                             649,398                         0
                                                                ------------              ------------

         Net income (loss)                                      $ (1,105,733)             $     43,761
                                                                ============              ============

         Net income (loss) per common share - basic             $      (0.32)             $       0.02
                                                                ============              ============

         Net income(loss) per common share - diluted            $      (0.32)             $       0.02
                                                                ============              ============

Weighted average common shares outstanding-
    basic                                                          3,466,634                 2,210,968
                                                                ============              ============

Weighted average common shares outstanding
    with dilutive securities                                       3,466,634                 2,423,880
                                                                ============              ============


        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended:

                                                                         June 30, 1998             June 30, 1997
                                                                         -------------             -------------
                                                                          (Unaudited)               (Unaudited)
Cash (used in) provided by operations:                                   $ (1,130,129)         $    121,827
                                                                         ------------          ------------

Cash flows from investing activities:

         Acquisitions of property, plant, and equipment                    (3,303,326)             (622,642)
         Proceeds from sale of property, plant & equipment                     71,000                46,093
         Acquisition of business, net of cash acquired                       (603,252)             (264,403)
                                                                         ------------          ------------
         Cash used in investing activities:                                (3,835,578)             (840,952)

Cash flows from financing activities:

         Debt issuance costs                                                 (467,521)             (190,000)
         Proceeds from bank and other borrowings                           16,816,400             2,322,500
         Principal payments on long-term debt, notes payable
             and capital lease obligations                                (14,822,861)             (225,601)
         Proceeds from issuance of common stock, net
             of offering costs                                              3,718,355

                           Cash provided  by financing
                               activities:                                  5,244,373             1,906,899
                                                                         ------------          ------------

                           Net increase in cash and
                               cash equivalents                               278,666             1,187,774
Cash and cash equivalents, beginning of period                                435,845               727,454
                                                                         ------------          ------------

Cash and cash equivalents, end of period                                      714,511             1,915,228
                                                                         ============          ============

Supplemental disclosure of  noncash investing and financing activities:
                  Notes payable incurred in connection
                    with business acquisition                            $ 19,000,000
                  Capital lease obligations incurred
                     to acquire property, plant & equipment                   111,562


        See accompanying notes to the consolidated financial statements.

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 should be read inconjuction with this document.

     The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, and the Williston Basin in North Dakota. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services.

     The Company's recent growth and increased revenues has been principally the result of seven acquisitions completed since November 1996. On November 19, 1996, the Company acquired the outstanding stock of DynaJet, Inc., which has been engaged in the wireline business in the Gillette, Wyoming area for more than eighteen years. Its service area includes the states of Wyoming, South Dakota, and Montana. On June 6, 1997, the Company completed the acquisition of Production Well Services, Inc. which has been engaged in the wireline business in southern Alabama and southern Mississippi. On June 9, 1997, the Company completed the acquisition of Petro-Log, Inc. which has been engaged in the wireline business in Wyoming, Montana and South Dakota. On October 9, 1997, the Company completed the acquisition, effective September 1, 1997, of Diamondback Directional, Inc. ("Diamondback") which has been engaged in providing directional drilling and other oil and gas well drilling services in the Texas and Louisiana areas. On December 15, 1997, the Company completed the acquisition of the assets of Cam Wireline Services, Inc., which provides wireline services in the Permian Basin.

     On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc., ("Phoenix") its domestic oil and gas well directional drilling and downhole survey service business including the related operating assets (such acquisition is herein referred to as the "Phoenix Acquisition"). On June 1, 1998, the Company acquired Petro Wireline which has been engaged in the wireline business in the four corners region of New Mexico, Colorado, Utah and Arizona.

     The following table presents unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1997 as if the acquisition above had occurred at the beginning of the period presented. The pro forma summary information does not necessarily reflect the consolidated results of operations as they actually would have been if the acquisition had occurred at the beginning of the periods presented.

                                             Six Months Ended  Six Months Ended
                                               June 30, 1998     June 30, 1997
                                               -------------     -------------
                                                (Unaudited)       (Unaudited)

Revenues                                       $ 23,893,839      $ 27,543,462
Loss before income tax                         $ (1,914,211)     $    (33,918)
Net income                                     $ (1,336,948)     $    (21,368)

Net loss per common share - basic              $      (0.35)     $      (0.01)

Net loss per common share - diluted            $      (0.35)     $      (0.01)
                                               ============      ============



     The unaudited pro forma consolidated results include historical accounts of the Company and historical accounts of the acquired business and pro forma adjustments, including the amortization of the excess purchase price over fair value of net assets acquired, applicable tax effects, an increase in interest expense, and the increase in depreciation expense as a result of purchase price adjustments.

2.   EARNINGS PER SHARE

The Calculation of Basic and Diluted EPS is as follows:

                                               For the Three Months                        For the Three Months
                                               Ended June 30, 1998                         Ended June 30, 1997
                                               -------------------                         -------------------

                             Income (loss)      Shares        Per Share     Income (loss)      Shares        Per Share
                               Numerator      Denominator       Amount        Numerator      Denominator        Amount
                             --------------- -------------- --------------- --------------- --------------- ---------------
       Net income(loss)       $(1,256,410)                                      $9,819
                              ============                                      ======

       BASIC EPS

  Income (loss) available to
  common shareholders         $(1,256,410)     3,874,735       $(0.32)          $9,819        $2,241,340        $0.00

   EFFECT OF DILUTIVE
       SECURITIES

     Stock warrants                                                                            233,249

     Stock Options                                                                              43,764

    Convertible debt
       securities

      DILUTED EPS

  Income (loss) available to
  common shareholders
      plus assumed           --------------- -------------- --------------- --------------- --------------- ---------------
       conversion            $(1,256,410)      3,874,735       $(0.32)          $9,819        2,518,353         $0.00
                             =============== ============== =============== =============== =============== ===============

                               The Six Months                                  The Six Months
                               --------------                                  --------------
                               Ended June 30, 1998                             Ended June 30, 1997

                               Income (loss)     Shares         Per Share     Income (loss)      Shares        Per Share
                                 Numerator     Denominator        Amount        Numerator      Denominator       Amount
                               -------------- --------------- --------------- --------------- --------------- --------------
        Net income (loss)      $(1,105,733)                                      $43,761
                               ============                                      =======

        BASIC EPS

   Income (loss) available to
   common shareholders         $(1,105,733)     3,466,634        $(0.32)         $43,761        $2,277,468        $0.02

    EFFECT OF DILUTIVE
        SECURITIES

      Stock warrants                                                                             166,820

      Stock Options                                                                               46,092

     Convertible debt
        securities

       DILUTED EPS

   Income (loss) available to
 common shareholders plus
         assumed               -------------- --------------- --------------- --------------- --------------- --------------
        conversion             $(1,105,733)     3,466,634        $(0.32)         $43,761        2,490,380         $0.02
                               ============== =============== =============== =============== =============== ==============



     Options and warrants to purchase 4,711,000 and 1,049,750 shares of common stock at prices ranging from $1.50 to $8.01 were outstanding during the three and six months ended June 30, 1998 and 1997 respectively but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

     Convertible debt instruments which would result in the issuance of 615,385, 625,985, and 1,818,182 shares of common stock, if the conversion features were exercised, were outstanding during the three months and six months ended June 30, 1998 but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The instruments can be converted at $3.25, $4.63, and $7.00 per share, respectively and remained outstanding at June 30, 1998.

3.   INVENTORY

     Inventory consists of tool components, subassemblies, and expendable parts. Tools manufactured and assembled are transferred to property, plant and equipment as completed at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. At June 30, 1998 inventories were classified as a long-term rather than a current asset.

4.   CONTINGENCIES

     The Company and certain of its officers and Directors are respondents in an arbitration proceeding commenced by Monetary Advancements International, Inc. before the American Arbitration Association in New York, New York. The claimant seeks to recompense against the Company and other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for services allegedly rendered. The respondents have submitted an answer and counterclaims and have initiated a Court proceeding seeking partial stay of the arbitration proceeding. The Company deems the allegations of the claimant to be without merit and intends to vigorously contest the case. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the company.

     The Company is a defendant in a number of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     On July 9, 1998, Southwick Investments Inc. ("Southwick") commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a Professional Services Agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The Company intends to defend this action and believes that it has good and meritorious defenses. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the company.

     At June 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement dated March 16, 1998 with Fleet Capital Corporation ("Fleet"). These covenants, as in effect at June 30, 1998, require the Company to maintain a fixed charge ratio of 1.6 to 1.0, a senior interest coverage ratio of at least 2.5 to 1.0, consolidated adjusted tangible net worth of not less than $15.6 million, and a ratio of total indebtedness for money borrowed to tangible net worth of 2.6 to 1.0. Under the terms of the Loan and Security Agreement, the foregoing constitute events of default, as defined, and at the option of Fleet, the obligations of the Company to Fleet may become immediately due and payable. The Company has been orally advised by Fleet that it will enter into a forbearance agreement with respect to making the Company's obligations to Fleet immediately due and payable, however, at present, no definitive agreement has been entered into. In the event a forbearance agreement is not entered into and Fleet exercises its option to demand immediate payment of the Company's obligations owing to it, an aggregate of approximately $12.9 million as of June 30, 1998 would be immediately due and payable to Fleet. If Fleet should seek immediate payment of the obligations, Fleet could seek to foreclose against substantially all of the Company's assets which are collateral for the Company's obligations to Fleet.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The  Company  intends  to  continue  to expand  its  wireline,  directional drilling and other oil and gas service business through further strategic acquisitions of other companies engaged in such activities. Currently the Company is primarily seeking to consolidate its management of the operations acquired throughout 1997 and early 1998; however, it continues to explore and evaluate additional acquisitions and may seek to pursue additional acquisition opportunities if it believes the terms are favorable. The Company currently has no definitive agreements to acquire any additional wireline or directional drilling companies. There can be no assurance that the Company will acquire any additional wireline or directional drilling companies or that any such acquisitions will be beneficial to the Company. The process of integrating acquired properties into the Company's operations can create unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis or Plan of Operations. Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, pricing in the oil and gas services industry and the ability of the Company to compete in the premium services market, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, and the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.

RESULTS OF CONSOLIDATED OPERATIONS. THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

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

     Demand and prices for the Company's services depend upon the level of activity in the oil and gas exploration and production industry in those areas of the United States where the Company offers its services. This activity depends upon numerous factors over which the Company has no control, including the level of oil and gas prices, expectations about future oil and gas prices, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the cost of exploring for, producing and delivering oil and gas, the price of foreign imports of oil and natural gas, the discovery rate of new oil and gas reserves, available pipeline and other oil and gas transportation capacity, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Recently, oil and gas prices have decreased primarily as a result of decreased international demand and economic uncertainty in the Far East. These lower oil and gas prices have impacted the Company's revenues for the six months ended June 30, 1998. The level of drilling activity in the onshore oil and gas exploration and production industry in the United States has been volatile and no assurance can be given that current levels of oil and gas exploration activities in the areas where the Company offers its services will continue or the demand for the Company's services will correspond to the level of activity in the industry. Further, any material changes in the demand for or supply of natural gas could materially impact the demand for the Company's services. Prices for oil and gas are expected to continue to be volatile and to affect the demand for and pricing of the Company's services. A material decline in oil or gas prices or industry activity in the United States could have a material adverse effect on the Company's results of operations and financial condition.

     The oil and gas well service industry has been recently characterized by a decreased level of demand for wireline, directional drilling, recompletion and other oil and gas well services. The industry has been characterized by substantial fluctuations in the demand for such services and the supply of equipment. Recent declines in prices for oil and gas can be expected to continue to impact the Company's revenues. The Company's revenues in the future also can be expected to be impacted to a material extent not only by the demand throughout the industry but the supply of oil and gas well service equipment available to perform these services. The Company's revenues could be adversely affected by a substantial increase in the equipment available to other providers of oil and gas well services to perform these services.

     The following table sets forth the Company's revenues from its three principal lines of business and other revenues for the six months and three months ended June 30, 1998 and 1997 respectively:

                                    SIX MONTHS ENDED:                       THREE MONTHS ENDED:
                          ------------------------------------    ------------------------------------
                          JUNE 30, 1998          JUNE 30, 1997    JUNE 30, 1998          JUNE 30, 1997
                          -------------          -------------    -------------          -------------

Wireline Services          $ 5,245,920           $ 3,733,679       $ 2,372,089           $ 2,058,158

Directional Drilling        13,747,121                   -0-         7,426,524                   -0-

Workover
and Completion                 781,970               774,758           353,739               378,883

Other                          138,442               144,632            95,078                51,010

                           -----------           -----------       -----------           -----------
                           $19,913,453           $ 4,653,069       $10,247,430           $ 2,488,051
                           ===========           ===========       ===========           ===========

     The Company had a net loss of $1.3 million for the three months ended June 30, 1998, as compared to net income of approximately $10,000 in 1997. The Company had a net loss of $1.1 million for the six months ended June 30, 1998, as compared to income of approximately $44,000 in 1997.

     Revenues increased by $7.7 million to $10.2 million for the three months ended June 30, 1998 as compared to revenues of $2.5 million for the three months ended June 30, 1997. Of such increase, approximately $8.8 million was the result of acquisitions completed during 1997 and the first and second quarters of 1998 with an approximately $1.1 million decrease in revenues from existing operations. Revenues from existing operations declined due to a reduced demand for the Company's services. This decline was primarily caused by the recent decline in oil and gas prices. Of the overall increase in wireline services revenues, $1.4 million was the result of the acquisition of Petro-Log, Inc., Production Well Services, and CAM Wireline Services, Inc., with a $1.1 million decrease in the Company's other operations. The remaining increase of $7.4 million was attributable to directional drilling revenues resulting primarily from the Diamondback and Phoenix acquisitions. Revenues from workover and completion activities decreased approximately $25,000 during the three months ended June 30, 1998 as compared to the same period in 1997. This is a result of decreased activity in workover services in the Alabama and Mississippi area.

     Revenues increased by $15.2 million to $19.9 million for the six months ended June 30, 1998 as compared to revenues of $4.7 million for the six months ended June 30, 1997. Of such increase, approximately $15.8 million was the result of acquisitions completed during 1997 and the first and second quarters of 1998 with an approximately $0.5 million decrease in revenues from existing operations. Revenues from existing operations declined due to a reduced demand for the Company's services. This decline was primarily caused by the recent decline in oil and gas prices. Of the overall increase in wireline services revenues, $2.0 million was the result of the acquisition of Petro-Log, Inc., Production Well Services, and CAM Wireline Services, Inc., with a $0.5 million decrease in the Company's other operations. The remaining increase of $13.7 million was attributable to directional drilling revenues resulting primarily from the Diamondback and Phoenix acquisitions. Revenues from workover and completion activities increased approximately $7,000 during the six months ended June 30, 1998 as compared to the same period in 1997.

     Operating costs increased by $6.8 million for the three months ended June 30, 1998, as compared to 1997. Operating costs were approximately 82.9% of revenues in 1998 as compared with 66.4% of revenues in 1997. Operating costs increased by $12.6 million for the six months ended June 30, 1998, as compared to 1997. Operating costs were approximately 79.1% of revenues in 1998 as compared with 67.6% of revenues in 1997. This increase was due primarily to the increase in the level of activities primarily as a consequence of the acquisitions completed in 1997 and the first quarter in 1998. The increase in operating costs as a percentage of revenues is a result of competitive pressures on the prices the Company charges for its services and costs associated with integrating its various acquisitions. Salaries and benefits increased by $4.3 million for the three months ended June 30, 1998, as compared to 1997, while the total number of employees increased from 146 at June 30, 1997 to 323 at June 30, 1998. Salaries and benefits increased by $6.6 million for the six months ended June 30, 1998, as compared to 1997. This was due to salary increases, hiring of additional personnel, and employees hired in conjunction with the Phoenix Acquisition.

     Selling, general and administrative expenses increased by approximately $1.4 million from $0.5 million in the three months ended June 30, 1997 to $1.9 in the three months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 19.2% in the three months ended June 30, 1997 to 18.7% in 1998, primarily as a result of increased revenues due to acquisitions completed without a significant increase in executive and administrative personnel. Selling, general and administrative expenses increased by approximately $1.9 million from $.9 million, or 19.7% of revenues in the six months ended June 30, 1997, to $2.8 million, or 13.9% of revenues, in the six months ended June 30, 1998.

     Depreciation and amortization increased from $0.3 million in the three months ended June 30, 1997, or 10.7% of revenues, to $1.2 million in 1998, 12.1% of revenues, primarily because of the higher asset base of depreciable properties in the three months ended June 30, 1998 over the same period in 1997 and higher goodwill amortization. Depreciation and amortization increased from $0.5 million in the six months ended June 30, 1997, or 9.9% of revenues, to $2.1 million in 1998, or 10.3% of revenues.

     Interest expense and amortization of debt discount increased by $0.6 for the three months ended June 30, 1998 as compared to the same period in 1997 and increased by $1.0 million for the six months ended June 30, 1998 as compared to the same period in 1997. This was directly related to the increased amounts of indebtedness outstanding in 1998 incurred to finance acquisitions. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

     Net loss on sale of fixed assets was approximately $1,000 for the three months ended June 30, 1998 as compared to a net gain of $4,000 in the same period in 1997, net gain of approximately $4,000. Other income increased by approximately $7,000 in three months ended June 30, 1998 as compared to the same period in 1997.

     Income tax benefit totaled approximately $0.8 million for the three months ended June 30, 1998 and $0.6 million for the six months ended June 30, 1998. These totals contain Federal and State deferred taxes as well as current amounts.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement dated March 16, 1998 with Fleet Capital Corporation ("Fleet"). These covenants, as in effect at June 30, 1998, require the Company to maintain a fixed charge ratio of 1.6 to 1.0, a senior interest coverage ratio of at least 2.5 to 1.0, consolidated adjusted tangible net worth of not less than $15.6 million, and a ratio of total indebtedness for money borrowed to tangible net worth of 2.6 to 1.0. Under the terms of the Loan and Security Agreement, the foregoing constitute events of default, as defined, and at the option of Fleet, the obligations of the Company to Fleet may become immediately due and payable. The Company has been orally advised by Fleet that it will enter into a forbearance agreement with respect to making the Company's obligations to Fleet immediately due and payable, however, at present, no definitive agreement has been entered into. In the event a forbearance agreement is not entered into and Fleet exercises its option to demand immediate payment of the Company's obligations owing to it, an aggregate of approximately $12.9 million as of June 30, 1998 would be immediately due and payable to Fleet. If Fleet should seek immediate payment of the obligations, Fleet could seek to foreclose against substantially all of the Company's assets which are collateral for the Company's obligations to Fleet.

     Management expectd to be able to enter into a forebearance agreement with Fleet. It also expects that it will restructure or refinance its indebtedness with Fleet. However, there are no agreements or understandings with respect to any such restructuring or refinancing , and the Company is unable to state the terms on which such restructuring or refinancing would be undertaken and there can be no assurance that it will be successful with respect thereto.

     Cash used by Company operating activities was $1.1 million for the six months ended June 30, 1998 as compared to cash provided of $0.1 million for the sames period in 1997. Investing activities used cash of $3.8 million during the six months ended June 30, 1998 for the acquisition of property, plant and equipment and other businesses, net of cash acquired, offset by proceeds from the sale of fixed assets of $71 thousand. During the six months ended June 30, 1997, investing activities used cash of $0.8 million for the acquisition of property, plant and equipment and other businesses, net of cash acquired, offset by proceeds of approximately $46,000 from the sale of fixed assets. Financing activities provided cash of $5.2 million from the net proceeds from the issuance of common stock of $3.7 million and $16.8 million from the proceeds from bank and other borrowings during the six months ended June 30, 1998 offset by principal payments on bank and other borrowings and capital lease obligations of $14.8 million and $0.5 million of costs related to debt issuances. During the six months ended June 30, 1997 principal payments on bank and other borrowings and capital lease obligations totaled $0.3 million

     Cash at June 30, 1998 was $0.7 million as compared with cash at June 30, 1997 of $1.9 million.

     The Company's recent growth and increased revenues has been principally the result of the completion of seven acquisitions since November 1996. See Note 1 to Notes to Financial Statements.

     Under the terms of its agreement to acquire Diamondback, the Company has satisfied its capital expenditures obligations by expending $4 million for capital improvements during the last quarter of 1997 and the six months ended June 30, 1998.

     During the twelve months ending June 30, 1999 and the twelve months ending June 30, 2000, the Company is obligated to make repayments of principal on outstanding indebtedness of $2.5 million and $21 million, respectively. In addition, interest payments during those periods on all of the Company's outstanding indebtedness will amount to approximately $2.9 million and $1.7 million, respectively. The Company intends to make these payments of principal and interest and to satisfy the excess of its current liabilities over current assets out of its cash flow from operations, the proceeds from the possible private or public sale of debt or equity securities, other borrowings or refinancings of borrowings. The foregoing does not include repayment of principal under the Company's revolving loan facility with Fleet. The forgoing also assumes Fleet will continue to enter into such forebearance agreements as the Company may require, if any, in connection with any breaches of the Fleet loan agreements that may occur in the future and that the Company will be successful in restructuring or refinancing such indebtedness. On March 15, 2001 the revolving loan expires and the outstanding principal is due. The Company has made no arrangements to raise additional capital facility for the purpose of making these payments of principal and interest and is unable to state the terms on which such capital could be raised. However, there can be no assurance that such capital may be raised on terms that do not dilute the interests of the Company's present stockholders. At June 30, 1998, inventories were reclassified on the Company's balance sheet as a long-term rather than a current asset.

     On June 1, 1998, the Company completed the Petro Wireline Services Acquisition. The purchase price for the Petro Wireline Services Acquisition was approximately $943,632. Financing for the transaction, in the amount of $525,000, was obtained under the Company's Loan and Security Agreement with Fleet Capital Corp. The balance of the purchase price was paid by the issuance of a three-year promissory note, in the amount of $350,000, with interest at a rate of one and one/half percent above the prime rate of Fleet Capital Corp., payable in three equal annual installments with all accrued interest thereon. The Note is secured by a second lien on all the assets acquired, other than the inventory and other expendables. The Note and security for the note shall be subordinated to the first lien of Fleet Capital Corp. The Company has also agreed to pay the sellers $68,632 to be paid in six equal installments of $11,438.68 bearing interest on the outstanding balance at a rate of 9% per annum. Petro Wireline Services provides wireline and other services to oil and gas operators in the four corners region of New Mexico, Colorado, Utah and Arizona.

     On March 16, 1998, the Company completed the acquisition from Phoenix Drilling Services, Inc. ("Phoenix") of its domestic oil and gas well directional drilling and domestic survey business. The purchase price for the Phoenix Acquisition was approximately $19.0 million. Financing for the transaction was obtained through the sale of convertible notes and warrants to St. James Capital Partners, L.P. ("St. James") for $10.0 million. An additional $9.0 million was borrowed under the Company's Loan and Security Agreement with Fleet Capital Corp., and $3.3 million raised from the sale in a private placement of 596,000 shares of Common Stock at a price of $5.50 per share. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions" in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1997. See the Company's Current Report filed March 16, 1998 for a description of the Company's Loan and Security Agreement with Fleet Capital Corp.

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

     The Company intends to fund it's acquisitions using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Subject to the restrictions contained in the Company's existing loan agreement with Fleet Capital Corp., loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

YEAR 2000 COMPUTER ISSUES

     The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. These computer systems include those utilized for financial recordkeeping and on certain of its oil and gas service equipment. Such review will continue until all potential problems are located and resolved. However, on the basis of its review conducted to the present time, the Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse effect on its financial condition or results of operations. It is possible that the Company's financial position, results of operations, or cash flows could be disrupted by year 2000 problems experienced by its suppliers, the oil and gas production companies that utilize its services, financial institutions or other persons. The Company is unable to quantify the effect, if any, of year 2000 computer problems that may be experienced by these third parties.

INFLATION

     The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months and six months ended June 30, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.132, "Employers Disclosure about Pension and Other Post Retirement Benefits". SFAS No. 132 provided for new disclosure requirements about pension and other postretirement benefit obligations. This standard will be implemented in fiscal year 1998. In June 1998, the FASB issued No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 specifies accounting foe derivative and hedging activities and will be effective for fiscal year 2000. The implementation of there standards is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 9, 1998, Southwick Investments Inc. ("Southwick") commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a Professional Services Agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The Company intends to defend this action and believes that it has good and meritorious defenses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 1998, the Company sold 176,364 shares of Common Stock at a purchase price of $5.50 per share. The securities were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Regulation D, thereunder. All of the purchasers were accredited investors as defined under Regulation D. Balis, Lewittes & Coleman, Inc., a registered broker dealer, acted as agent for the Company and received a commission of $67,900. The net proceeds of $902,100 were used to fund expenses and related fees of the Phoenix Acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     At June 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement dated March 16, 1998 with Fleet Capital Corporation ("Fleet"). These covenants, as in effect at June 30, 1998, require the Company to maintain a fixed charge ratio of 1.6 to 1.0, a senior interest coverage ratio of at least 2.5 to 1.0, consolidated adjusted tangible net worth of not less than $15.6 million, and a ratio of total indebtedness for money borrowed to tangible net worth of 2.6 to 1.0. Under the terms of the Loan and Security Agreement, the foregoing constitute events of default, as defined, and at the option of Fleet, the obligations of the Company to Fleet may become immediately due and payable. The Company has been orally advised by Fleet that it will enter into a forbearance agreement with respect to making the Company's obligations to Fleet immediately due and payable, however, at present, no definitive agreement has been entered into. In the event a forbearance agreement is not entered into and Fleet exercises its option to demand immediate payment of the Company's obligations owing to it, an aggregate of approximately $12.9 million as of June 30, 1998 would be immediately due and payable to Fleet. If Fleet should seek immediate payment of the obligations, Fleet could seek to foreclose against substantially all of the Company's assets which are collateral for the Company's obligations to Fleet.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company filed a Current Report on Form 8-K/A on May 29, 1998.

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

                                                BLACK WARRIOR WIRELINE CORP.
                                                ----------------------------
                                                      (Registrant)

Date:  August 18,  1998                     /s/  William L. Jenkins
                                           -------------------------------------
                                                      William L. Jenkins
                                           President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)