Form 10QSB
period 1998-09-30
BLACK WARRIOR WIRELINE CORP
filed 1998-11-19
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998;

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                        11-2904094
 ----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S employer
 incorporation of organization)                       identification no.)

                  3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI
     ----------------------------------------------------------------------
            39701 (Address of principal executive offices, zip code)

                                 (601) 329-1047
     ----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]             NO

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
                 Class                              November  12 , 1998
         ------------------------                 -----------------------
         COMMON STOCK, PAR VALUE                     3,892,831 SHARES
           $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                              YES                  NO   [X]

                          BLACK WARRIOR WIRELINE COPR.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.       Financial Statements

              Consolidated Balance Sheets - September 30, 1998
              and  December 31, 1997                                          3

              Consolidated Statements of Operations -
              Three Months Ended September 30, 1998 and
              September 30, 1997                                              4

              Consolidated Statements of Operations -
              Nine Months Ended September 30, 1998 and
              September 30, 1997                                              5

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and
              September 30, 1997                                              6

              Notes to Consolidated Financial Statements -
              Nine Months Ended September 30, 1998 and
              September 30, 1997                                              7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Consolidated Results of Operations                6

PART II - OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities                                17

Item 6.       Exhibits and Reports on Form 8-K                               17

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                        ------------------        -----------------
                           ASSETS                           (UNAUDITED)
Current assets:
    Cash and cash equivalents                             $           0               $435,845
    Short-term investments                                       50,000                 50,000
    Accounts receivable, less allowance for doubtful
        accounts of $ 200,359 and $143,559                    5,549,349              5,459,689
    Prepaid expenses                                            283,570                390,144
    Deferred tax asset                                          730,213                 80,815
    Other receivables                                           639,083                901,629
                                                                -------                -------
                      Total current assets                    7,252,215              7,318,122
Land and building                                               245,000                      0
Property, plant, and equipment, less accumulated
    depreciation of $ 7,683,592  and $4,791,052              25,741,277              9,347,685
Inventories                                                   5,651,565                      0
Other assets                                                    518,259                358,521
Other receivables                                               500,000
Goodwill, less accumulated amortization of $477,642
  and $134,421                                               11,375,826              9,061,655
                                                             ----------              ----------
                      Total assets                          $51,284,142            $26,085,983
                                                            ===========            ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                             $115,135                     $0
    Accounts payable                                          6,135,624              3,619,466
    Accounts payable, related parties                                 0                  6,090
    Accrued salaries and vacation                                62,380                124,376
    Income tax payable                                                                 599,877
    Accrued interest payable                                    696,244                 69,041
    Other accrued expenses                                    1,043,215                289,445
    Deferred revenue                                            182,000                100,000
    Current maturites of notes payable to banks                       0                  7,624
    Mortgage notes payable, related party                             0                380,000
    Note payable, related party                               3,000,000
    Current maturities of long-term debt and capital
         lease obligations                                    3,474,631                793,618
                                                              ---------                -------
                      Total current liabilities              14,709,229              5,989,537
Deferred tax liability                                        1,032,991              1,132,513
Long-term accrued interest payable                              437,614                150,364
Notes payable to related parties                             15,400,000              8,070,549
Notes payable to banks, less current maturities                       0                 22,212
Long-term debt and capital lease obligations, less
    current maturities                                       14,752,698              5,123,535
                                                             ----------              ---------
                      Total liabilities                      46,332,532             20,488,710
                                                             ----------             -----------
Stockholder's equity:
     Preferred stock, $.0005 par value, 2,500,000
       shares authorized none issued at September 30,
       1998 and December 31, 1997, respectively                       0                      0
     Common stock, $.0005 par value, 12,500,000 shares
       authorized; 3,897,451 and 2,990,254 shares issued
       and outstanding at September 30, 1998 and December
       31, 1997, respectively                                     1,949                  1,495
Additional paid-in capital                                   12,065,166              7,744,953
Common stock to be issued in connection with acquisition

    (133,333 shares)                                                  0                280,000
Accumulated deficit                                          (6,532,112)            (1,845,782)
Treasury stock, at cost, 4,620 shares                          (583,393)              (583,393)
                                                              ----------              ---------
                      Total stockholders' equity              4,951,610              5,597,273
                                                              ---------              ---------
Total liabilities and stockholders' equity                  $51,284,142           $ 26,085,983
                                                            ===========           ============

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 1998 and September 30, 1997

                                                       SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                       ------------------       ------------------
                                                          (UNAUDITED)                (UNAUDITED)
Revenues                                                     $8,048,018                $4,565,840

Operating costs                                               7,607,565                 3,353,167

Selling, general and administrative expenses                  1,524,085                   740,396

Depreciation and amortization                                 1,651,343                   467,455
                                                              ----------                  --------

     Net (loss) income from operations                       (2,734,975)                    4,822

Interest expense and amortization of debt discount              919,481                   154,476

Net gain on sale of fixed assets                                 59,817                         0

Other income                                                     14,093                    32,258
                                                                 -------                   -------

     Net loss before benefit for
          income taxes                                       (3,580,546)                 (117,396)

Income taxes                                                          0                         0
                                                                      --                        -

     Net loss                                               $(3,580,546)                $(117,396)
                                                            ============                ==========

     Net loss per common share- basic                           $(0.92)                   $ (0.05)
                                                                =======                   =========

     Net loss per common share- diluted                         $(0.92)                   $ (0.05)
                                                                =======                   ========


Weighted average common shares outstanding-
    basic                                                     3,892,831                 2,378,596
                                                              =========                 =========

Weighted average common shares outstanding
    with dilutive securities                                  3,892,831                 2,378,596
                                                              =========                 =========

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended September 30, 1998 and September 30, 1997


                                                      SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                      ------------------       ------------------
                                                         (UNAUDITED)              (UNAUDITED)
Revenues                                                    $27,961,471                $9,218,909

Operating costs                                              23,051,611                 6,496,471

Selling, general and administrative expenses                  4,671,160                 1,538,329

Depreciation and amortization                                 3,707,192                    931,969
                                                              ---------                   ---------

     Net (loss) income from operations                       (3,468,492)                  252,140

Interest expense and amortization of debt discount            1,978,448                   408,149

Net gain on sale of fixed assets                                 60,823                         0

Other income                                                     50,389                    82,374
                                                                 ------                    -------

     Net loss before benefit for

          income taxes                                       (5,335,728)                  (73,635)

Benefit for income taxes                                        649,398                         0
                                                                -------                         -

     Net loss                                               $(4,686,330)                 $(73,635)
                                                            ============                 =========

     Net loss per common share - basic                          $(1.32)                     $(0.03)
                                                                =======                     =======

     Net loss per common share - diluted                       $ (1.32)                     $(0.03)
                                                               ========                     =======

Weighted average common shares outstanding-
    basic                                                     3,549,411                 2,210,968
                                                              =========                 =========

Weighted average common shares outstanding
    with dilutive securities                                  3,549,411                 2,210,968
                                                              =========                 =========

        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1998 and September 30, 1997


                                                       SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                       ------------------        ------------------
                                                            (UNAUDITED)              (UNAUDITED)
Cash used in  operations:                                     $(996,080)                $(242,194)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment          (4,691,698)               (1,358,015)
     Proceeds from sale of property, plant and equipment        205,781                    68,548
     Acquisition of business, net of cash acquired             (671,932)                  (98,427)
                                                              ----------                 ---------
Cash used in investing activities:                           (5,157,849)               (1,387,894)

Cash flows from financing activities:
     Debt issuance costs                                       (437,164)                 (190,000)
     Proceeds from bank and other borrowings                 23,882,426                 2,471,018
     Principal payments on long-term debt, notes payable
         and capital lease obligations                      (21,782,975)                 (361,752)
     Proceeds from issuance of common stock, net
         of offering costs                                    3,940,662                         0
                                                                                                 --
    Increase in cash overdraft                                  115,135                         0
                                                                -------                         -
 Cash provided  by financing activities:                      5,718,084                 1,919,266

Net (decrease) increase in cash and cash equivalents           (435,845)                  289,178
Cash and cash equivalents, beginning of period                  435,845                   727,454
                                                                -------                   -------

Cash and cash equivalents, end of period                             $0                $1,016,632
                                                                      =                ==========

Supplemental disclosure of  noncash investing and financing activities:
     Notes payable incurred in connection with
           business acquisition                             $19,000,000
     Capital lease obligations incurred to acquire
           property, plant & equipment                         $111,562

        See accompanying notes to the consolidated financial statements.

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiaries (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 should be read in conjuction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. The Company's recent growth and increased revenues has been principally the result of seven acquisitions completed since November 1996, including two acquisitions in 1998.

         On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc., ("Phoenix") the assets of its domestic oil and gas well directional drilling and downhole survey service business ("Phoenix Acquisition") for $19 million. For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of Phoenix over net assets acquired, goodwill, approximated $2.5 million and is being amortized over twenty-five years. On June 1, 1998, the Company acquired Petro Wireline ("Petro Acquisition") which has been engaged in the wireline business in the four corners region of New Mexico, Colorado, Utah and Arizona for $875 thousand. For financial statement purposes, the Petro Acquisition was accounted for as a purchase and, accordingly, Petro Wireline's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of Petro Wireline over net assets acquired, goodwill, approximated $65 thousand and is being amortized over twenty-five years.

         The following table presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 as if the acquisitions above had occurred at the beginning of the period presented. The pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at the beginning of the periods presented.

                                          NINE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                          ------------------     ------------------
                                              (UNAUDITED)            (UNAUDITED)

Revenues                                    $31,972,607            $42,522,509
Loss  before benefit for income tax         $(5,530,446)           $ (2,851,108)
Net loss                                    $(4,953,183)           $ (1,844,846)

Net loss per common share - basic           $     (1.40)           $      (0.83)

Net loss per common share - diluted         $     (1.40)           $      (0.83)


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

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              FOR THE THREE MONTHS                        FOR THE THREE MONTHS
                                            ENDED SEPTEMBER 30, 1998                    ENDED SEPTEMBER 30, 1997
                                --------------------------------------------     -------------------------------------
                                     LOSS            SHARES         PER SHARE      LOSS          SHARES        PER SHARE
                                   NUMERATOR       DENOMINATOR       AMOUNT      NUMERATOR     DENOMINATOR      AMOUNT
                                   ---------       -----------       ------      ---------     -----------      ------
Net income (loss)                $(3,580,546)                                  $(117,396)
BASIC EPS
Income (loss) available
    to common                   --------------------------------------------------------------------------------------
    shareholders                 $(3,580,546)        3,892,831       $(0.92)   $(117,396)        2,378,596      $(0.05)
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities
DILUTED EPS
Income (loss) available
    to common                   --------------------------------------------------------------------------------------
    shareholders                 $(3,580,546)        3,892,831       $(0.92)   $(117,396)        2,378,596      $(0.05)


                                               FOR THE NINE MONTHS                         FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30, 1998                    ENDED SEPTEMBER 30, 1997
                                --------------------------------------------     -------------------------------------
                                     LOSS            SHARES         PER SHARE      LOSS          SHARES        PER SHARE
                                   NUMERATOR       DENOMINATOR       AMOUNT      NUMERATOR     DENOMINATOR      AMOUNT
                                   ---------       -----------       ------      ---------     -----------      ------
Net income (loss)                $(4,686,330)                                   $(73,635)
BASIC EPS
Income (loss) available
    to common                  ---------------------------------------------------------------------------------------
    shareholders                 $(4,686,330)        3,549,411       $(1.32)    $(73,635)        2,210,968      $(0.03)
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities
DILUTED EPS
Income (loss) available
    to common                  ---------------------------------------------------------------------------------------
    shareholders                 $(4,686,330)        3,549,411       $(1.32)    $(73,635)        2,210,968      $(0.03)


         Options and warrants to purchase 4,918,000 and 1,674,500 shares of common stock at prices ranging from $1.50 to $8.01 were outstanding during the three and nine months ended September 30, 1998 and 1997 respectively but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

         Convertible debt instruments which would result in the issuance of 3,059,552 shares of common stock, if the conversion features were exercised, were outstanding during the three months and nine months ended September 30, 1998 but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments ranges from $3.25 to $7.00 per share and remained outstanding at September 30, 1998.

3.       INVENTORY

         Inventory consists of tool components, subassemblies, and expendable parts. Tools manufactured and assembled are transferred to property, plant and equipment as completed at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. At September 30, 1998 inventories were classified as a long-term asset rather than a current asset.

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

         On July 9, 1998, Southwick Investments Inc. ("Southwick") commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a Professional Services Agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The Company intends to defend this action vigorously and believes that it has good and meritorious defenses. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company is also a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         At September 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement dated March 16, 1998 with Fleet Capital Corporation ("Fleet"). On October 30, 1998, the Company entered into an Amended and Restated Loan and Security Agreement ("the Amended Credit Facility") with Fleet which amended and restated the Loan and Security Agreement entered into with Fleet on March 16, 1998. Under the terms of the Amended Credit Facility, any and all defaults or events of default occurring at September 30, 1998 or earlier under the prior Loan and Security Agreement were permanently waived.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company intends to continue to expand its wireline, directional drilling and other oil and gas service business through further strategic acquisitions of other companies engaged in such activities and through internal growth. Currently the Company is primarily seeking to consolidate its management of the operations acquired throughout 1997 and early 1998; however, it continues to explore and evaluate additional acquisitions and may seek to pursue additional acquisition opportunities if it believes the terms are favorable. The Company currently has no definitive agreements to acquire any additional oil and gas services companies. There can be no assurance that the Company will acquire any additional oil and gas services companies or that any such acquisitions will be beneficial to the Company. The process of integrating acquired companies into the Company's operations can create unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

         To date, the Company has funded its acquisition activities using the proceeds from secured lending from banks and other institutional lenders, the private or public sale of debt and equity securities and the cash flow from its current operations. Financing obtained to date has included borrowings secured by substantially all of the Company's assets. The Company intends to continue to use these sources to finance future acquisitions. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. There can be no assurance that the Company will raise additional capital when it is required to complete any proposed acquisitions or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis or Plan of Operations. Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, pricing in the oil and gas services industry, the ability of the Company to compete in the premium services market, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, the ability of the Company to successfully implement its business strategy, the ability of the Company to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and the ability of the Company to successfully address Year 2000 issues. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.

RESULTS OF CONSOLIDATED OPERATIONS. THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's consolidated results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services through the acquisition of other oil and natural gas well service companies, by intensified marketing of its services and through internal growth. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. This effect has been offset in recent years by a number of industry trends, including advances in technology that have increased drilling success rates and efficiency and an general upgrading in technology used on the Company's equipment.

         Demand and prices for the Company's services depend upon the level of activity in the oil and gas exploration and production industry in those areas of the United States where the Company offers its services. This activity depends upon numerous factors over which the Company has no control, including the level of oil and gas prices, expectations about future oil and gas prices, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the cost of exploring for, producing and delivering oil and gas, the price of foreign imports of oil and natural gas, the discovery rate of new oil and gas reserves, available pipeline and other oil and gas transportation capacity, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Recently, oil and gas prices have decreased primarily as a result of decreased international demand and economic uncertainty in Asia. These lower oil and gas prices have negatively impacted the Company's revenues for the nine months ended September 30, 1998. The level of drilling activity in the onshore oil and gas exploration and production industry in the United States has been volatile and no assurance can be given that current levels of oil and gas exploration activities in the areas where the Company offers its services will continue or that demand for the Company's services will correspond to the level of activity in the industry. Further, any material changes in the demand for or supply of natural gas could materially impact the demand for the Company's services. Prices for oil and gas are expected to continue to be volatile and to affect the demand for and pricing of the Company's services. A material decline in oil or gas prices or industry activity in the United States could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

         The oil and gas well service industry has been recently characterized by a decreased level of demand for wireline, directional drilling, recompletion and other oil and gas well services. The industry has been characterized by substantial fluctuations in the demand for such services and the supply of equipment. Recent declines in prices for oil and gas can be expected to continue to impact the Company's revenues. The Company's revenues in the future also can be expected to be impacted to a material extent not only by the demand throughout the industry but the supply of oil and gas well service equipment available to perform these services. The Company's revenues could be adversely affected by a shortage in the equipment available to the Company to perform its services.

         The following table sets forth the Company's revenues from its three principal lines of business and other revenues for the nine months and three months ended September 30, 1998 and 1997 respectively:

                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                               ---------------------------     ---------------------------
                                09/30/98          09/30/97        09/30/98       09/30/97
                                --------          --------        --------       --------
Wireline Services              $8,215,653      $6,548,856      $2,831,291      $2,815,176
Directional Drilling           18,457,240       1,282,086       4,774,019       1,282,086
Workover and Completion         1,149,323       1,180,922         367,354         406,164
Other                             139,255         207,045          75,354          62,414
                            -------------------------------------------------------------
                              $27,961,471      $9,218,909      $8,048,018      $4,565,840
                              ===========      ==========      ==========      ==========


         The Company had a net loss of $3.6 million for the three months ended September 30, 1998, as compared to net loss of $.1 million for the same period in 1997. The Company had a net loss of $4.7 million for the nine months ended September 30, 1998, as compared to loss of $.1 million for the same period in 1997.

         Revenues increased by $3.5 million to $8.1 million for the three months ended September 30, 1998 as compared to revenues of $4.6 million for the three months ended September 30, 1997. This increase was the result of acquisitions completed during 1997 and 1998. Revenues from operations have declined by an estimated $6.9 million on a pro forma basis during the same period, due to a reduced demand for the Company's services that primarily resulted from the recent decline in oil and gas prices.

         Revenues increased by $18.8 million to $28 million for the nine months ended September 30, 1998 as compared to revenues of $9.2 million for the nine months ended September 30, 1997. Revenues from operations declined by an estimated $10.5 million on a pro forma basis during the same period as seen in
Note 1 to the Consolidated Financial Statements, due to a reduced demand for the Company's services that primarily resulted from the recent decline in oil and gas prices.

         Operating costs increased by $4.3 million for the three months ended September 30, 1998, as compared to the same period of 1997. Operating costs were 95% of revenues for the three months ended September 30, 1998 as compared with 73.4% of revenues in the same period in 1997. Operating costs increased by $16.6 million for the nine months ended September 30, 1998, as compared to the same period in 1997. Operating costs were 82.6% of revenues for the nine months ended September 30, 1998 as compared with 70.5% of revenues in the same period in 1997. This increase was due primarily to the increase in the level of activities primarily as a consequence of the acquisitions completed in 1997 and 1998. The increase in operating costs as a percentage of revenues is a result of competitive pressures on the prices the Company charges for its services and costs associated with integrating its various acquisitions. Salaries and benefits increased by $3.3 million for the three months ended September 30, 1998, as compared to the same period in 1997, while the total number of employees increased from 176 at September 30, 1997 to 357 at September 30, 1998. Salaries and benefits increased by $9.5 million for the nine months ended September 30, 1998, as compared to the same period in 1997. This was due to salary increases, hiring of additional personnel, and employees hired in conjunction with acquisitions, partially offset by layoffs and cost controls that the Company initiated in response to the reduced demand for the Company's services that primarily resulted from the recent decline in oil and gas prices.

         Selling, general and administrative expenses increased by $.8 million from $.7 million in the three months ended September 30, 1997 to $1.5 million in the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 16.2% in the three months ended September 30, 1997 to 18.9% in 1998, primarily as a result of lower than anticipated revenues due to adverse market conditions with an increased level of executive and administrative activities associated with the recent acquisitions. Selling, general and administrative expenses increased by $3.2 million from $1.5 million, or 16.7% of revenues in the nine months ended September 30, 1997, to $4.7 million, or 16.7% of revenues in the nine months ended September 30, 1998, primarily as a result of increased levels of executive and administrative activities associated acquisitions.

         Depreciation and amortization increased from $.5 million in the three months ended September 30, 1997, or 10% of revenues, to $1.7 million in 1998, or 20% of revenues and from $.9 million in the nine months ended September 30, 1997, or 10.1% of revenues, to $3.7 million in 1998, or 13% of revenues, primarily because of the higher asset base of depreciable properties in the three month and nine month periods ended September 30, 1998 over the same periods in 1997 and higher goodwill amortization.

         Interest expense and amortization of debt discount increased by $.8 million for the three months ended September 30, 1998 as compared to the same period in 1997 and increased by $1.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997. This was directly related to the increased amounts of indebtedness outstanding in 1998 incurred to finance acquisitions. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

         Net gain on sale of fixed assets was $60 thousand for the three months ended September 30, 1998 as compared to no gain or loss in the same period in 1997. Other income decreased by $18 thousand in three months ended September 30, 1998 as compared to the same period in 1997.

         Income tax benefit totaled $.7 million for the nine months ended September 30, 1998 as compared to no income tax benefit or expense for the nine months ended September 30, 1997. These totals contain Federal and State deferred taxes as well as current amounts.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by Company operating activities was $1 million for the nine months ended September 30, 1998 as compared to cash used of $.2 million for the same period in 1997. Investing activities used cash of $5.2 million during the nine months ended September 30, 1998 for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds from the sale of fixed assets of $.2 million. During the nine months ended September 30, 1997, investing activities used cash of $1.5 million for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of approximately $.1 million from the sale of fixed assets. Financing activities provided cash of $5.7 million from the net proceeds from the issuance of common stock of $3.9 million and $23.9 million from the proceeds from bank and other borrowings during the nine months ended September 30, 1998 offset by principal payments on bank and other borrowings and capital lease obligations of $21.8 million and $.4 million of costs related to debt issuances.

         Cash at September 30, 1998 was zero as compared with cash at September 30, 1997 of $1.0 million.

         The Company's recent growth and increased revenues has been principally the result of the completion of seven acquisitions since November 1996. See Note 1 to the Consolidated Financial Statements.

         Under the terms of its agreement to acquire Diamondback, the Company has satisfied its capital expenditures obligations by expending $4 million for capital improvements during the last quarter of 1997 and the nine months ended September 30, 1998.

         During the twelve months ending September 30, 1999 and the twelve months ending September 30, 2000, the Company is obligated to make repayments of principal on outstanding indebtedness of $4.3 million and $14.1 million, respectively. The foregoing does not include repayment of the outstanding indebtedness of $2.1 million at September 30, 1998 under the Company's revolving loan facility with Fleet Capital Corp. ("Fleet"). The Company intends to make these payments of principal and interest and to satisfy the excess of its current liabilities over current assets out of its cash flow from operations, the proceeds from the possible private or public sale of debt or equity securities, other borrowings or refinancings of borrowings. On October 30, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with

Fleet which amended and restated the loan and security agreement entered into with Fleet on March 16, 1998. Under the terms of the agreement, Fleet has agreed to advance an additional $1.2 million and reduce principal payments. Fleet funded $600 thousand upon closing and will fund the remaining $600 thousand once certain conditions are met. Additionally, Black Warrior has received an additional $2.0 million from St. James Merchant Bankers L.P. in the form of a convertible promissiory note that has warrants attached. St. James has funded $1.25 million, of which $500 thousand had been received by the Company as of September 30, 1998 and will fund the remaining $750 thousand concurrently with Fleet's second funding of $600 thousand. On March 15, 2001 the revolving loan expires and the outstanding principal is due. The Company has made no arrangements to raise additional capital for the purpose of making these payments of principal and interest and is unable to state the terms on which such capital could be raised. However, there can be no assurance that such capital may be raised on terms that do not dilute the interests of the Company's present stockholders.

         On June 1, 1998, the Company completed the Petro Wireline Services Acquisition. The purchase price for the Petro Wireline Services Acquisition was approximately $943,632. Financing for the transaction, in the amount of $525,000, was obtained under the Company's Loan and Security Agreement with Fleet. The balance of the purchase price was paid by the issuance of a three-year promissory note, in the amount of $350,000, with interest at a rate of one and one/half percent above the prime rate of Fleet, payable in three equal annual installments with all accrued interest thereon. The Note is secured by a second lien on all the assets acquired, other than the inventory and other expendables. The Note and security for the note shall be subordinated to the first lien of Fleet. The Company has also agreed to pay the sellers $68,632 to be paid in six equal installments of $11,438.68 bearing interest on the outstanding balance at a rate of 9% per annum. Petro Wireline Services provides wireline and other services to oil and gas operators in the four corners region of New Mexico, Colorado, Utah and Arizona.

         On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. ("Phoenix") the assets of its domestic oil and gas well directional drilling and domestic survey business ("Phoenix Acquisition"). The purchase price for the Phoenix Acquisition was approximately $19.0 million. Financing for the transaction was obtained through the sale of convertible notes and warrants to St. James Capital Partners, L.P. ("St. James") for $10.0 million. An additional $9.0 million was borrowed under the Company's Loan and Security Agreement with Fleet, and $3.3 million raised from the sale in a private placement of 596,000 shares of common stock at a price of $5.50 per share. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and "Item 12. Certain Relationships and Related Transactions" in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1997. See the Company's Current Reports on Form 8-K filed March 16, 1998 and November 16, 1998 for a description of the Company's Loan and Security Agreement with Fleet.

         The Company has no definitive agreements to acquire any additional companies. However, there can be no assurance that the Company will not acquire additional companies in the future, or that any such acquisitions, if made, will be beneficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

         The Company intends to fund its acquisitions using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Subject to the restrictions contained in the Company's existing loan agreement with Fleet, loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

YEAR 2000 COMPUTER ISSUES

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 is often denoted by such hardware and software as "98." It is probable that such hardware and/or sofrware will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies. The Company has and continues to evaluate its information technology systems, hardware and non-information technology systems to assess modifications needed for the Year 2000. These systems include those utilized for financial recordkeeping and certain oil and gas service equipment. A member of senior management was selected to oversee the Year 2000 project. The project work plan involves the following phases: inventory of critical and non-critical systems and hardware, assessment and certification of third party systems. The Company has completed its inventory of systems and hardware. All critical systems are supported by third party vendors. The Company is currently in the process of certifying these systems with the vendors. With respect to other third party relationships, the Company is inquiring of certain vendors, customers, and other third parties that supply critical services to determine their preparedness and ability to continue normal operations.

         To date, the Company has incurred minimal costs related to the Year 2000 project and does not anticipate any significant additional costs. Such costs are expensed as incurred.

         Management expects that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material effect on the Company's results of operations, liquidity or financial condition. While the Company has and will continue to pursue Year 2000 compliance, there can be no assurance that the Company and its vendors, customers and other third parties which supply critical services will be successful in identifying and addressing all material Year 2000 issues. It is possible that the Company's financial position, results of operations, or cash flows could be disrupted by Year 2000 problems experienced by its vendors and customers, that utilize its services, financial institutions or other parties. The Company is unable to quantify the effect, if any, of Year 2000 computer problems that may be experienced by these third parties.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months and nine months ended September 30, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies guidelines for determining an entity's operating segments and the type and level of financial information required to be disclosed. In February 1998, the FASB issued Statement of Financial Accounting Standards No.132, "Employers Disclosure about Pension and Other Post Retirement Benefits". SFAS No. 132 provided for new disclosure requirements about pension and other postretirement benefit obligations. These standards will be implemented in fiscal year 1998. The implementation of these standards is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At September 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement dated March 16, 1998 with Fleet Capital Corporation ("Fleet"). On October 30, 1998, the Company entered into an Amended and Restated Loan and Security Agreement ("the Amended Credit Facility") with Fleet which amended and restated the Loan and Security Agreement entered into with Fleet on March 16, 1998. Under the terms of the Amended Credit Facility, any and all defaults or events of default occurring at September 30, 1998 or earlier under the prior Loan and Security Agreement were permanently waived.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27.      Financial Data Schedule

(b)      Reports on Form 8-K

          None

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


                                           BLACK WARRIOR WIRELINE CORP.
                                           ----------------------------
                                                  (Registrant)

Date:  November 19,  1998                  /S/  William L. Jenkins
                                         -------------------------------------
                                                  William L. Jenkins
                                           President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)