Form 10-K
period 1998-12-31
BLACK WARRIOR WIRELINE CORP
filed 1999-04-15
CIK 839871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One:

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended December 31, 1998; or

         [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

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

                                 (601) 329-1047
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                              (Title of Each Class)
                    COMMON STOCK, PAR VALUE $.0005 PER SHARE

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing  requirements for the past ninety (90) days.
[X] Yes [_] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year:  $34,436,553
         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates as of March 31, 1999:
              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $3,966,694 (Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.)
         Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                 Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE
                 Outstanding at March 31, 1999: 3,942,831 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference into this Annual Report on
                                   Form 10-KSB

            Transitional Small Business Issuer Format: [_] Yes [X] No


================================================================================

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisanna and South Texas. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. The Company's recent growth and increased revenues have been principally the result of seven acquisitions completed since November 1996.

RECENT ACQUISITIONS

         The   following   table  sets  forth   information   regarding   recent
acquisitions made by the Company:



     DATE (1)                COMPANY ACQUIRED                      BUSINESS LOCATION               PURCHASE PRICE
     --------                ----------------                      -----------------               --------------
June 1, 1998        Petro Wireline                       Four  corners  region  of New  Mexico,       $875,000
                                                         Colorado, Utah and Arizona

March 16, 1998      Phoenix Drilling Services,  Inc.     Continental United States                 $19.0 million
                    assets

December 15,        CAM Wireline Services, Inc.          Texas                                      $850,000 (3)
   1997

October 9, 1997     Diamondback Directional, Inc.        Texas and Louisiana                      $8.9 million (2)

June 9, 1997        PetroLog, Inc.                       Wyoming, Montana and South Dakota          $2.1 million

June 6, 1997        Production Well Services, Inc.       Southern Mississippi and Alabama           $940,000 (4)

November 19,        Dyna-Jet, Inc.                       Wyoming, South Dakota, Montana               $758,000
   1996                                                     and New Mexico


--------------------
(1)      Date the acquisition was closed.
(2)      Includes  647,569  shares of the Company's  Common Stock.
(3)      Includes 24,969 shares of the Company's Common Stock.
(4)      Includes 133,333 shares of the Company's Common Stock.

         At present, the Company is primarily seeking to consolidate its management of the operations acquired throughout 1997 and 1998 and implement its cost cutting program and plan to restructure its outstanding indebtedness. Additional acquisitions would be dependent upon favorable opportunities, the strategic objectives to be achieved and the availability of financing. The Company is not currently pursuing any material additional acquisition opportunities.

         With respect to the acquisitions completed in 1997 and the first half of 1998, the Company funded those transactions using the proceeds from secured borrowings from banks and other institutional lenders, the private or public sale of debt and equity securities and the cash flow from its current operations. Financing obtained included borrowings secured by substantially all of the Company's assets.

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $11.6 million (approximately 33.7% of revenues) in 1998, $9.5 million (approximately 55.7% of revenues) in 1997, and $5.9 million (approximately 77.4% of revenues) in 1996. At December 31, 1998, the Company owned 52 operational motor vehicle mounted wireline units, of which 21 are equipped with a state-of-the-art computer system, 7 are equipped with an earlier generation computer system, 16 are analog equipped and 8 are devoted exclusively to hoisting operations. In the third quarter of 1998, the Company commenced providing wireline services off-shore to customers with operations in the Gulf of Mexico. As of December 31, 1998, the Company owned six operational cased-hole wireline units skid-mounted for offshore work, all of which are equipped with state of the art computers.

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

         Open hole wireline services are performed after the drilling of the well but prior to its completion. Cased hole wireline services are performed during and after the completion of the well, as well as from time to time thereafter during the life of the well. The Company's services primarily relate to providing cased hole wireline services. Cased hole services include radioactive and acoustic logging used to evaluate downhole conditions such as lithology, porosity, production patterns and the cement bonding effectiveness between the casing and the formation. Other cased hole services include perforating, which opens up the casing to allow production from the formation(s), and free-point and back-off, which locates and frees pipe that has become lodged in the well. Cased hole services are used in the initial completion of the well and in virtually all subsequent workover and stimulation projects throughout the life of the well. The Company performs these services on a contract basis at the well site for operators and producers of the wells primarily on a bid basis at prices related to Company standard prices.

         These services are routinely provided to the Company's customers and are subject to the customers' time schedule, weather conditions, availability of Company personnel and complexity of the operation. These procedures generally take approximately one to one-and-one-half days to perform.

         Manufacturing. Since 1996 the Company has operated a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 1998, the Company manufactured for internal use six new wireline trucks and six new offshore wireline skids. The manufacturing facility also totally refurbished for internal use one wireline truck and refurbished to a lesser extent three wireline trucks. The Company also manufactured and sold to a third-party customer one new wireline truck and in November 1998 entered into a contract to manufacture and sell four wireline skids for a customer, the first of which was delivered in December 1998.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $21.3 million (approximately 61.9% of revenues) in 1998 and $5.9 million (approximately 34.8% of revenues) in 1997, substantially all of which was realized during the four months ended December 31, 1997. The revenues realized in 1997 were primarily the result of the acquisition by the Company in October 1997 of Diamondback Directional, Inc. The Company had no revenues from directional drilling services in 1996.

         Directional drilling entails entering a producing zone horizontally, using specialized drilling equipment, which expands the area of interface of hydrocarbons and thereby greatly enhancing recoverability.

         On March 16, 1998, the Company completed the acquisition of the domestic oil and gas well directional drilling and downhole survey service business, including the related operating assets, from Phoenix Drilling Services, Inc. This acquisition contributed to further increases in the Company's revenues from directional drilling services commenced in 1997. In addition, the acquisition has enabled the Company to provide downhole survey services to the oil and gas industry.

         The Company's multi-shot division provides directional surveying services and directional drilling equipment operators to the oil and gas industry. The services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and measurement while drilling. Management of the Company believes these services are state-of-the-art.

WORKOVER AND COMPLETION SERVICES

         These activities contributed revenues of $1.5 million (approximately 4.4% of revenues) in 1998, $1.6 million (approximately 9.5% of revenues) in 1997, and $1.7 million (approximately 22.6% of revenues) in 1996. These services are performed primarily on an hourly basis.

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

         The Company also engages in other oil and gas well service activities including, primarily, the sale, rental and service of tools and equipment used in the oil field services industry and conducts tool and equipment inspection, maintenance and testing services. These activities are not deemed by management to be material.

PRINCIPAL CUSTOMERS AND MARKETING

         During the year ended December 31, 1998, no single customer accounted for more than 10% of the Company's revenues. During the years ended December 31, 1997 and December 31, 1996, three customers accounted for a total of approximately 25.7% and 63.8%, respectively, of the Company's net revenues. The Company's principal customers and the percentage of the Company's net revenues received from each of such customers during the two years ended

December 31, 1997 are as follows:



                                                                      1997             1996
                                                                ----------------- ----------------
Taurus Exploration, Inc.                                             10.3%             25.3%
Pioneer   Resources,   Inc.   (formerly   Parker   &   Parsley
Development L.P.)                                                    12.4%             23.7%
Becfield Drilling Company                                             3.0%             14.8%
                                                                ----------------- ----------------
                           TOTALS                                    25.7%             63.8%
                                                                ================= ================


         The Company does not have any long-term agreements with its customers, and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

         The Company's services are marketed by its executive officers and a sales staff of approximately 20 persons working from its district offices. The Company relies extensively on its reputation in the industry to create customer awareness of its services.

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

         The Company has general liability, property, casualty, officers' and directors', and workers' compensation insurance. Although, in the opinion of the Company's management, the limits of its insurance coverage are consistent with industry practices, such insurance may not be adequate to protect the Company against liability or losses occurring from all the consequences of such risks or incidents. The occurrence of an event not fully covered by insurance (and a determination of the liability of Company for consequential losses or damages) could result in substantial losses to the Company and have a materially adverse effect upon its financial condition, results of operations, and cash flows.

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

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oil field services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. With the decline in demand for oil and natural gas well services, competition has intensified. Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although price competition has been in the past a significant characteristic of the industry, the Company's ability to offer more technologically advanced services is believed by management to have reduced its exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

         The Company's growth is dependent upon its ability to attract and retain skilled oilfield and management personnel. The competition for such qualified employees is frequently intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company requires their services.

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

EMPLOYEES

         As of March 31, 1999, the Company employed approximately 221 persons on a full-time basis. Of the Company's employees, 22 are management personnel, 28 are administrative personnel and 171 are operational personnel. The Company also uses the services of approximately 30 to 35 independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

INCORPORATION

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 1. Description of Business - General," "- Recent Acquisitions," "- Principal Customers and Marketing," "Item 6. Management's Discussion and Analysis or Plan of Operations - General," "-Twelve-Month Periods Ended December 31, 1998 and 1997", "- Liquidity and Capital Resources" and "Year 2000 Computer Issues." Such forward-looking statements relate to the Company's ability to implement its plan for the restructuring and refinancing of its outstanding indebtedness, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, to generate revenues and attain and maintain profitability and cash flow, improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to compete in the premium services market, the ability of the Company to redeploy its equipment among regional operations as required, the ability of the Company to provide services using the recently acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and the ability of the Company to successfully address Year 2000 issues. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, further declines in the prices for oil and natural gas and the absence of any material improvement in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results, financial condition and ability to fulfill its restructuring plan to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

         Substantial Indebtedness; Existing Defaults. At December 31, 1998, the Company's total indebtedness, all of which is classified with a current maturity, and inclusive of accrued interest, was approximately $41.1 million. In addition, subsequent to December 31, 1998 through March 31, 1999, the Company incurred additional indebtedness of approximately $2.5 million. At March 31, 1999, the Company was not in compliance with various covenants of the loan agreements relating to approximately $11.5 million of outstanding senior secured indebtedness and an additional $3.2 million of unsecured purchase money indebtedness was in default. As a consequence of cross-default provisions in its various debt instruments, substantially all of the Company's outstanding indebtedness is classified as currently due. The Company expects that it may incur additional indebtedness to meet its current obligations. The Company's level of indebtedness and the defaults thereunder pose substantial risks to the Company and the holders of its securities, including the possibility that the Company may not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness.

         Restrictions Imposed by Lenders; Secured Borrowing. The Company has outstanding secured indebtedness aggregating approximately $11.5 million under an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation ("Fleet") dated October 30, 1998. From time to time, including in early 1999, the Company has not been in compliance with various covenants in the Loan Agreement. In February 1999, the Company and Fleet entered into a Forebearance Agreement and Amendment to Loan and Security Agreement (the "Forebearance Agreement") whereby Fleet agreed, among other things, to forebear through June 30, 1999 taking action on defaults under the Company's Loan Agreement. Subject to the Company meeting certain conditions and complying with certain covenants, Fleet agreed to defer the payments of principal due on its loan during the months of March through June 1999. At April 13, 1999, the
Company was in default of certain of the terms of the Forebearance Agreement. The instruments governing the Company's indebtedness to Fleet impose significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan
Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. The Company is currently in default under a number of provisions of its Loan Agreement and Forebearance Agreement with Fleet. Fleet has the right to elect to declare all of the funds borrowed to be immediately due and payable together with accrued and unpaid interest and to refuse to make additional advances under the revolving credit arrangement. In such event, there can be no assurance that the Company would be able to make such payment or borrow sufficient funds from alternative sources to make any such payment. If the Company were unable to repay all amounts declared due and payable under the Loan Agreement, Fleet could proceed against the collateral granted to satisfy the indebtedness and other obligations due and payable. This collateral includes substantially all of the Company's assets. If the indebtedness owing to Fleet were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Fleet would constitute a default under other indebtedness of the Company which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders. As part of its proposed recapitalization plan described herein, the Company is seeking to refinance its indebtedness owing to Fleet.

         Other Current Liabilities. In addition to its outstanding indebtedness to lenders and others, the Company had outstanding at December 31, 1998 accounts payable of approximately $6.0 million. The Company is substantially dependent upon the cooperation of its creditors in order to be successful in implementing its restructuring plan described elsewhere herein. The Company's operations are hindered by these large amounts of outstanding payables and certain vendors are currently dealing with the Company on a cash only basis or otherwise refusing to provide services and materials to the Company in view of the outstanding accounts payable.

         Recent Depressed Levels of Prices for Oil and Natural Gas; Recent Business Environment. The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described herein in "Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995."

         Four key factors that currently influence the worldwide oil market and therefore current and future expenditures for exploration and development by the Company's customers are: the degree to which certain large producing countries, in particular Saudi Arabia and Venezuela, are willing and able to restrict production and exports of crude oil; the increasing rate of depletion of known hydrocarbon reserves;. the level of economic growth in certain key areas of the world, particularly developing Asia, where the correlation between energy demand and economic growth is particularly strong; and the amount of crude oil in storage relative to historic levels.

         These factors, together with projections for future commodity price movement, influence overall levels of expenditures for exploration and development by the Company's customers. Crude oil prices experienced record low levels in 1998, trading below $15/bbl for most of the year and averaging only $14.41/bbl - the lowest yearly average recorded since 1983 and down over 30 percent from year-ago levels. Prices were lower due to increased supply from renewed Iraqi exports, increased OPEC and non-OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn and a generally warmer than normal winter. U.S. natural gas weakened in 1998 compared to the prior year periods, also due to abnormally warm winter weather. In response to lower oil prices and expectations for continued low oil prices in 1999, oil companies cut upstream capital spending, particularly in the second half of 1998.

         As a consequence of the current levels of oil and natural gas prices, which remain depressed from levels experienced in 1997 and 1996, management of the Company expects demand for the Company's services to remain depressed throughout 1999, which may result in reduced revenues for 1999 as compared to 1998.

         Auditors Report; Uncertainty as to Going Concern; Financial Statement Presentation. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's violations of various covenants in its loan agreements with its principal secured lender, its working capital deficiency, operating losses and its lack of liquidity, create substantial uncertainties as to the Company's ability to continue as a going concern. The report of PricewaterhouseCoopers LLP dated March 19, 1999 contains a paragraph referring to these uncertainties. The Company's financial statements at December 31, 1998 do not include any adjustments that might result from the outcome of these uncertainties.

         The Company's ability to continue as a going concern makes it dependent on its ability to obtain additional financing and refinance its existing indebtedness and to generate adequate revenues and cash flow to meet its obligations. As is described under "Item 6. Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources," management has implemented a plan that it believes addresses the uncertainties referred to in the report of its Independent Accountants. There can be no assurance however that the Company will be successful in implementing its plan, including refinancing its senior secured indebtedness, or that unforeseen events may not prevent its implementation. Management of the Company believes that the implementation of its plan will be substantially dependent upon the continuing cooperation of its lenders, vendors and customers.

         Material Charge to Operations During 1998. In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

       The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the realizability and/or amortization periods of its goodwill.

         The Company experienced a large decline in demand for its services as a result of a large decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

         The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million, which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively.

         Substantial Dilution; Possible Defaults on Obligations. The Company has outstanding as of March 31, 1999, common stock purchase warrants, options and convertible securities entitled to purchase or be converted into an aggregate of 31,073,280 shares of the Company's Common Stock at exercise and conversion prices ranging from $1.50 to $8.01. Accordingly, if all such securities were exercised or converted, the 3,942,831 shares of Common Stock issued and outstanding on March 31, 1999, would represent 11.3% of the shares outstanding on a fully diluted basis.

         As of March 31, 1999, the Company's Certificate of Incorporation permits it to issue up to 12,500,000 shares of Common Stock. Accordingly, the Company has an insufficient number of shares of Common Stock authorized for issuance in the event all its outstanding warrants and options were exercised in full and convertible securities fully converted. The Company's loan agreement dated February 18, 1999 with SJMB, LP ("SJMB"), an affiliate of St. James, provides that the Company shall, at or before its next annual meeting of shareholders, secure an amendment to its Certificate of Incorporation to increase the number of shares that the Company is authorized to issue to a number sufficient to authorize the issuance of its current outstanding shares and all shares that are issuable upon conversion of the Company's outstanding shares and all shares that are issuable upon conversion of the Company's outstanding convertible notes and exercise of any warrants or options to purchase Common Stock. Pursuant to this provision, the Company intends to submit to a vote of its shareholders at its next annual meeting a proposal to increase the number of shares of Common Stock authorized to 50,000,000 shares. Approval of this amendment will require the favorable vote of the holders of a majority of the shares of Common Stock issued and outstanding.

         The failure of the shareholders of the Company to approve the amendment of the Certificate of Incorporation will constitute a breach of the Company's agreement with SJMB and, if such default remains uncured for 45 days, constitute an Event of Default under the Company's $2.5 million promissory note held by SJMB. Under those circumstances, the principal of the note and all accrued interest would become automatically immediately due and payable. Such default would also constitute a default under all of the Company's other indebtedness owing to St. James and its affiliates, aggregating $16.9 million as of March 31, 1999, as well as a default under the Company's borrowings from Fleet. Accordingly, an aggregate of $29.7 of the Company's indebtedness would be in default and would entitle the creditors to foreclose on substantially all of the Company's assets

         Availability of Trained Personnel. The operation of the wireline, directional drilling and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper operational results. The Company's operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment. The Company has historically experienced a high rate of employee turnover. In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment its operations could be adversely affected. While the Company believes that its wage rates are competitive and that its relationship with its workforce is good, a significant increase in the wages paid by other employers could result in a reduction in the Company's workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, the Company's revenues could be impacted.

         Dependence on Major Customers. Historically, a large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 1998, no single customer accounted for more than 10% of the Company's revenues. However, a significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of March 31, 1999, St. James Capital Partners, L.P., including certain of its affiliated entities and partners, collectively referred to as ("St. James") held promissory notes of the Company convertible into 12,933,333 shares of Common Stock and held warrants to purchase an additional 16,535,138 shares of Common Stock. Upon conversion of the notes and exercise of the warrants, St. James would hold an aggregate of 29,468,471 shares representing 88.2% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. St. James has agreed to convert an aggregate of $4.9 million principal amount of its notes into an aggregate of 3,266,666 shares of Common Stock (45.3% of the shares then issued and outstanding). The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

         Under the terms of the Company's Loan Agreement with Fleet, in the event that St. James ceases to own and control beneficially and of record (a) at least 55% of each class of issued and outstanding capital stock of the Company (on a fully diluted basis) prior to a secondary public offering of stock or other securities acceptable to Fleet, or (b) pursuant to a secondary public offering of capital stock (or other securities acceptable to Fleet), at least 30% of each class of issued and outstanding capital stock of the Company (on a fully diluted basis), the Company will be in breach of a covenant in the Loan Agreement.

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

         Seasonality and Weather Risks. The Company's operations are subject to seasonal variations in weather conditions, daylight hours and favorable weather conditions for its off-shore wireline operations. Since the Company's activities take place outdoors, the average number of hours worked per day, and therefore the number of wells serviced per day, generally is less in winter months than in summer months, due to an increase in snow, rain, fog and cold conditions and a decrease in daylight hours. Furthermore, demand for the Company's wireline services by oil and gas companies in the first quarter is generally lower than at other times of the year. As a result, the Company's revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

         Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny Ray Thronton, Vice-President, Operations, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through December 2001) and Thornton and Neel (through April 1, 2000), and has purchased "key-man" life insurance with respect to each of such persons.

         Absence of Dividends. The Company has not declared or paid any cash dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no cash dividends are contemplated to be declared or paid on the Common Stock. In addition, the Company's existing loan agreements prohibit the payment of cash dividends. See "Price Range of Common Stock; Dividend Policy."

ITEM 2.  PROPERTIES

         The Company leases 6,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on September 30, 2001 for its executive offices. The monthly rental is $1,900, plus electric and gas utilities. In addition, the Company maintains District Offices at 21 locations throughout its service area and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $522,000. Of such facilities three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company believes that all of the facilities are adequate for its current requirements.

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

         The Company and Southwick Investments, Inc. are parties in an arbitration proceeding before the American Arbitration Association in Atlanta, Georgia. Initially, Southwick filed a claim in the state courts of Georgia, seeking to recover damages for failure to furnish an option to purchase 50,000 shares of the Company's stock and pay other fees allegedly due pursuant to a Professional Services Agreement between the Company and Southwick. The Company counterclaimed against Southwick, alleging failure of performance by Southwick. The Company deems the allegation of Southwick to be without merit and intends to vigorously contest the defense of this case and to pursue its counterclaim against Southwick.

         The Company is a defendant in a number of other legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:


                                                                      BID PRICES
                                                       ------------------------------------------
                             1997                           HIGH                      LOW
-------------------------------------------------------------------------------------------------
              First Quarter                                $4.44                     $2.75
              Second Quarter                               $4.19                     $2.56
              Third Quarter                                $6.81                     $3.13
              Fourth Quarter                               $9.63                     $6.00


                                                                      BID PRICES
                                                       ------------------------------------------

                             1998                           HIGH                      LOW
-------------------------------------------------------------------------------------------------

              First Quarter                                $8.00                     $5.88
              Second Quarter                               $9.34                     $5.00
              Third Quarter                                $5.75                     $2.38
              Fourth Quarter                               $2.69                     $0.88

                                                                       BID PRICES
                                                       ------------------------------------------
                              1999                           HIGH                      LOW
--- ---------------------------------------------------------------------------------------------
                First Quarter                               $2.50                     $1.00




         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On April 12, 1999, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $1.19.

         As of April 12, 1998, the Company had approximately 445 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock, including in excess of 350 holding 100 shares or more. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services by intensified marketing of its services. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. Declines in 1998 in the prevailing prices for oil and natural gas adversely impacted the Company's operations.

         The following table sets forth the Company's revenues from its three principal lines of business for each of the three years ended December 31, 1998:



                                                1998                      1997                      1996
--------------------------------------------------------------------------------------------------------------------
Wireline Services                              $11,592                    $ 9,513                     $5,874

Directional Drilling                            21,311                      5,932                        -0-

Workover and Completion                          1,533                      1,618                      1,709
                                           -------------------------------------------------------------------------
                                               $34,437                    $17,063                     $7,582
                                           =========================================================================

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

         Revenues increased by $17.3 million or 101% to $34.4 million for the year ended December 31, 1998 as compared to revenues of $17.1 million for the year ended December 31, 1997. Wireline services revenues increased by $2.1 million in 1998 primarily because of the acquisition of Petro Wireline, the Company's establishment of an off-shore wireline operation and a new on-shore wireline facility at Minden, Louisiana. Directional drilling revenues increased as a consequence of the Diamondback activities operated for a full year and the acquisition of the Phoenix assets in March 1998.

         Operating costs increased by $18.2 million for the year ended December 31, 1998, as compared to 1997. This increase was due primarily to the increase in the level of activities as a consequence of the acquisitions completed in 1998. Salaries and benefits increased by $6.7 million for 1998 as compared to 1997. This was due primarily to hiring of additional personnel as a consequence of the acquisitions completed. Operating costs as a percentage of revenues increased to 88.5% in 1998 from 71.8% in 1997 primarily because declining billing rates and equipment utilization.

         Selling, general and administrative expenses increased by approximately $5.2 million from $2.1 million in 1997 to $7.5 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased from 12.8% in 1997 to 21.6% in 1998, primarily as a result of increased fixed expenses arising out of acquisitions and declining revenues in the last half of 1998. At December 31, 1998, the Company's accounts receivable were $3.6 million, net of a reserve of $2.2 million. The reserve arose out of liquidity shortages experienced by the Company's customers because of declines in the prevailing prices received for oil and natural gas production and contributed to the increase in selling, general and administrative expenses.

         Depreciation and amortization increased from $1.4 million in 1997, to $4.8 million in 1998, primarily because of the higher asset base of depreciable properties in 1998 over 1997.

         In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

       The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the realizability and/or amortization periods of its goodwill.

         The Company experienced a large decline in demand for its services as a result of a large decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

         The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million, which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively.

         Interest expense and amortization of debt discount increased by $2.3 million for 1998 as compared to 1997. This was directly related to the increased amounts of indebtedness outstanding in 1998 incurred to finance acquisitions.

         Net gain on sale of fixed assets increased in 1998 to $155,000 from $26,000 in 1997. Other income decreased by $10,694 in 1998 because of a decrease in interest income.

         Income tax benefit was $1.1 million in 1998 compared to an expense of $222,000 for 1997. The income tax benefit arises out of the Company's net losses for the year. See "Note 10 of Notes to Consolidated Financial Statements."

         The Company's net loss for 1998 was $21.0 million, of which $11.1 million was the result of the loss from impairment of intangibles, inventories and property, plant and equipment discussed above. The Company's loss was primarily attributable to the foregoing impairment as well as the related declines in demand for the Company's services and equipment utilization which arose in 1998 out of the declines in prices for oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in Company operating activities was $826,000 for the year ended December 31, 1998 as compared to cash provided by operating activities of $1.2 million for the year ended December 31, 1997. Investing activities of the Company used cash of $6.5 million during the year ended December 31, 1998 for the acquisition of property, plant and equipment and other businesses offset by proceeds from the sale of fixed assets of $300,000. During the year ended December 31, 1997, acquisitions of property, plant and equipment and other businesses used cash of $3.8 million offset by proceeds of $74,000 from the sale of fixed assets. Financing activities provided cash of $10.4 million from the net proceeds from the issuance of convertible notes and warrants, other borrowings and the sale of common stock during the year ended December 31, 1998 offset by principal payments on long-term notes and capital lease obligations and loan origination costs of $2.8 million. During the year ended December 31, 1997, the sale of convertible notes and warrants and the sale of common stock resulted in proceeds of $2.6 million offset by principal payments on long-term debt and capital lease obligations of $347,000.

         During the year ended December 31, 1998, the Company expended $897,000 for the acquisition of property, plant and equipment financed under capital leases and notes payable and incurred an additional $20.2 million of notes payable in connection with the acquisition of businesses. During the year ended December 31, 1997, the Company expended $1.5 million for the acquisition of property, plant and equipment financed under capital leases and notes payable and incurred an additional $9.1 million of notes payable in connection with the acquisition of businesses.

         During 1998, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during the last half of 1998. While these conditions continued throughout much of the first quarter of 1999, prices for oil and natural gas had improved moderately by the beginning of the second quarter. Management of the Company believes that an improvement in its revenues will be dependent upon a continuing period of improved pricing and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $18.9 million at December 31, 1998, other indebtedness of approximately $3.7 million, and $16.9 million owing to St. James Capital Partners, L.P. ("SJCP") and its affiliates. All of this indebtedness is shown as currently due and payable on the Company's consolidated balance sheet at December 31, 1998.

     Management's plans with respect to addressing its current financial situation include primarily the following:

            o In March 1999 the Company borrowed an additional $2.5 million from an affiliate of SJCP, the Company's principal investor.

            o The Company is engaged in efforts to refinance its senior indebtedness which is intended to provide, among other things, more favorable terms and thereby improve liquidity.

            o In March 1999, the Company entered into a forbearance agreement with Fleet Capital Corp. which, among other things, permitted the Company to defer payments of principal to Fleet through June 30, 1999.

            o    In April 1999,  GE Capital  Corp.  agreed to defer  payments of
                 interest   on  an   aggregate   of  $3.9   million  of  secured
                 indebtedness through June 30, 1999.

            o The Company has continued through the first quarter of 1999 to further implement a cost reduction program first implemented in the last half of 1998 and intends to focus on cost reduction opportunities through 1999.

         Management also intends to raise additional capital in conjunction with the foregoing plan, which may be either debt or equity capital or a combination thereof, which, together with the renegotiation of certain outstanding indebtedness, will be used to meet the Company's other current liquidity requirements. Management expects that, upon conclusion of the plan, its indebtedness owing to SJCP will be long-term or converted into equity securities.

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed at the end of the first quarter of 1999, the foregoing plan together with the cost-cutting program implemented in 1998, which included reductions in personnel and salaries of existing personnel, closing and consolidating certain district offices, together with other cost-cutting activities, should enable the Company to operate, commencing with the second quarter of 1999, without a further deterioration of its liquidity condition.

         Management of the Company is unable to assure that its efforts to implement the plan described above will be successful or state the terms under which or when the proposed transactions will be completed. Management expects that in order to complete such transactions substantial amounts of equity securities may be required to be issued which may materially dilute the Company's existing stockholders.

YEAR 2000 COMPUTER ISSUES

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 is often denoted by such hardware and software as "98." It is probable that such hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies. The Company has and continues to evaluate its information technology systems, hardware and non-information technology systems to assess modifications needed for the Year 2000. These systems include those utilized for financial record keeping and certain oil and gas service equipment. A member of senior management was selected to oversee the Year 2000 project. The project work plan involves the following phases: inventory of critical and non-critical systems and hardware, assessment and certification of third party systems. The Company has completed its inventory of systems and hardware. All critical systems are supported by third party vendors. The Company is currently in the process of certifying these systems with the vendors. With respect to other third party relationships, the Company is inquiring of certain vendors, customers, and other third parties that supply critical services to determine their preparedness and ability to continue normal operations.

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

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 1998.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated   Financial   Statements   of  the  Company   meeting  the
requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

         Report of Independent Accountants for the Years Ended
         December 31, 1998, 1997 and 1996....................................................   F-1
         Consolidated Balance Sheets as of
         December 31, 1998 and 1997..........................................................   F-2
         Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996....................................................   F-3
         Consolidated Statements of Stockholders' Equity (Deficit) for the
         Years Ended December 31, 1998, 1997 and 1996........................................   F-4
         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996....................................................   F-5
         Notes to Consolidated Financial Statements..........................................   F-6


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The  following  table  contains  information   concerning  the  current
Directors and executive officers of the Company:



                            NAME                       AGE                        POSITION
             ------------------------------------------------------------------------------------------
                     William L. Jenkins                46            President, Chief Operating Officer
                                                                                and Director

                       Allen R. Neel                   42                 Executive Vice-President

                     Danny Ray Thornton                48               Vice-President - Operations

                      John L. Thompson                 41                         Director

                   Charles E. Underbrink               46                         Director



         William L. Jenkins has been President, Chief Operating Officer and a Director of the Company since March 1989. From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Welex - A Halliburton Company, in the South and Southwest. From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc., as a consultant, providing services to a number of oil and gas companies. During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including a predecessor of the Company, of which he served as Secretary/Treasurer until 1988. Mr. Jenkins has over twenty years' experience in the oil field service business. Mr. Jenkins is Mr. Thornton's brother-in-law.

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

         Danny Ray Thornton is a Vice-President of the Company and has been employed by the Company since March 1989. From 1982 to March 1989, Mr. Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company's operational predecessor. Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978. His principal duties with the Company include supervising and consulting on wireline and workover operations. Mr. Thornton is Mr. Jenkins' brother-in-law,

         John L. Thompson is a Director and President of St. James Capital Corp., a Houston-based merchant banking firm. St. James Capital Corp. also serves as the General Partner of St. James Capital Partners, L.P., an investment limited partnership specializing in merchant banking related investments.
Additionally, he is Chairman of the Board of Herlin Industries, Inc., a publicly-held holding company engaged in energy services and is a Director of Industrial Holdings, Inc., a publicly-held company. Prior to co-founding St. James, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues. Mr. Thompson was elected to the Company's Board of Directors pursuant to the terms of agreements between the Company and St.James Capital Partners, L.P. See "Certain Transactions" for a description of the transaction.

         Charles E. Underbrink was elected a Director on April 1, 1998. He has been, since July 1995, the Chief Executive Officer and Chairman of St. James Capital Corp., a Houston based merchant banking firm and the general partner of St. James Capital Partners, L.P. Mr. Underbrink has been, from August 1996 to the present, a principal of HUB, Inc. a lender to small capitalization businesses and the operator of mini-storage facilities located in Minnesota and Wisconsin.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 1998 for all services rendered to the Company in each of the years 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                               --------------------------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
---------------------------------------------------------------------------------------------------------------------
William L. Jenkins               1998        $146,275          -0-          200,000          -0-             $1,216(1)
   President                     1997        $110,000          -0-            -0-            -0-             $1,216(1)
                                 1996         $95,000          -0-            -0-            -0-             $1,216(1)

Allen R. Neel                    1998        $131,334          -0-                           -0-             $8,400(2)
  Executive Vice President       1997         $78,500          -0-          80,000           -0-             -0-
                                 1996         $60,500          -0-            -0-            -0-             -0-

---------------------------------
(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.

(2)      Automobile allowance paid to Mr. Neel.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1998.

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 1998.



                                                  % OF TOTAL OPTIONS/                                     MARKET
                        NUMBER OF SECURITIES        SARS GRANTED TO       EXERCISE OR                    PRICE ON
                          UNDERLYING SARS/           EMPLOYEES IN         BASE PRICE     EXPIRATION      DATE OF
        NAME            OPTIONS GRANTED (#)           FISCAL YEAR          ($/SHARE)        DATE          GRANT
--------------------- ----------------------------------------------------------------------------------------------
William Jenkins              200,000(1)                   37%                $6.69         1/1/03         $6.69


--------------------------

(1) Of which, 100,000 shares are exercisable on grant of the option and the remaining shares become exercisable on January 1, 2000 and January 1, 2001.

STOCK OPTION HOLDINGS AT DECEMBER 31, 1998.

         The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 1998 (such officers did not exercise any options during the most recent fiscal year).



                                                                                       VALUE OF UNEXERCISED
                                    NUMBER OF UNEXERCISED OPTIONS                      IN-THE-MONEY OPTIONS
                                         AT DECEMBER 31,1998                         AT DECEMBER 31, 1998 (1)

         NAME                   EXERCISABLE              UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
William Jenkins                   100,000                   100,000                  -0-                 -0-
Allen Neel                         60,000                    20,000                  -0-                 -0-

----------------------------
(1)      Based on the closing sales price on December 31,1998 of $1.00.


EMPLOYMENT AGREEMENTS

         The Company has entered into an Employment Agreement, dated January 1, 1998, with William L. Jenkins, to serve as its President, Chief Executive Officer and a Director of the Company. The Employment Agreement, which terminates on December 31, 2001, provides for an annual base salary of $225,000. Mr. Jenkins has agreed to a reduction in his salary to $85,000 as a consequence of the decline in oil and gas prices and the impact on the Company's operations. The Employment Agreement provides for certain increases in Mr. Jenkins base compensation in the years 1999, 2000 and 2001 if the Company meets certain performance objectives. Pursuant to the agreement, Mr. Jenkins was granted a ten-year option to purchase 200,000 shares of the Company's common stock at an exercise price of $6.6875 per share, the fair market value of the stock on January 1, 1998, the date the option was granted. With certain exceptions, the agreement restricts Mr. Jenkins from engaging in activities in competition with the Company during the term of his employment and, in the event Mr. Jenkins terminates the agreement prior to its termination date, for a period of eighteen
(18) months thereafter and also in the event he terminates the agreement, from soliciting for employment any employee of the Company for a period of two years after termination.

         The Company has entered into two-year employment agreements terminating on April 1, 2000 with each of Allen R. Neel, Executive Vice-President and Danny Ray Thornton, Vice-President, Operations, of the Company. Mr. Neel is to receive base compensation of $135,000 per year; however, he has agreed to a reduction to $85,000 per year. Mr. Thornton receives base compensation of $75,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years there after. In addition, the agreements provide for the grant to such employees of options to purchase 50,000 shares of the Company's Common Stock on execution of the agreements and 10,000 shares on each of the first three anniversary dates of the agreements, provided such persons continue to be employed by the Company, exercisable at a price of $2.625 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1999 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of March 31, 1999, the Company had 3,942,831 shares of Common Stock outstanding.


                                                                                        PERCENTAGE OF
                                                              NUMBER OF SHARES      OUTSTANDING SHARES(3)
                       NAME AND ADDRESS (1)(2)                     OWNED
              ------------------------------------------------------------------------------------------------
              William L. Jenkins                                    410,000 (4)               5.1%

              Danny Ray Thornton                                     80,666 (5)               2.1%

              Allen R. Neel                                          80,000 (5)               2.1%

              St. James Capital Partners, L.P.
                  and affiliates(6)
              777  Post Oak Boulevard - Suite 950                29,468,471                  88.2%
              Houston, Texas  77056

              Bendover Corp. (7)
              Alan W. Mann (8)
              M. Dale Jowers
              13843 Highway 105 West - Suite 212                    647,569                  17.4%
              Conroe, Texas  77304

              All Directors and Officers as a Group
                 (5 persons including the above)                 33,771,302 (4)(5)(6)        88.9%


-----------------------------------

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

(3)      The  percentage  of  outstanding   shares  calculation  is  based  upon
         3,942,831 shares outstanding as of March 31, 1999, except as otherwise noted.

(4) Includes 200,000 shares issuable on exercise of an option, of which the option is presently exercisable with respect to 100,000 shares.

(5) Includes 80,000 shares issuable on exercise of an option at a price of $2.625 per share, of which 62,500 shares are immediately exercisable and an additional 12,500 shares will become exercisable on April 1, 1999 and each anniversary thereafter, provided, the employee remains employed by the Company.

(6) Includes shares issuable to St. James Capital Partners, LP and its affiliates on conversion of notes and exercise of warrants. See "Item
         12. Certain Relationships and Related Transactions."

(7) Based on information contained in the Schedule 13D dated October 9, 1997. On October 9, 1997, the Company issued 647,569 shares and paid $586,000 in cash to purchase substantially all the assets of Diamondback Directional, Inc. (which corporation subsequently changed its name to Bendover Corp.). Messrs. Mann and Jowers each own approximately 42.5% of the outstanding capital stock of Bendover Corp.

(8) Mr. Mann also holds directly 784 shares of Common Stock in addition to the 647,569 shares held by Bendover Corp. in which he has an indirect beneficial interest.

(9) Also includes the shares held by St. James and the shares issuable on exercise of the vested portion of the options held by Messrs. Thornton and Neel.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 9, 1998, the Messr. Danny Ray Thornton, Allen R. Neel and Reese James, officers and employees of the Company, agreed to release their lien on the Company's receivables in exchange for confirmation by the Company of certain obligations to such persons which consist of (i) reimbursement of such persons for their legal fees and expenses incurred in connection with their efforts to recover from Monetary Advancement International Inc., and (ii) the agreement to make such persons whole by issuing stock of the Company having a value of $240,000, based on the bid price at the date of issuance, less any recover from MAII.

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

         Commencing in June 1997 through February18, 1999, the Company entered into a series of transactions with St. James whereby the Company sold to St. James on the following dates for an aggregate purchase price of $19.4 million, the following securities:



                    DATE                                     SECURITY                       PRINCIPAL AMOUNT
---------------------------------------------------------------------------------------------------------------
June 6, 1997                                    9% Convertible Promissory Note              $2.0 million (1)
October 9, 1997                                 7% Convertible Promissory Note              $2.9 million (2)
January 23, 1998                                8% Convertible Promissory Note              $10.0 million(3)
October 30, 1998                                10% Convertible Promissory Note              $2.0million (4)
February 18, 1999                               10% Convertible Promissory  Note            $2.5 million (5)


               DATE                        NUMBER OF WARRANTS (6)(7)                     EXPIRATION DATE
---------------------------------------------------------------------------------------------------------------
June 6, 1997                                       1,221,000                               June 5, 2002

October 9, 1997                                    2,239,138                             October 10, 2002

January 23,1998                                    9,000,000                             January 23, 2003

October 30, 1998                                   2,000,000                             October 30, 2003

February 18, 1999                                  2,075,000                            February 18, 2004


---------------------------

(1) Convertible at a current conversion price of $1.50 per share, as adjusted through February 18, 1999 pursuant to anti-dilution adjustments, into an aggregate of 1,333,333 shares of Common Stock.
(2) Convertible at a current conversion price of $1.50 per share, as adjusted through February 18, 1999 pursuant to anti-dilution adjustments, into an aggregate of 1,933,333 shares of Common Stock.
(3) Convertible at an exercise price of $1.50 per share, as adjusted through February 18, 1999 pursuant to anti-dilution adjustments, into an aggregate of 6,666,667 shares of Common Stock.
(4) Convertible at a current conversion price of $1.50 per share, as adjusted through February 18, 1999 pursuant to anti-dilution adjustments, into an aggregate of 1,333,333 shares of Common Stock.
(5) Convertible at a current conversion price of $1.50 per share, subject to anti-dilution adjustments, into an aggregate of 1,666,667 shares of Common Stock.
(6) Each warrant represents the right to purchase one share of Common Stock at $1.50 per share, subject to anti-dilution adjustments.
(7)      As adjusted and subject to further anti-dilution adjustment.

         On each of June 6 and October 9, 1997, January 23 and October 30, 1998, and February 18, 1999 the Company entered into Purchase Agreements, and related notes, warrants and security documents (the "Agreements") with St. James or certain affiliated entities regarding the purchase of the securities described in the tables above. Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such Agreements contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated, as of March 31, 1999, to borrowings by the Company from Fleet in the maximum aggregate amount of $11.5 million. The notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the tables above, subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect in which event the conversion price is reduced to the lower price at which such shares were issued. Pursuant to the Agreements, the Company agreed to issue to St. James for nominal consideration warrants to purchase shares of Common Stock of the Company exercisable at the prices set forth in the tables above, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise prices then in effect in which event the exercise price is reduced to the lower price at which such shares were issued. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James will be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and
(vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and Fleet, St. James could seek to foreclose against the collateral for the notes.

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

         In March 1998, St. James agreed to certain amendments to its agreements with the Company in connection with the Company's borrowings from Fleet to finance the completion of the acquisition of assets from Phoenix Drilling Services, Inc.. Among other things, these amendments required St. James to extend the maturity date of $10.0 million of indebtedness owing to it from maturing in 18 months to maturing in 36 months, required St. James to fully subordinate the payment of principal and interest on the indebtedness owing to it to the prior payment in full of the Company's indebtedness to Fleet, and required St. James and its affiliate to refrain from selling shares of Common Stock of the Company below certain percentage levels of the Company's shares outstanding so long as the indebtedness remains owing to Fleet. In consideration for these amendments, the Company agreed to reduce the exercise and conversion prices of the common stock purchase warrants and note issued to St. James in January 1998 to $5.50 per share and to provide that in the event shares are issued by the Company thereafter at a price less than $5.50 per share such exercise and conversion prices will be reduced to a price equal to the price at which the shares are issued. The $5.50 price was based on a price at which the Company issued shares of Common Stock in a private placement in March 1998, at the time St. James agreed to the amendments to its agreements.

         At June 30, 1998, the Company was not in compliance with certain financial covenants of its Loan and Security Agreement with Fleet. Under the terms of the loan agreement, the breach of these covenants constituted events of default and at the option of Fleet, the obligations of the Company to Fleet were subject to being declared by Fleet to be immediately due and payable.

         On October 30, 1998, the Company entered into an Amended and Restated Loan Agreement with Fleet pursuant to which, among other things, Fleet waived any and all defaults which existed under the prior loan agreement. Under the Amended and Restated Loan Agreement, Fleet agreed to loan to the Company up to an additional $1.2 million, subject however to the Company borrowing an additional $1.5 million subordinated to the Company's borrowings from Fleet and an additional $500,000 borrowed by the Company from St. James in July 1998 being converted into a loan subordinated to the Company's indebtedness owing to Fleet.

         In order to obtain the additional $1.5 million of subordinated borrowings necessary to complete the closing of the Company's Amended and Restated Loan Agreement with Fleet, on October 30, 1998, the Company entered into an agreement with SJMB, L.P. ("SJMB"), an affiliate of St. James, whereby SJMB agreed to purchase up to $2.0 million principal amount of the Company's convertible promissory note due on March 16, 2001. Such amount included a refinancing of the $500,000 loaned in July 1998 and provided $750,000 to the Company on October 30, 1998 to close the amended loan agreement with Fleet. Subject to the Company meeting certain conditions, SJMB agreed to loan an additional $750,000 to the Company, which funds were loaned on December 1, 1998. The note issued to SJMB is convertible into shares of the Company's Common Stock at an original conversion price of $2.25 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also agreed to issue to SJMB warrants to purchase shares of Common Stock exercisable at a price of $2.25 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward. Under the agreement with SJMB, warrants to purchase 1,333,333 shares of Common Stock were issued.

         On February 18, 1999, in order to obtain the additional $2.5 million of borrowings necessary to complete the closing under the Forebearance Agreement with Fleet, the Company entered into an agreement with two affiliates of St. James, to purchase up to $2.5 million principal amount of the Company's convertible promissory note due on March 16, 2001. The note is convertible into shares of the Company's Common Stock at an original conversion price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also issued warrants to purchase 2,075,000 shares of Common Stock exercisable at a price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward.

         As a consequence of the issuance of the convertible note and warrant to SJMB in October 1998 with conversion and exercise prices of $2.25, under the terms of the anti-dilution provisions of the outstanding convertible notes and warrants held by St. James, including certain of its affiliates and assignees, the conversion prices and exercise prices of those securities were reduced to $2.25 per share with the total number of shares issuable on conversion and exercise being adjusted upward to 16,040,092 shares. As a consequence of the issuance of the convertible note and warrant to SJMB in February 1999 with conversion and exercise prices of $1.50, under the terms of the anti-dilution provisions of the outstanding convertible notes and warrants held by St. James, including certain of its affiliates and assignees, the conversion prices and exercise prices of those securities were reduced to $1.50 per share with the total number of shares issuable on conversion and exercise being adjusted upward to 29,468,471 shares.

         The ability of St. James and its affiliates to fully exercise or convert their warrants and notes is dependent upon an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 12,500,000 shares to 50,000,000 shares at the Company's forthcoming annual meeting of stockholders.

         During the year ended December 31, 1998, the Company paid $902,012 to St. James Capital Corp. for consulting fees.

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

                (b) A completion or workover rig is used to position tubing, pumps and other production equipment in he cased hole. As the name plies, this is used for subsequent "workover" or remedial service.

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

          10.2 Employment Agreement, dated January 31, 1997, between Danny Ray Thornton and the Company, and amendment thereto.

          10.3 Employment Agreement, dated January 31,1997, between Allen R. Neel and the Company, and amendment thereto.

          10.4 Purchase and Sale Agreement dated June 6, 1997 between Black Warrior Wireline Corp. and Vernon E. Tew, Jr., Mark R. Roberts, E.J. Wooten, Chester Whatley and William A. Tew. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

          10.5 Purchase and Sale Agreement dated June 9, 1997 between Black Warrior Wireline Corp. and John L. Morton, Theodore W. Morton, and John D. Morton. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6, 1997)

         10.6 Agreement for Purchase and Sale dated June 6, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.7 $2,000,000 Convertible Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6, 1997) 10.8 $3,000,000 Bridge
                           Loan Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.9 Warrant dated June 6, 1997 to purchase 546,000 shares of Common Stock issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                           1997).

         10.10 Warrant dated June 6, 1997 to purchase 120,000 shares of Common Stock issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                           1997).

         10.11 Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated June 6, 1997. (Filed as an exhibit to the Company's Current Report on Form 8-K for June 6,
                           1997)

         10.12 Asset Purchase Agreement dated as of September 1, 1997 between Black Warrior Wireline Corp. and Diamondback Directional, Inc., Alan Mann and Michael Dale Jowers. (Filed as an exhibit to the Company's Current Report on Form 8-K for October 9, 1997).

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

         21                Subsidiaries.

                                 NAME                     STATE OF INCORPORATION
                                 Boone Wireline Co., Inc.                Alabama

         27                Financial Data Schedule.


         (b)      Reports on Form 8-K.

     During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K for October 30, 1998 in response to Item 5. Other Events and
Item 7. Financial Statements and Exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 12, 1999

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



Signature                                            Capacity                              Date
---------                                            --------                              ----


/s/ William L. Jenkins                    President (Principal Executive,             April 12, 1999
---------------------------                  Financial and Accounting Officer)
William L. Jenkins                           and Director



/s/ John L. Thomspon                       Director                                    April 12, 1999
---------------------------
John L. Thompson

/s/ Charles E. Underbrink                  Director                                    April 12, 1999
---------------------------
Charles E. Underbrink

                          BLACK WARRIOR WIRELINE CORP.

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

REPORT OF INDEPENDENT ACCOUNTANTS



The Stockholders and Board of Directors
Black Warrior Wireline Corp.
Columbus, Mississippi

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. and its subsidiary (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company's violation of certain debenture agreements, working capital deficiency, operating losses, and lack of liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Birmingham, Alabama
March 19, 1999

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997


                                      ASSETS                                                           1998                1997
Current assets:
   Cash and cash equivalents                                                                    $       1041242       $       435845
   Short-term investments                                                                                 50000                50000
   Accounts receivable, less allowance of $2,157,421 and $143,559, respectively                         3596004              5459689
   Prepaid expenses                                                                                      110579               390144
   Deferred tax asset                                                                                                          80815
   Other receivables                                                                                     236273               514946
   Other current assets                                                                                  498812               386683
        Total current assets                                                                            5532910              7318122
Land and building, held for sale                                                                         400000
Inventories                                                                                             4278601
Property, plant, and equipment, less accumulated depreciation                                          22628601              9347685
Other assets                                                                                             539537               358521
Goodwill, less accumulated amortization of $215,678 and $134,421, respectively                          3435201              9061655

        Total assets                                                                            $      36814850       $     26085983
                                                                                                ===============       ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                             $       5964266       $      3619466
   Accounts payable, related parties                                                                                            6090
   Accrued salaries and vacation                                                                          91275               124376
   Income taxes payable                                                                                                       599877
   Accrued interest payable                                                                             1527674                69041
   Other accrued expenses                                                                                826366               289445
   Deferred revenue                                                                                      155016               100000
   Current maturities of notes payable to banks                                                                                 7624
   Notes payable to related parties                                                                    20662890               380000
   Current maturities of long-term debt and capital lease obligations                                  18923719               793618
        Total current liabilities                                                                      48151206              5989537
Deferred tax liability                                                                                                       1132513
Long-term accrued interest payable                                                                                            150364
Notes payable to banks, less current maturities                                                                                22212
Notes payable to related parties                                                                                             8070549
Long-term debt and capital lease obligations, less current maturities                                                        5123535
        Total liabilities                                                                              48151206             20488710

Commitments and contingencies (Notes 6, 7, 13, 15, and 18)


Stockholders' equity (deficit):
   Preferred stock, $.0005 par value, 2,500,000 shares authorized none issued at December 1998
   Common stock, $.0005 par value, 12,500,000 shares authorized in 1998 and 1997, respectively; 3,897,451 and 2,990,254 shares
      issued at December 31, 1998 and 1997, respectively                                                   1948                 1495
   Additional paid-in capital                                                                          12107551              7744953
   Common stock to be issued in connection with acquisition (133,333 shares)                                                  280000
   Accumulated deficit                                                                                -22862462             -1845782
   Treasury stock, at cost, 4,620 shares at 1998 and 1997                                               -583393              -583393
        Total stockholders' equity (deficit)                                                          -11336356              5597273

        Total liabilities and stockholders' equity (deficit)                                    $      36814850       $     26085983
                                                                                                ===============       ==============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1998, 1997, and 1996

                                                                          1998              1997              1996
                                                                          ----              ----              ----

Revenues                                                        $       34436553  $       17062542   $       7582021

Operating costs                                                         30484788          12247630           5116777

Selling, general, and administrative expenses                            7453547           2191785           1302994

Depreciation and amortization                                            4815955           1442635            574400

Loss from impairment of goodwill, inventories,
   and property, plant, and equipment (Notes 2 and 19)                  11100000

      Income (loss) from operations                                    -19417737           1180492            587850

Interest expense and amortization of debt discount                      -2867575           -609430           -342197

Net gain on sale of fixed assets                                          154986             25584             76645

Other income                                                               61948             72642             39425

      Income (loss) before provision (benefit) for income
        taxes and extraordinary gain                                   -22068378            669288            361723

Provision (benefit) for income taxes                                    -1051698            222041            -65715

      Income (loss) before extraordinary gain                          -21016680            447247            427438

Extraordinary gain on extinguishment of debt, net of income
   taxes of $-0- in 1996 (Note 6)                                                                            1608501

      Net income (loss)                                         $      -21016680  $         447247   $       2035939
                                                                ================  ================   ===============

Income (loss) per common share - basic:
   Income (loss) before extraordinary gain                      $          -5.86  $           0.18   $          0.41

   Extraordinary gain, net of income taxes                                                                      1.55

   Net income (loss) per common share - basic                   $          -5.86  $           0.18   $          1.96
                                                                ================  ================   ===============



Income (loss) per common share - diluted:
   Income (loss) before extraordinary gain                      $          -5.86  $           0.14   $          0.41
   Extraordinary gain, net of income taxes                                                                      1.55

   Net income (loss) per common share - diluted                 $          -5.86  $           0.14   $          1.96
                                                                ================  ================   ===============

Weighted average common shares outstanding                               3589235           2533650           1040192
                                                                ================  ================   ===============

Weighted average common shares outstanding
   with dilutive securities                                              3589235           3759756           1040192
                                                                ================  ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) for the years ended December 31, 1998, 1997, and 1996

                                                                                               COMMON
                                                 COMMON STOCK                                  STOCK         TREASURY STOCK
                                             --------------------    PAID-IN   ACCUMULATED     TO BE       -----------------
                                             SHARES     PAR VALUE    CAPITAL     DEFICIT       ISSUED      SHARES       COST
                                             ------     ---------    -------     -------       ------      ------       ----
Balance, December 31, 1995                    759052  $      380   $ 3375702   $ -4328968                    4620  $  -583393

Shares issued in private placement            600000         300      643080

Conversion of subordinated debentures
   to common stock and stock warrants         814164         407     1099311

Shares  issued to related party in
   consideration for services performed        12000           6       14994

Net income for the year ended
   December 31, 1996                                                              2035939

Balance, December 31, 1996                   2185216        1093     5133087     -2293029                    4620     -583393

Shares issued in consideration
   for consulting services                     65000          32      136461

Shares issued for acquisitions                672538         336     2239664

Shares to be issued in connection
   with acquisition (133,333 shares)                                                       $     280000
   shares)

Issuance of warrants                                                   69550

Shares  issued from exercise of warrants      67500           34      134966
warrants

Stock option plan  compensation                                        31225
expense

Net income for the year ended
   December 31, 1997                                                               447247

Balance, December 31, 1997                  2990254          1495     7744953    -1845782        280000       4620     -583393

Shares issued in private placement           596000           298     3035268

Shares issued in private placement           176364            88      902012

Shares issued in connection with
   prior year acquisition                    133333            66      279934                   -280000

Shares issued from exercise of
   warrants                                    1500             1        2999

Issuance of warrants                                                   142385

Net loss for the year ended
   December 31, 1998                                                             -21016680

Balance, December 31, 1998                   3897451   $     1948 $  12107551 $  -22862462 $          0       4620  $  -583393

The accompanying notes are an integral part of these consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998, 1997, and 1996


                                                                                     1998            1997             1996
                                                                                     ----            ----             ----
Cash flows from operating activities:
   Net income (loss)                                                            $   -21016680  $       447247  $      2035939
   Adjustments to reconcile net income (loss) to net cash (used in)
      provided by operating activities:
        Depreciation                                                                  4398762         1308214          574400
        Amortization                                                                   417193          134421
        Allowance for doubtful accounts                                               2279922           96359            6844
        Net gain on disposition of property, plant, and equipment                     -154986         -124384          -76645
        Loss on impairment of goodwill, inventories, and property,
           plant, and equipment                                                      11100000
        Compensation, consulting, and management expenses paid
           by issuance of common stock                                                                 167725           15000
        Extraordinary gain on extinguishment of debt                                                                 -1608501
        Deferred tax expense (benefit)                                               -1051698          185245         -118262
        Change in:
           Accounts receivable                                                        -416237        -1843476         -456033
           Inventories                                                                  97304
           Prepaid expenses                                                            174006         -336720          -18284
           Other receivables                                                          -221327            -310           65974
           Other current assets                                                        -18497         -148313            3556
           Other assets                                                                331133         -283551             -15
           Accounts payable and accrued liabilities                                   3255141         1562981          347490
                Cash (used in) provided by operating activities                       -825964         1165438          771463

Cash flows from investing activities:
   Acquisitions of property, plant, and equipment                                    -5992397        -3087666         -468354
   Proceeds from sale of property, plant, and equipment                                295658           74448           95072
   Purchase of short-term investments                                                                  -50000
   Acquisitions of businesses, net of cash acquired                                   -533224         -697224         -256783
                Cash used in investing activities                                    -6229963        -3760442         -630065

Cash flows from financing activities:
   Proceeds from bank and other borrowings                                             3697054         2515303
   Proceeds from working revolver, net                                                 2769856
   Debt issue costs                                                                   -369765
   Proceeds from issuance of common stock, net                                         3940666          135000          643380
   Principal payments on long-term debt, notes payable, and
      capital lease obligations                                                       -2376487         -346908         -342149
                Cash provided by financing activities                                  7661324         2303395          301231

                Net increase (decrease) in cash and cash equivalents                   605397         -291609          442629
Cash and cash equivalents, beginning of year                                           435845          727454          284825

Cash and cash equivalents, end of year                                          $     1041242  $       435845  $       727454
                                                                                =============  ==============  ==============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $     1559296  $       419555  $        74746
                                                                                =============  ==============  ==============

      Income taxes                                                              $           0  $       132649  $            0
                                                                                =============  ==============  ==============

Supplemental schedule of noncash investing and financing activities:
  Land and building with basis of $400,000 exchanged for a $500,000 note                       $       500000
  Default on notes receivable relating to land and building sale (Note 2)       $      500000
  Notes payable and subordinated debentures converted to common
    stock and stock warrants (Note 6)                                                          $                      1343750
  Accrued interest forgiven (Note 6)                                                           $                      1514468
  Acquisition of property, plant, and equipment financed under capital
    leases and notes payable                                                    $      897509  $      1528347  $       796930

   Notes payable incurred in connection with acquisitions of businesses         $    20201140  $      9148449  $       380000
   Borrowings to refinance existing debt                                                       $      4500000
   Stock warrants issued                                                        $      142383  $        69550

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION

       Black Warrior Wireline Corp. and Subsidiary (the Company), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and in South Texas. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. Further discussion on business segments is located in
       Note 16.

  2.   SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Boone Wireline Co. All significant intercompany accounts and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. Unbilled amounts included in accounts receivable totaled $48,000 and $554,000 at December 31, 1998 and 1997, respectively.

       INVENTORIES - Inventories consist of tool components, subassemblies, and expendable parts used in directional oil and gas well drilling activities. Tools manufactured and assembled are transferred to property, plant, and equipment as completed at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice (see Note 19).

       LAND AND BUILDING, HELD FOR SALE - Land and building held for sale was stated at the lower of cost or estimated net realizable value. During 1997, the Company exchanged land and building with a basis of $400,000 for a $500,000 note receivable. The Company did not recognize the $100,000 gain as no down payment was received. The $100,000 was included in deferred revenue at December 31, 1997. During 1998, the buyer failed to pay the note receivable when it became due. Accordingly, the transaction has been reversed and the land and building are recorded on the balance sheet at cost.

       PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years. At December 31, 1998, significantly all of the property, plant, and equipment has been pledged as collateral for the Company's borrowings (see Note 19).

       GOODWILL - Goodwill is stated at cost and is being amortized on a straight-line basis principally over twenty-five years. The Company assesses the recoverability and the amortization period of goodwill not identified with impaired assets by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. If impairment was indicated by this analysis, measurement of the loss would be based on the fair market value of the businesses acquired calculated by discounting projected future cash flows. The projections would be over a five year period using a discount rate and terminal value multiple commensurate with current oil and gas service companies.

       The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the realizability and/or amortization periods of its goodwill (see Note 19).

       LONG-LIVED ASSETS - In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

       The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the realizability and/or amortization periods of its goodwill (see Note 19).

       INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

       STOCK-BASED COMPENSATION - In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to its stock-based employee compensation arrangements.

       USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

       REVENUE RECOGNITION - Revenues are recognized at the time services are performed.

       EARNINGS PER SHARE - In accordance with SFAS No. 128, Earnings per Share, the Company presents basic and diluted earnings per share (EPS) on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The number of common stock equivalents is determined using the treasury stock method. Options have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options.

       SEGMENT REPORTING - In 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 16).

       RECLASSIFICATIONS - Certain items have been reclassified for the year ended December 31, 1997 in order to conform to classifications used for the year ended December 31, 1998.

  3.   ACQUISITIONS

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


        Fair value of assets acquired, including goodwill                            $       1254055
        Cash paid for assets acquired and transaction
           costs incurred, net of cash received                                               -16850
        Common stock issued in connection with acquisition                                   -280000

           Liabilities assumed or incurred                                           $        957205
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

        Fair value of assets acquired, including goodwill                            $       3438613
        Cash paid for assets acquired and transaction costs incurred                         -595381
           Liabilities assumed or debt incurred                                      $       2843232
                                                                                     ===============

          On October 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities, effective as of September 1, 1997, of Diamondback Directional, Inc. (DDI). DDI is engaged in providing oil and gas well drilling services, which consists of horizontal drilling as well as conventional directional drilling. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, DDI's results are included in the consolidated financial statements since the date of acquisition. The purchase price consisted of $2,750,000 in cash financed with the proceeds of a $2,900,000, 7% convertible promissory note, $3,170,549 of the Company's promissory notes and 647,569 shares of the Company's common stock. The purchase price is subject to adjustment, by reduction of the principal amount of the notes, to the extent the gross receipts, as defined in the purchase agreement, from the DDI operations for the twelve month period ending August 31, 1998 and August 31, 1999 fail to meet a specified performance standard. The acquisition resulted in goodwill of approximately $7,686,000, which is being amortized over twenty-five years. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

        Fair value of assets acquired, including goodwill                            $       9771822
        Cash paid for assets acquired and transaction
           costs incurred, net of cash received                                               -74178
        Common stock issued in connection with acquisition                                  -2100000

           Liabilities assumed or debt incurred                                      $       7597644
                                                                                     ===============

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

        Fair value of assets acquired, including goodwill                            $        800815
        Cash paid for assets acquired and transaction costs incurred                          -10815
        Common stock issued in connection with acquisition                                   -140000

           Liabilities assumed or debt incurred                                      $        650000
                                                                                     ===============

       The Company has agreed that in the event it files a registration statement under the Securities Act of 1933 relating to an underwritten public offering of its shares, the holder of the shares issued in the above transactions will have certain rights to have the shares included in the registration statement.

       On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. (Phoenix) the assets of its domestic oil and gas well directional drilling and downhole survey service business (Phoenix Acquisition) for $19,000,000. A portion of the purchase price was financed with the proceeds of a $9,000,000 note bearing interest at 9%. The remaining purchase price was financed through two additional notes, $9,000,000 and $1,000,000, both of which bear interest at 8% (see Note 4). For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the consolidated  financial  statements  since the date of  acquisition.  The excess of the purchase price of Phoenix over net assets acquired, goodwill, approximated $2,760,000 and is being amortized over twenty-five years. During the fourth quarter of 1998, the Company finalized its allocation of the purchase price of Phoenix which resulted in an increase to goodwill of approximately $260,000. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:

        Fair value of assets acquired, including goodwill                            $      20219422
        Cash paid for assets acquired and transaction costs incurred                         -510765

           Liabilities assumed or debt incurred                                      $      19708657
                                                                                     ===============

       During the fourth quarter of 1998, the Company assessed the recoverability of long-lived assets relating to the DDI and Phoenix acquisitions. The Company concluded the goodwill and certain inventories and property, plant, and equipment were impaired (see Note 19).

       On June 1, 1998, the Company acquired Petro Wireline, Inc. (Petro Acquisition), which is engaged in the wireline business in the four corners region of New Mexico, Colorado, Utah, and Arizona, for $875,000. A portion of the purchase price was financed with the proceeds of a $525,000 note that bears interest at 9%. The Company entered into a promissory note with the former owner for the remaining amount of the purchase price. The $350,000 note bears interest at 1.5% above the prime rate for commercial loans adjusted as of the first day of each month during the term of the note (see Note 4). For financial statement purposes, the Petro Acquisition was accounted for as a purchase and, accordingly, Petro Wireline's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of Petro Wireline over net assets acquired, goodwill, approximated $87,000 and is being amortized over twenty-five years.

        Fair value of assets acquired, including goodwill                            $        966091
        Cash paid for assets acquired and transaction costs incurred                          -22459

           Liabilities assumed or debt incurred                                      $        943632
                                                                                     ===============

       The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997, as if the acquisitions had occurred at the beginning of the years presented. The pro forma summary information does not necessarily reflect the consolidated results of operations as they actually would have been if the acquisitions had occurred at the beginning of the years presented.

                                                                                          1998              1997
                                                                                       (UNAUDITED)       (UNAUDITED)
        Revenues                                                                     $      38688771   $      60254678
        Loss before benefit for income taxes                                         $     -22259312   $      -5465505
        Net loss                                                                     $     -21278034   $      -5465505
        Net loss per common share - basic                                            $         -5.72   $         -1.79
        Net loss per common share - diluted                                          $         -5.72   $         -1.79

       The unaudited pro forma consolidated results include the historical accounts of the Company and historical accounts of the acquired businesses and pro forma adjustments, including the amortization of the excess purchase price over the fair value of the net assets acquired, the increase in interest expense resulting from borrowings used to finance the acquisitions, and the increase and decrease in depreciation expense as a result of purchase price adjustments.

  4.   RELATED PARTY TRANSACTIONS

       In connection with the DDI acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI. The two majority stockholders (85%) of DDI are now employees of the Company. The notes bear interest at 6.5% and are due August 1999, with quarterly interest payments due beginning in January 1998. Accrued interest payable on these borrowings totaled approximately $90,000 and $69,000 at December 31, 1998 and 1997, respectively.

       In connection with the PWS and Petro-Log acquisitions, the Company borrowed approximately $7,900,000 from St. James Capital Partners, L.P.
       (SJCP), whose chief executive officer and president both serve on the Company's Board of Directors. Of the amount borrowed, $3,000,000 was repaid in November 1997 with the proceeds from other borrowings. One remaining note for $2,900,000 bears interest at 7% with the principal and interest due October 1999. Accrued interest payable on this borrowing totaled approximately $250,000 and $46,000 as of December 31, 1998 and 1997, respectively. The other remaining note for $2,000,000 bears interest at 9% with the principal and interest due June 2002. Accrued interest payable on this borrowing totaled approximately $283,000 and $104,000 as of December 31, 1998 and 1997, respectively.

       In connection with the Phoenix Acquisition, the Company borrowed $9,000,000 from St. James Merchant Bankers, L.P. (SJMB) and $1,000,000 from Falcon Seaboard Investment Co., L.P. (Falcon Seaboard), both affiliated with SJCP. The notes bear interest at 8% with the principal and interest due in March 2001. Accrued interest payable on this borrowing totaled approximately $688,000 as of December 31, 1998.

       The Company borrowed an additional $2,000,000 from SJMB pursuant to an agreement dated October 30, 1998. This note bears interest at 10% with the principal and interest due March 16,

       2001. Accrued interest payable on this borrowing totaled approximately $45,000 as of December 31, 1998.

       At December 31, 1998 and 1997, the Company has a mortgage note payable of $250,000 and $380,000, respectively, and an account payable of $0 and $6,090, respectively, to the former owner of Dyna Jet, an employee of the Company through November 1998 (see Note 6). At December 31, 1998, the Company has accrued interest payable of approximately $18,400 relating to this note.

       In connection with the Petro Acquisition, the Company has a $350,000 promissory note to a limited partnership partially owned by a person who is now an employee of the Company. The note bears interest at 1.5% above the prime rate for commercial loans adjusted as of the first day of each month during the term of the note. Principal of $116,667 and accrued interest to date are due and payable each June until June 1, 2001. At
       December 31, 1998, the Company has accrued interest payable of approximately $21,000 relating to this note.

       During 1996, a member of the Company's Board of Directors (the Board) served as a consultant to the Company on various aspects of the Company's business and strategic issues. The Company compensated the director by issuing 12,000 shares of common stock. This issuance resulted in the recognition of $15,000 of expense for the year ended December 31, 1996, with a corresponding increase in common stock and additional paid in capital.

       At December 31, 1998 and 1997, the Company had a remaining accrual of approximately $21,000 and $53,000, respectively, relating to the Company's commitment to pay the president's tax liability resulting from previously issued common stock as a bonus.

       The Company leased office space from the president of the Company from October 1994 to October 1996 when he sold the building to a non-affiliated person who continues to lease the space to the Company at the same rental. The total amount paid to the president during the year ended December 31, 1996 was $17,264.

       At December 31, 1998, the Company was in default with SJCP, SJMB, and Falcon Seaboard, based on cross default provisions in the agreements. As such, all notes payable and accrued interest to related parties have been classified as current on the consolidated balance sheet. The Company was also in default on the notes payable relating to the DDI acquisition (see
       Note 6).

       See  Notes  6  and  8  for  financing   arrangements   and  common  stock
       transactions with related parties.

  5.   PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment includes the following at December 31, 1998 and 1997:


                                                                                        1998              1997
        Vehicles                                                                  $        7875896  $        6016315
        Land and building                                                                   245000
        Workover rigs and related equipment                                                 686317            438155
        Operating equipment                                                               22270613           7278663
        Office equipment                                                                    537668            405604

                                                                                          31615494          14138737
        Less accumulated depreciation                                                      8986893           4791052

        Net property, plant, and equipment                                        $       22628601  $        9347685
                                                                                  ================  ================


       Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $4,398,762, $1,308,214, and $574,000, respectively.

       The following is a summary of the equipment under capital leases (included above) at December 31, 1998 and 1997:


                                                                                           1998              1997

        Workover rigs and related equipment                                       $         158909   $        158909
        Vehicles                                                                            257508

                                                                                            416417            158909
        Less accumulated depreciation                                                        74496             31782

             Net equipment under capital lease                                    $         341921   $        127127
                                                                                  ================   ===============


  6.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

       At December 31, 1998 and 1997, long-term debt and other financing arrangements consisted of the following:


                                                                                        1998               1997

        Note payable to Smith Bank, monthly payments of $704 required through November 2001, including interest at 7.0%.

                                                                                   $                  $        29836
                                                                                                 0             29836

             Current portion of notes payable to banks                                                         -7624

             Notes payable to banks, less current maturities                       $             0    $        22212
                                                                                   ===============    ==============

                                                                                           1998              1997

        Installment notes payable,  monthly payments required in varying amounts through November 2003, interest at rates ranging from 5.9% to 12.54%.
                                                                                    $      1302669    $       692101

        Capitalized leases, monthly payments required in varying amounts through July 2001, including interest ranging from 5.0% to 6.25%.

                                                                                            243156            103905
        Notes payable to General Electric Capital  Corporation,  monthly payments required in varying amounts  through  January 2003,  interest at 8.75%. A portion  of  the  proceeds  was  utilized  to  refinance  the  $3,000,000
        Petro-Log  bridge loan and  $1,500,000 of existing  equipment  debt (see
        Note 3).




                                                                                           4577904           5121147

        Notes payable to Fleet Capital Corporation, monthly payments required in varying amounts through March 2002, interest rates ranging from 8.75% to 9.0%.

                                                                                          12799990

                                                                                          18923719           5917153
             Current portion of long-term debt (see below)                               -18923719           -793618

             Long-term   debt  and  capital  lease   obligations,   less  current
             maturities                                                             $            0    $      5123535


                                                                                             1998              1997
        Note  payables  to  former  owner of DDI,  principal  due  August  1999, interest due quarterly at 6.5%.
                                                                                    $       3182890   $      3170549
        7% convertible  note payable to SJCP,  principal and interest due October
        1999.  Convertible at $2.25 per share at any time up to 30 business days following maturity (see Note 18).


                                                                                            2900000          2900000

        9%  convertible  note  payable to SJCP,  principal  and interest due June
        2002. Convertible at $2.25 per share at any time up to 30 business days following maturity (see Note 18).

                                                                                            2000000          2000000

        Promissory note payable to the former owners of Petro Wireline, Inc., due and payable each year in 1/3 increments starting in June 1999, including interest of 1.5% above the prime rate for commercial loans adjusted first day of every month.


                                                                                             350000

        8%  convertible  note payable to SJMB,  principal  and interest due March
        2001.  Convertible  at $2.25 per share at anytime up to 30 business days following maturity (see Note 18).
                                                                                            9000000

        8% convertible  note payable to Falcon  Seaboard,  principal and interest due March  2001.  Convertible  at $2.25 per  share at  anytime  up to 30 business days following maturity (see Note 18).
                                                                                            1000000

        10%  convertible  note payable to SJMB,  principal and interest due March
        2001. Convertible at $2.25 per share at anytime up to 30 business days following maturity (see Note 18).

                                                                                            2000000

        Note payable to former owner of Dyna Jet, Inc., due and payable in April
        1998, including interest at 8% per annum.

                                                                                                             150000

        Note payable to former owner of Dyna Jet, Inc. due and payable in November 2002 with interest at the rate of the lesser of $1,500 per month or 8% per annum on unpaid balance.

                                                                                             230000           230000

                                                                                           20662890          8450549
             Current portion of notes payable to related parties (see below)              -20662890          -380000

             Total long-term notes payable to related parties                       $             0   $      8070549
                                                                                    ===============   ==============


       Substantially all of the Company's assets are pledged as collateral for the various debt described above.

       A certificate of deposit in the amount of $50,000 was pledged as collateral for the Company's corporate credit card line of credit of approximately $100,000. Borrowings under the corporate credit cards at December 31, 1998 and 1997 totaled approximately $0 and $25,000, respectively, and are included in current payables.

       Under the terms of the SJCP notes payable, SJCP, among other things, has the right to nominate one person for election to the Company's board of directors and certain preferential rights to provide future financings. The note agreement also contains prohibitions against consolidating, merging, or entering into a share exchange with another person without SJCP's consent.

       On October 30, 1998, the Company amended the agreements for the $2,900,000 and $2,000,000 convertible promissory notes with SJCP. The notes were amended to include anti-dilution provisions that if the Company issues equity shares, warrants, or options with a per share price or exercise price less than the original conversion prices on the notes, the conversion prices on the notes shall be adjusted to equal the price at which the shares options or warrants were issued. During 1998, the exercise price on these notes was adjusted to $2.25 due to the anti-dilution provisions being triggered.

       During 1998, the due date of the $230,000 mortgage note payable to the former owner of Dyna Jet, Inc. was changed from August 1998 to November 2002.

       During September and October 1996, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted the remaining portion of its 13% convertible subordinated debentures and all of its 14% subordinated debentures to common stock and warrants to purchase common stock. In conjunction with the conversion, accrued interest was forgiven by the debt holders, resulting in recognition of an extraordinary gain on extinguishment of debt of $1,608,501, net of income taxes of $-0-.

       The following is a summary of the debt and accrued interest conversion and extinguishment:

                                                                                     1996
                                                          -------------------------------------------------------------
                                                                                          WARRANTS TO
                                                                                           PURCHASE
                                                                          SHARES OF         SHARES OF        ACCRUED
                                                          PRINCIPAL         COMMON           COMMON          INTEREST
                                                          CONVERTED         STOCK             STOCK          FORGIVEN
       13% Convertible subordinated
          debentures                                     $     443750          305414          165000    $      512868

       14% subordinated debentures                             900000          508750          138750          1001600

                                                         $    1343750          814164          303750    $     1514468

       At December 31, 1998, the Company was not in compliance with certain general and financial covenants of its loan and security agreement with Fleet. Under the terms of the loan agreement, the breach of these covenants constitutes events of default and, at the option of Fleet, the obligations of the Company to Fleet are subject to being declared by Fleet to be immediately due and payable. At December 31, 1998, the Company was unable to obtain any waiver of covenant violations from Fleet. Due to the indebtedness being callable at the discretion of Fleet and normal cross default provisions of all other debt, all of the Company's debt at December 31, 1998 has been classified as current on the consolidated balance sheet.

       Pursuant to the discussion in the preceding paragraph, at December 31, 1998, aggregate maturities of notes payable and long-term debt and the future minimum lease payments under capital leases are shown as due in 1999.

       7.       COMMITMENTS

       On December 15, 1998, the Company entered into an agreement with Measurement Specialists, Inc. (MSI) to create an alliance between the two companies. This agreement contains an option for the Company to acquire MSI. Both the alliance and the option to purchase expire on April 15, 1999. The alliance between the Company and MSI was effective December 1, 1998 and was created in order to pursue Measurement While Drilling services using the tools and equipment owned or leased by the Company, employees of the Company, and the technology of MSI. During the term of the alliance, the Company will rent equipment and inventory from MSI, with a monthly rental payment of $12,206 and $15,000, respectively. The agreement grants the Company the option to acquire substantially all of the assets of MSI. If the option is exercised, the Company agrees to pay MSI $74,982 in cash, 144,445 shares of common stock of the Company, and payment of the notes payable not to exceed $479,416. Under the agreement, the owner of MSI shall be employed by the Company for four months. If the option to purchase MSI is not exercised, then the employment agreement terminates.

       The Company leases land, office space, and equipment under various operating leases. The leases generally are for terms of five years and do not contain purchase options. Rent expense was approximately $922,000, $558,000, and $202,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

       The future minimum lease payments required under noncancelable operating leases with initial or remaining terms of one or more years at December 31, 1998 were as follows:

                   1999                                 $        529541
                   2000                                          349491
                   2003                                          172781
                   2002                                           57071
                   2003                                           12665
                   Thereafter                                     10554

                                                        $       1132103

       8. COMMON STOCK TRANSACTIONS

       On September 18, 1996, the Company offered 800,000 shares of the Company's common stock, in 20 units of 40,000 shares each, at an offering price of $1.25 per share, pursuant to a private placement memorandum. Of the 800,000 shares offered, 600,000 shares were sold by the Company's placement agent, and the Company received net proceeds (after deducting issuance costs) of $643,382. Approximately $288,000 in proceeds from the offering was used to acquire Dyna Jet, Inc. and the remainder of the proceeds was used for future acquisitions and other general corporate purposes. Options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.50 per share were issued to the Company's placement agent, as additional compensation for services rendered. The options are exercisable for a period of five years from the date of the private placement. None of the options had been exercised as of December 31, 1998.

       In March 1998, the Company sold 596,000 shares of common stock at a purchase price of $5.50 per share. The securities were sold pursuant to a private placement memorandum. The proceeds of $3,035,268, net of issue costs, were used to fund a portion of the purchase price and related fees of the Phoenix Acquisition.

       In April 1998, the Company sold an additional 176,364 shares of common stock at a purchase price of $5.50 per share. The securities were sold pursuant to a private placement memorandum. The proceeds of $902,012, net of issue costs, were used to pay consulting fees of SJCP.

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


                                                                                                          AMOUNT
          MONTH OF           MONTH OF                                                                   RECORDED TO
            BOARD            ISSUANCE/                                        NUMBER       AMOUNT      STOCKHOLDERS'
          APPROVAL           PURCHASE                 DESCRIPTION            OF SHARES    PER SHARE       EQUITY
          --------           --------                 -----------            ---------    ---------       ------
       October 1996        October 1996      Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                        689375   $    1.25    $      861719

       October 1996        November 1996     Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                         96250   $    1.25    $      120312

       October 1996        December 1996     Issuance to debt holders in
                                              satisfaction of subordinated
                                              debentures                         28539   $    1.25    $       35674

       December 1996       December 1996     Issued to related party in
                                              satisfaction of consulting fees    12000   $    1.25    $       15000


       May 1997            May 1997          Issuance to individuals in
                                               satisfaction of consulting fees   65000   $    2.10    $      136493


  9.   STOCK WARRANTS

       During 1998, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 6). The warrants gave the holders the right to purchase up to 2,000,000 shares at $5.50, 1,333,333 shares at $2.25, and 47,680 shares at $6.05.
       The 2,000,000 and 47,680 warrants expire in March 2003 while the 1,333,333 warrants expire in October 2003.

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

       The warrants issued during 1998 and 1997 are subject to "Full Ratchet" anti-dilution provisions. When the Company issued the 1,333,333 warrants described at an exercise price of $2.25. The anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 1998:

                                                                                                            EXERCISE
                                               BALANCE       1998     ANTI-DILUTION   1998       BALANCE     PRICE AT
                                              12/31/97     ISSUANCE     ISSUANCE    EXERCISED     12/31/98    12/31/98
                                              --------     --------     --------    ---------     --------    --------
Debt conversion  ($2.00 - expires 9/30/01)      236,250                                 1,500       234,750     $2.00
SJCP ($2.75 - expires 6/5/02)                   546,000                   121,334                   667,334     $2.25
SJCP ($2.75 - expires 6/5/02)                   120,000                    26,666                   146,666     $2.25
SJCP ($4.6327 - expires 10/10/02)               725,000                   767,759                 1,492,759     $2.25
SJMB ($6.75 - expires 3/16/03)                             1,800,000    3,600,000                 5,400,000     $2.25
SJMB ($2.25 - expires 10/30/03)                            1,333,333                              1,333,333     $2.25
Falcon  Seaboard ($6.75 - expires 3/16/03)                   200,000      400,000                   600,000     $2.25
Harris Webb & Garrison
   ($6.05 -expires 3/15/03)                                   47,680       80,526                   128,206     $2.25
                                              ---------    ---------    ---------     -------     ---------
                                              1,627,250    3,381,013    4,996,285       1,500    10,003,048
                                              =========    =========    =========       =====    ==========

       During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt (see Note 6). The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. The warrants expire on September 30, 2001 and may be redeemed, at the option of the Company, at the price of $.50 per warrant, provided that the bid price of common stock has exceeded $5 per share ending on the trading day prior to the date on which the notice of redemption is given. During 1998 and 1997, 1,500 and 67,500 of these warrants were exercised resulting in an increase to common stock and additional paid-in capital of $3,000 and $135,000, respectively.

10.INCOME TAXES

       The provision (benefit) for income taxes consists of the following for the years ended December 31, 1998, 1997, and 1996:

                                                                     1998              1997              1996
        Federal:
           Current                                                                $         13,962   $      39,841
           Deferred                                             $      -958,652            161,163        -112,096
                                                                ----------------  ----------------   -------------
                                                                       -958,652            175,125         -72,255
                                                                ----------------  ----------------   -------------
        State:
           Current                                                                          22,834          12,706
           Deferred                                                     -93,046             24,082          -6,166
                                                                ----------------  ----------------   -------------
                                                                        -93,046             46,916           6,540
                                                                ----------------  ----------------   -------------

             Total                                              $    -1,051,698    $       222,041   $     -65,715
                                                                ===============   ================   =============

       In 1996 no provision or benefit has been allocated to the extraordinary gain since the taxable income generated by it consumed a large portion of the Company's net operating loss carryforwards. These carryforwards were totally offset by a valuation allowance at December 31, 1995 and this utilization in 1996 reduced expense related to the extraordinary gain to zero.

       The provision (benefit) for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to income (loss) before provision (benefit) for income taxes and extraordinary gain, as follows:

                                                                         1998              1997             1996
                                                                         ----              ----             ----

        Provision (benefit) at federal statutory rate               $      -7503249   $       227558   $       122986
        State income taxes, net of federal benefit                          -202818            29238
        Nondeductible tax penalties                                                                             27669
        (Decrease) increase in valuation allowance                          6654369                           -230828
        Other                                                                                 -34755            14458

             Provision (benefit) for federal income taxes           $      -1051698   $       222041   $       -65715
                                                                    ===============   ==============   ==============

       At December 31, 1998 and 1997, the Company has available net operating loss carryforwards of approximately $8,697,000 and $507,000, respectively, for federal tax purposes that expire at various dates through 2011. Additionally, the Company has state net operating loss carryforwards of approximately $1,740,000 which expire at various dates to 2011.

       Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                                                          1998              1997
                                                                                          ----              ----
        Gross deferred tax assets:
           Allowance for doubtful accounts receivable                                $        804718   $         53562
           Accrued bonuses and other                                                          128389             66574
           Operating loss carryforwards                                                      3243847            189103
           Alternative minimum tax credit carryforwards                                                          53804
           Goodwill                                                                          4236568               972
           Valuation allowance                                                              -6654369
             Gross deferred tax asset                                                        1759153            364015

        Gross deferred tax liabilities:
           Depreciation                                                                     -1646485          -1376392
           Other                                                                             -112668            -39321
             Gross deferred tax liability                                                   -1759153          -1415713

             Net deferred tax asset (liability)                                      $             0   $      -1051698
                                                                                     ===============   ======= =======

       The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1998, the Company has recorded a valuation allowance of $6,654,369 against the gross deferred tax asset. At December 31, 1997, the Company has recorded in its consolidated balance sheet a net deferred tax liability as future taxable amounts exceed future deductible amounts. Consequently, no valuation allowance was recorded at December 31, 1997.

11.EARNINGS (LOSS) PER SHARE

       The calculation of basic and diluted EPS is as follows:


                                                      FOR THE YEAR ENDED 1998                    FOR THE YEAR ENDED 1997
                                             -----------------------------------------    -------------------------------------
                                                 INCOME          SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
      Income (loss) before extraordinary      $     -21016680                             $     447247
           item
      Extraordinary gain
             Net income (loss)                $     -21016680                             $     447247

      BASIC EPS
      Income (loss) available to common
         stockholders                         $     -21016680        3589235 $     -5.86  $     447247        2533650 $      0.18

      EFFECT OF DILUTIVE SECURITIES
      Stock warrants                                                                                          371552
      Stock options                                                                                           228883
      Convertible debt debenture                                                                93377         625671

      DILUTED EPS
      Income (loss) available to common
        stockholders plus assumed conversions $     -21016680        3589235 $     -5.86  $     540624        3759756 $      0.14

                                                      FOR THE YEAR ENDED 1996
                                              ----------------------------------------
                                                 INCOME          SHARES        PER SHARE
                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
      Income (loss) before extraordinary       $    427438
           item
      Extraordinary gain                           1608501
             Net income (loss)                 $   2035939

      BASIC EPS
      Income (loss) available to common
         stockholders                          $   2035939        1040192       $      1.96

      EFFECT OF DILUTIVE SECURITIES
      Stock warrants
      Stock options
      Convertible debt debenture

      DILUTED EPS
      Income (loss) available to common
        stockholders plus assumed conversions  $    2035939        1040192      $      1.96


       Options to purchase 1,177,750 shares of common stock and warrants to purchase 10,303,048 shares of common stock at prices ranging from $1.50 to $8.01 were outstanding during 1998, but were not included in the computation of the 1998 diluted EPS because the effect would be anti-dilutive. There were also 24,000 options that were canceled during 1998 that are not included in the computation of the 1998 diluted EPS because the effect would be anti-dilutive.

       Convertible debt instruments which would result in the issuance of 7,511,111 shares of common stock, if the conversion features were exercised, were outstanding during 1998 but were not included in the computation of the 1998 diluted EPS because the effect would be anit-dilutive. The conversion price of these instruments was $2.25 per share and remained outstanding at December 31, 1998.

       Options to purchase 12,500 shares of common stock at $8.01 per share were outstanding during 1997 but are not included in the computation of the 1997 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 2002, were still outstanding at December 31, 1997.

       Options to purchase 240,000 shares of common stock and warrants to purchase 303,750 shares of common stock were outstanding at December 31, 1996 but are not included in the computation of the 1996 diluted EPS because the options' and warrants' exercise price was greater than the average market value of the common shares. There were also 7,500 options that were canceled during 1996 that are not included in the computation of the 1996 diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         12.      MAJOR CUSTOMERS

       Most of the Company's business activity is with customers engaged in drilling and operating natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and in South Texas. Substantially all of the Company's accounts receivable at December 31, 1998 and 1997 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

       For the year ended December 31, 1998, the Company did not derive revenue from any one customer that was in excess of 10% of its total revenues.

       The Company earned revenues in excess of 10% of its total revenues from the following customers for the years ended December 31, 1997 and 1996, as follows:

                                                                      1997               1996
                                                                      ----               ----

     Taurus Exploration, Inc.                                 $       1752849    $       1916074
     Pioneer Resources, Inc. (formerly Parker
        and Parsley Development Company)                      $       2118484    $       1793411
     Becfield Drilling Company                                                   $       1120898

                                       25

         13.      STOCK OPTIONS

       The 1997 Omnibus Incentive Plan (Omnibus Plan) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the Omnibus Plan to 1,000,000, and must be submitted to a vote of the shareholders for final approval. At December 31, 1998, 963,750 options had been granted with 36,250 options available for issue.

       The 1997 Non-Employee Stock Option Plan (Non-Employee Plan) provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the Omnibus Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the Omnibus Plan to 300,000, and must be submitted to a vote of the shareholders for final approval. At December 31, 1998 and 1997, 134,000 options had been granted.

       Additionally, of the 240,000 options outstanding at December 31, 1996, options to purchase 160,000 shares of the Company's common stock were canceled during 1997. Pertinent information regarding stock options is as follows:

                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                                                WEIGHTED  FAIR VALUE
                                                             RANGE OF           AVERAGE   OF STOCK
                                                  NUMBER OF  EXERCISE           EXERCISE     AT         VESTING
                                                   OPTIONS    PRICES             PRICE    GRANT DATE   PROVISIONS
                                                   -------    ------             -----    ----------   ----------

        Options outstanding, December 31, 1995        7500  $3.46 - 22.27      $7.24

        Options canceled                             -7500  $3.46 - 22.27      $7.24
        Options granted                              60000  50% of mean        $1.66      $1.25     33.3% per year
                                                            share price for
                                                            3 months
                                                            prior to grant
        Options granted                             180000  $1.50 - 2.00       $1.78      $1.25     immediate

        Options outstanding, December 31, 1996      240000  $1.50 - 2.00       $1.75

        Options canceled                            -60000  50% of mean share
                                                            price for 3 months
                                                            prior to grant
                                                   -100000    $2.00            $2.00
                                                   -160000

        Options granted                             160000    $2.625           $2.625     $2.625   62.5% immediate; 12.5% per year
         Exercise  price equals FMV of stock at      67500    $2.625           $2.625     $2.625   33.3% immediate; 22.22% per year
                                                     81250    $2.625           $2.625     $2.625   20% immediate; 20% per year
                                                     40000    $2.625           $2.625     $2.625   25% immediate; 25% per year
                                                     10000    $3.38            $3.38      $3.38    25% immediate; 25% per year
                                                    358750                     $2.65      $2.65

        Exercise  price less than FMV of stock       20000    $3.00            $3.00      $3.50    25% immediate; 25% per year
        at grant date

        Exercise  price  greater  than  FMV of
        stock at grant date                          90000    $4.63            $4.63      $4.25    16.67% immediate; 16.67% per year
                                                    112000    $4.63            $4.63      $4.25    3 year pro rata
                                                     10000    $4.63            $4.63      $4.25    2 year pro rata
                                                     30000    $4.63            $4.63      $4.25    5 year pro rata
                                                     12500    $8.01            $8.01      $7.94    5 year pro rata
                                                      4000    $4.63            $4.63      $4.25    1 year cliff
                                                    258500                     $4.79      $4.43

        Options outstanding, December 31, 1997      717250    $1.50 - $8.01    $3.30

        Options canceled                            -22500    $2.63            $2.63
                                                    -60000    $4.63            $4.63
                                                     -5000    $4.63            $4.63
                                                    -87500

        Options granted
         Exercise  price equals FMV of stock at
          grant date                                  7500    $6.28            $6.28      $6.28     3 year pro rata
                                                     13000    $6.63            $6.63      $6.63     2 year pro rata
                                                    100000    $6.50            $6.50      $6.50     5 year pro rata
                                                     68000    $6.50            $6.50      $6.50     25% immediate, 25% per year
                                                    200000    $6.69            $6.69      $6.69     25% immediate, 25% per year
                                                      4500    $8.00            $8.00      $8.00     4 year pro rata
                                                    393000                     $6.39      $6.39

        Exercise  price greater than FMV of stock
        at grant date                               155000    $7.50            $7.50      $6.81     4 year pro rata

        Options outstanding, December 31, 1998     1177750    $1.50 - $8.01    $4.90
                                                   =======

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998:


                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                          WEIGHTED
                                                          AVERAGE        WEIGHTED                     WEIGHTED
                          RANGE OF         NUMBER        REMAINING       AVERAGE        NUMBER        AVERAGE
                          EXERCISE      OUTSTANDING     CONTRACTUAL      EXERCISE     EXERCISABLE     EXERCISE
                                         12/31/98          LIFE           PRICE        12/31/98        PRICE
                        ooPRICES
                        --------

                          $1.50              80000            3.75         $1.50          80000         $1.50
                          $2.63             326250            7.65         $2.63         197484         $2.63
                          $3.00              20000            3.42         $3.00          10000         $3.00
                          $3.38              10000            3.50         $3.38           5000         $3.38
                          $4.63             181000            3.67         $4.63          59832         $4.63
                          $6.28               7500            7.42         $6.28                        $6.28
                          $6.50             168000            5.42         $6.50          17000         $6.50
                          $6.63              13000            4.45         $6.63                        $6.63
                          $6.69             200000            9.00         $6.69          50000         $6.69
                          $7.50             155000            4.42         $7.50                        $7.50
                          $8.00               4500            4.36         $8.00           1125         $8.00
                          $8.01              12500            3.96         $8.01           2500         $8.01

                                           1177750            6.06         $4.90         422941         $3.40
                                           =======                                       ======


       The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected to not report the impact of the fair value of its stock options in the consolidated statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense of $83,540 and $27,267 has been recognized for the years ended December 31, 1998 and 1997, respectively, for 134,000 options granted during 1997 as compensation to non-employees at the options' fair market value in accordance with SFAS No. 123. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated as follows:


                                                                                 1998              1997             1996
               Net income (loss) - as reported                             $      -21016680   $        447247   $     2035939
               Net income (loss) - pro forma                               $      -21530723   $        268327   $     2006094
               Earnings (loss) per share - as reported (basic)             $         (5.86)   $           .18   $        1.96
               Earnings (loss) per share - pro forma (basic)               $         (6.00)   $           .11   $        1.93
               Earnings (loss) per share - as reported (diluted)           $         (5.86)   $           .14   $        1.96
               Earnings (loss) per share - pro forma (diluted)             $         (6.00)   $           .10   $        1.93

       The pro forma amounts reflected above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted typically do not vest immediately and additional awards are made each year.

       The fair value of each option  grant is estimated on the grant date using
       the    Black-Scholes    option-pricing    model   with   the    following
       weighted-average assumptions.


                                                                                        1998         1997         1996
                     Dividend yield                                                       0%           0%           0%
                     Expected life (years)                                             5.62            4            3
                     Expected volatility                                               74.7%        60.6%        70.0%
                     Risk-free interest rate                                           5.48%        6.11%        6.46%

 14.   CONTINGENCIES

       On November 1, 1995, the Company entered into a Business Consulting Agreement with MAII pursuant to which MAII was to provide certain services, including, among others, providing assistance in preparing and distributing press releases for a period of six months with an option for renewal and in equity raising transactions through the private placement of common stock and the restructuring of the Company's indebtedness. The Agreement stated that the compensation for these services was to be 200,000 shares of freely traded common stock of the Company with 40,000 shares due upon execution of the Agreement and the balance due during the term of the Agreement as needed by MAII. It was agreed that MAII's services would not include any services that constituted the rendering of legal opinions or that were within the ordinary purview of a certified public accountant or a NASD registered broker/dealer. The Company issued the 40,000 shares to MAII and has taken the position that the Agreement has expired and no further compensation is due and owing, that MAII failed to perform in accordance with the Agreement and that the intent of the Agreement and understanding of the parties was that the 160,000 shares would only be issued in conjunction with a private sale of the Company's securities. On September 24, 1996, MAII demanded that the Company issue the 160,000 shares to it, which the Company refused to do. Management of the Company believes that it has substantial and meritorious defenses to the claim asserted by MAII and intends to defend itself vigorously in any litigation instituted by MAII. In October 1997, arbitration proceedings were commenced against the Company by MAII. Management of the Company believes that it will not incur any material liability to MAII in connection with this claim nor will the claim have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In addition, the Company is reviewing the advisability of it instituting litigation or an arbitration proceeding against MAII. There can be no assurance that the Company will be successful in an action instituted against the Company by MAII or that the Company will be successful in any action it may institute against MAII.

       On July 9, 1998, Southwick Investments Inc. (Southwick) commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a professional services agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The matter was transferred to arbitration at the request of the Company. The Company filed a counterclaim against Southwick, alleging that Southwick failed to perform and is due to return a portion of the consideration previously paid. The Company intends to defend this action and believes that it has good and meritorious defenses. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results or operations, or cash flows of the Company.

       The Company also is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

       On November 30, 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted a note payable to RABAD, a partnership of officers and spouses of officers of the Company, to 148,565 shares of common stock.

       The Company guaranteed that RABAD would be able to sell its common stock received in the 1995 conversion for $2 per share within one year of this conversion. RABAD engaged Monetary Advancement International, Inc. (MAII) to sell the shares received in this conversion. Due to a dispute with the Company that is more fully described in Note 14, MAII had refused to pay RABAD or return any unsold shares. RABAD and MAII entered into a settlement agreement in September 1998. The terms of the agreement called for MAII to reimburse RABAD for the shares originally transferred to MAII for sale. The Company does not believe the aforementioned guarantee will result in any liability to the Company based on the terms of the settlement.

       In connection with the above proceedings, the Company has paid legal fees on behalf of four employees in the amount of $26,072 and $12,420 during 1998 and 1997, respectively.

15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       LONG-TERM DEBT - At December 31, 1998, all long-term debt has been classified as current. Given the Company's poor operating results and severe lack of liquidity, as discussed in Note 17, it is not practical to determine the fair market value of the long-term debt at December 31,
       1998. The carrying amount and fair value of long-term debt was $13,065,798 and $10,858,881, respectively at December 31, 1997.

16.    SEGMENT AND RELATED INFORMATION

       At December 31, 1998, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the year ended December 31, 1998 included Burlington Resources, Pioneer Natural Resources, and Phillips Petroleum.

       DIRECTIONAL DRILLING SERVICES - This segment consists of two business units that perform procedures to enter a oil producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the year ended December 31, 1998 included Texaco E&P, Union Pacific Resources, Clayton Williams Energy, and Chesapeake Operations.

       WORKOVER AND COMPLETION - This segment consists of a business unit in which services include those operations performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the year ended December 31, 1998 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the years ended December 31, 1998 and 1997 is as follows:

                                                                                              WORKOVER
                                                                           DIRECTIONAL           AND
               1998                                        WIRELINE          DRILLING        COMPLETION           TOTAL

              Segment revenues                     $       11591727     $    21311450  $       1533376  $        34436553
              Segment EBITDA                               -1589874         -12028475           -60260          -13678609
              Segment assets                               15607165          20853147           283868           36744180

                                                                                              WORKOVER
                                                                           DIRECTIONAL           AND
               1997                                        WIRELINE          DRILLING        COMPLETION           TOTAL

              Segment revenues                     $        9513189     $     5931516  $       1617837  $        17062542
              Segment EBITDA                                2132694           1505757           230379            3868830
              Segment assets                               14695760          10741380           436587           25873727

       The Company has certain expenses and assets which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets, for the years ended December 31, 1998 and 1997 is presented as follows:

                                                                                                 1998              1997
               EBITDA
               Total segment EBITDA                                                         $     -13678609   $       3868830
               Depreciation and amortization                                                       -4815955          -1442635
               Unallocated corporate expense                                                        -923173          -1245703

                  Income (loss) from operations                                             $     -19417737   $       1180492
                                                                                            ===============   ===============

               ASSETS

               Total segment assets                                                         $      36744180   $      25873727
               Unallocated corporate assets                                                           70670            212256

                     Total assets                                                           $      36814850   $      26085983
                                                                                            ===============   ===============

 17.   Results of Operations and Management's Plans

       The Company incurred a loss of $21,016,680 in 1998 and had current liabilities in excess of current assets of $42,618,296 at December 31, 1998. As discussed in Note 6, at December 31, 1998, the Company was in violation of certain general and financial debt covenants. Accordingly, all of the indebtedness owed by the Company has been classified as current at December 31, 1998. Currently, the Company does not have the liquidity necessary to satisfy its current obligations.

       During 1998, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during the last half of 1998. While these conditions continued throughout much of the first quarter of 1999, prices for oil and natural gas had improved moderately by the beginning of the second quarter of 1999. Management of the Company believes that an improvement in its revenues will be dependent upon a continuing period of improved pricing and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

       The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $18,900,000 at December 31, 1998, other indebtedness of approximately $3,700,000, and approximately $16,900,000 owed to SJCP and its affiliates. All of this indebtedness is shown as currently due and payable on the Company's consolidated balance sheet at December 31, 1998.

       Management's plans with respect to addressing its current financial situation include primarily the following:

           In March 1999 the Company borrowed an additional $2,500,000 from an affiliate of SJCP, the Company's principal investor (see Note 18).

           The   Company  is  engaged  in  efforts  to   refinance   its  senior
           indebtedness which is intended to provide, among other things, more favorable terms and thereby improve liquidity.

           In March 1999, the Company entered into a forbearance agreement with Fleet Capital Corp. which, among other things, permitted the Company to defer payments of principal to Fleet through June 30, 1999.

           In April 1999, General Electric Capital Corp. agreed to defer payments of interest on an aggregate of approximately $3,900,000 of indebtedness through June 30, 1999.

           The Company has continued through the first quarter of 1999 to further implement a cost reduction program first implemented in the last half of 1998 and intends to focus on cost reduction opportunities through 1999.

       Management also intends to raise additional capital in conjunction with the foregoing plan, which may be either debt or equity capital or a combination thereof, which, together with the renegotiation of certain outstanding indebtedness, will be used to meet the Company's other current liquidity requirements. Management expects that, upon conclusion of the plan, its indebtedness owing to SJCP and affiliates will be long-term or converted into equity securities.

       Management believes that, provided oil and natural gas prices remain relatively stable with the level of prices that existed at the end of the first quarter of 1999, the foregoing plan together with the cost-cutting program implemented in 1998, which included reductions in personnel and salaries of existing personnel, closing and consolidating certain district offices, together with other cost-cutting activities should enable the Company to operate, commencing with the second quarter of 1999, without a further deterioration of its liquidity condition.

       Management of the Company is unable to assure that its efforts to implement the plan described above will be successful or to state the terms under which or when the proposed transactions will be completed. Management expects that in order to complete such transactions substantial amounts of equity securities may be required to be issued which may materially dilute the Company's existing stockholders.

18.    SUBSEQUENT EVENT

       During the first quarter of 1999, the Company entered into an agreement with SJMB to borrow $2,500,000 under a 10% convertible promissory note maturing in March 2001. The note is convertible at $1.50 per share and can be converted by SJMB at anytime up until 30 business days after maturity of the note. The Company also issued warrants to SJMB in connection with the note. The warrants give SJMB the right to purchase 2,075,000 shares at an exercise price of $1.50. This transaction triggers the anti-dilution provisions of warrants and convertible debt previously issued by the Company (Note 9). All previously issued warrants and convertible debt, with anti-dilution provisions, have their exercise prices lowered to $1.50. The triggering of the provisions also calls for an increase in warrant shares outstanding. The total number of warrant shares issued as a result of the anti-dilution transaction increased by 4,884,149 resulting in a total of 16,962,197 warrants outstanding.

19.    IMPAIRMENT OF LONG-LIVED ASSETS

       During 1998, the Company experienced a material decline in demand for its services as a result of a significant decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted cash flow basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. The discount rate and the terminal multiple used were 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

       The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11,100,000, which consisted of a write-down of $8,121,684, $2,354,221, and $624,095, to goodwill, property, plant, and equipment, and inventory, respectively.