Form 10KSB/A
period 1998-12-31
BLACK WARRIOR WIRELINE CORP
filed 1999-05-12
CIK 839871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 AMENDMENT NO. 1
                                   FORM 10-KSB

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

     27   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 11, 1999

                                                   BLACK WARRIOR WIRELINE CORP.

                                                By: /s/ William L Jenkins
                                                   -----------------------------
                                                   William L. Jenkins, President

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

Signature                                            Capacity                                    Date
---------                                            --------                                    ----

/s/ William L. Jenkins                       President (Principal Executive,                May 11, 1999
---------------------------                    Financial and Accounting Officer)
William L. Jenkins                             and Director

/s/ John L. Thomspon                         Director                                       May 11, 1999
---------------------------
John L. Thompson

/s/ Charles E. Underbrink                    Director                                       May 11, 1999
---------------------------
Charles E. Underbrink