Form 10QSB
period 1999-03-31
BLACK WARRIOR WIRELINE CORP
filed 1999-05-20
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

          X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999; or
          __ Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the transition period from_____________ to____________ .

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
        ------------------------------------------------------------------------
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

                     YES    X               NO
                         -------              -------

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


        Class                                        Outstanding at May 20, 1999
   -----------------------                           ---------------------------
   COMMON STOCK, PAR VALUE                                 3,947,451 SHARES
      $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                     YES                    NO    X
                         -------              -------

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1999
           and  December 31, 1998                                         3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 1999 and
           March 31, 1998                                                 4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1999 and
           March 31, 1998                                                 5

           Notes to Consolidated Financial Statements -
           Three Months Ended March 31, 1999 and
           March 31, 1998                                                 6


Item 2.    Management's Discussion and Analysis or Plan of
           Operations                                                    10

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             16

Item 2.    Changes in Securities and Use of Proceeds                     17

Item 3.    Defaults Upon Senior Securities                               18

Item 6.    Exhibits and Reports on Form 8-K                              20

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
-------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 1999         DECEMBER 31, 1998
                           ASSETS                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $ 369,214              $1,041,242
  Short-term investments                                           50,000                  50,000
  Accounts receivable, less allowance for doubtful
    accounts of $ 1,788,723  and $ 2,157,421, respectively      3,393,424               3,596,004
  Prepaid expenses                                                170,749                 110,579
  Other receivables                                               425,487                 236,273
  Other current assets                                            439,714                 498,812
                                                                  -------                 -------
                  Total current assets                          4,848,588               5,532,910
Land and building held for sale                                   400,000                 400,000
Inventories                                                     4,249,445               4,278,601
Property, plant, and equipment, less accumulated
  depreciation of $ 10,270,115 and $ 8,986,893, respectively   21,594,985              22,628,601
Other assets                                                      637,791                 539,537
Goodwill, less accumulated amortization of $ 237,236
  and $ 215,678, respectively                                   3,412,223               3,435,201
                                                                ---------               ---------
                  Total assets                               $ 35,143,032            $ 36,814,850
                                                             ============            ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                            $ 5,526,622             $ 5,964,266
  Accrued salaries and vacation                                   127,919                  91,275
  Accrued interest payable                                      1,873,151               1,527,674
  Other accrued expenses                                          732,875                 826,366
  Deferred revenue                                                                        155,016
  Current maturities of notes payable to banks                     78,501
  Note payable, related party                                  23,162,890              20,662,890
  Current maturities of long-term debt and capital
    lease obligations                                          17,359,626              18,923,719
                                                               ----------              ----------
                  Total liabilities                            48,861,584              48,151,206
Stockholders' deficit:

  Preferred stock, $.0005 par value, 2,500,000 shares
    authorized none issued at March 31, 1999 and
    December 31, 1998
  Common stock, $.0005 par value, 12,500,000 shares
    authorized; 3,947,451 and 3,897,451 shares issued
    and outstanding at March 31, 1999 and December 31, 1998,
    respectively                                                    1,973                   1,948
  Additional paid-in capital                                   12,193,276              12,107,551
  Accumulated deficit                                         (25,330,408)            (22,862,462)
  Treasury stock, at cost, 4,620 shares                          (583,393)               (583,393)
                                                                 ---------               ---------
    Total stockholders' deficit                               (13,783,552)            (11,336,356)
                                                              ------------            -----------

                  Total liabilities and stockholders' deficit $ 35,143,032           $ 36,814,850
                                                              ============           ============


        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
-------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 1999 and March 31, 1998

                                                            March 31, 1999            March 31, 1998
                                                             (Unaudited)               (Unaudited)

Revenues                                                    $ 6,072,282               $ 9,666,024

Operating costs                                               5,554,290                 7,265,888

Selling, general and administrative expenses                    830,002                   840,679

Depreciation and amortization                                 1,323,357                   809,690
                                                           ------------                ----------

     Income (loss)  from operations                          (1,635,367)                  749,767

Interest expense and amortization of debt discount             (844,340)                 (434,760)

Net gain (loss) on sale of fixed assets                          (9,000)                    1,944

Other income                                                     20,761                    17,345
                                                           ------------                ----------

     Income (loss)  before provision for
          income taxes                                       (2,467,946)                  334,296

Provision for income taxes                                                                183,619
                                                           ------------                ----------
     Net income (loss)                                     $ (2,467,946)               $  150,677
                                                           =============               ==========

     Net income (loss) per common share- basic                   $(0.63)                    $0.05
                                                                 =======                    =====

     Net income (loss) per common share- diluted                 $(0.63)                    $0.03
                                                                 =======                    =====

Weighted average common shares outstanding                    3,914,109                 3,211,678
                                                              =========                 =========

Weighted average common shares outstanding
    with dilutive securities                                  3,914,109                 5,169,182
                                                              =========                 =========


        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
-------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 1999 and March 31, 1998

                                                            March 31, 1999            March 31, 1998
                                                            (Unaudited)                (Unaudited)

Cash (used in) provided by operations:                     $ (1,413,212)                $ 766,649

Cash flows from investing activities:

     Acquisitions of property, plant, and equipment            (223,605)               (1,634,485)
     Proceeds from sale of property, plant and equipment         26,000                    28,970
     Acquisition of business, net of cash acquired                                       (397,485)
                                                           ------------                ----------
Cash used in investing activities:                             (197,605)               (2,003,000)

Cash flows from financing activities:
     Debt issuance costs                                        (37,868)                 (135,000)
     Proceeds from bank and other borrowings                  2,500,000                   520,373
     Principal payments on long-term debt, notes payable
         and capital lease obligations                         (394,209)                 (449,936)
     Payments on working revolver, net                       (1,129,134)
     Proceeds from issuance of common stock, net
         of offering costs                                                              2,813,255
                                                              ---------                ----------
 Cash provided  by financing activities:                        938,789                 2,748,692

Net (decrease) increase in cash and cash equivalents           (672,028)                1,512,341
Cash and cash equivalents, beginning of period                1,041,242                   435,845
                                                              ---------                   -------

Cash and cash equivalents, end of period                      $ 369,214               $ 1,948,186
                                                              =========               ===========

Supplemental disclosure of cash flow information:

       Interest paid                                          $ 498,862                 $ 329,663

Supplemental disclosure of  noncash investing
 and financing activities:
  Notes payable incurred in connection with
    business acquisition                                                             $ 19,000,000
  Notes payable and capital lease obligations incurred
    to acquire property, plant & equipment                     $ 78,501                 $ 111,562
  Stock warrants issued in conjunction with notes payable      $ 20,750
  Stock issued as consideration for option to purchase
    company (Note 4)                                           $ 65,000

              See accompanying notes to the consolidated financial statements.

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

          The accompanying consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Black Warrior Wireline Corp. and subsidiary (the "Company"). Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. The Company's recent growth has been principally the result of seven acquisitions completed since November 1996, including two acquisitions in 1998.

          On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc., ("Phoenix") the assets of its domestic oil and gas well directional drilling and downhole survey service business ("Phoenix Acquisition") for approximately $19 million. For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of Phoenix over net assets acquired, goodwill, approximated $2.76 million and was being amortized over twenty-five years. During the fourth quarter of 1998, the Company assessed the recoverability of long-lived assets, which includes assets purchased in the Phoenix Acquisition. The Company concluded the goodwill and certain inventories and property, plant and equipment related to its directional drilling business were impaired. As a result of this impairment, the Company recorded an impairment charge of approximately $11.1 million in the fourth quarter of 1998. This impairment charge included reducing the goodwill associated with the Phoenix Acquisition to $0, as well as the writedowns of certain inventories and property, plant and equipment. See Note 19 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. On June 1, 1998, the Company acquired Petro Wireline ("Petro Acquisition") which is engaged in the wireline business in the four corners region of New Mexico, Colorado, Utah and Arizona for $875,000. For financial statement purposes, the Petro Acquisition was accounted for as a purchase and, accordingly, Petro Wireline's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of Petro Wireline over net assets acquired, goodwill, approximated $87,000 and is being amortized over twenty-five years.

          The following table presents unaudited pro forma consolidated results of operations for the three months ended March 31, 1998 as if the acquisitions above had occurred at the beginning of the period presented. The pro forma summary information does not necessarily reflect the consolidated results of operations as they actually would have been if the acquisitions had occurred at the beginning of the period presented. The unaudited consolidated results of operations for the three months ended March 31, 1999 are presented for comparative purposes as both acquisitions are included in the consolidated operating results of this period.

                                                   Three Months Ended         Three Months Ended
                                                     March 31, 1999             March 31, 1998
                                                       (Unaudited)                (Unaudited)
Revenues                                             $  6,072,282               $    13,878,745
Income (loss) before income tax effect               $ (2,467,946)              $        59,571
Net income (loss)                                    $ (2,467,946)              $        39,317

Net income (loss) per common share - basic           $      (0.63)              $          0.01
                                                     ============               ===============

Net income (loss) per common share - diluted         $      (0.63)              $          0.01
                                                     ============               ===============

         The unaudited pro forma consolidated results for the three months ended March 31, 1998 include historical accounts of the Company and historical accounts of the acquired business and pro forma adjustments, including the amortization of the excess purchase price over fair value of net assets acquired, applicable tax effects, an increase in interest expense, and the increase in depreciation expense as a result of purchase price adjustments.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              For the Three Months                        For the Three Months
                                              Ended March 31, 1999                        Ended March 31, 1998
                                --------------------------------------------     -------------------------------------

                                     Loss            Shares         Per Share     Income         Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
Net income (loss)               $ (2,467,946)                                  $ 150,677
BASIC EPS
Income (loss) available
    to common shareholders      $ (2,467,946)        3,914,109      $ (0.63)   $ 150,677         3,211,678           $0.05
                                ==========================================================================================

EFFECT OF DILUTIVE SECURITIES
Stock warrants                                                                                     836,291
Stock options                                                                                      393,940
Convertible debt securities                                                     $ 27,945           727,273
                                ------------------------------------------------------------------------------------------
DILUTED EPS
Income (loss) available
    to common shareholders      $ (2,467,946)        3,914,109      $ (0.63)   $ 178,622         5,169,182           $0.03
                                ==========================================================================================

         Options and warrants to purchase 19,539,747 shares of common stock at prices ranging from $1.50 to $8.01 were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted EPS because the effect would be anti-dilutive. Options to purchase 12,500 shares of common stock at $8.01 per share were outstanding during the three months ended March 31, 1998 but are not included in the computation of diluted EPS because the effect would be anti-dilutive.

          Convertible debt instruments which would result in the issuance of 12,933,333 and 2,054,556 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $1.50 per share and these instruments remained outstanding at March 31, 1999.

3.       INVENTORIES

          Inventories consist of tool components, subassemblies, and expendable parts used in directional oil and gas well drilling activities. Once tools are manufactured and assembled they are transferred to property, plant and equipment completed at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

          The Board of Directors has authorized the Company to offer an aggregate of 772,727 common shares to certain persons who purchased shares of the Company's common stock at a price of $5.50 per share in private sales of the Company's securities which occurred in March and April 1998. Such persons assert excessive delays were encountered in effecting the registration of their shares under the Securities Act of 1933, as amended, and that therefore such persons were unable to liquidate their securities. The Company disagrees with these assertions but has agreed to the issuance of the shares to resolve any claims. The shares are to be issued in consideration of the release of these claims. The offering of shares of common stock to such persons was granted on April 27, 1999 and is scheduled to expire on May 28, 1999.

          On December 15, 1998, the Company entered into an agreement with Measurement Specialists, Inc. (MSI) to create an alliance between the two companies. This agreement contains an option for the Company to acquire MSI. Both the alliance and the option to purchase were to expire on April 15, 1999. The agreement was extended on April 15, 1999 to run thru September 30, 1999. The alliance between the Company and MSI was effective December 1, 1998 and was created in order to pursue Measurement While Drilling services using the tools and equipment owned or leased by the Company, employees of the Company, and the technology of MSI. During the term of the alliance, the Company will rent equipment and inventory from MSI, with a monthly rental payment of $12,206 and $15,000, respectively. The agreement grants the Company the option to acquire substantially all of the assets of MSI. If the option is exercised, the Company agrees to pay MSI $74,982 in cash, 144,445 shares of common stock of the Company of which 50,000 shares have been previously advanced to MSI, and payment of the notes payable not to exceed $479,416. Under the original agreement, the owner of MSI would be employed by the Company for four months. If the option to purchase MSI is not exercised, then the employment agreement terminates.

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

          The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company dated September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

          The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses and assetting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action.

          The Company is a defendant in a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking to recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the some of $156,534 plus interest and consequential damages and attorney's fees. The Company is at present considering the claims asserted in this litigation.

          The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims, in the light of the nature of the claims asserted, the Company considers it likely that judgments may be entered against it in these actions.

          The Company receives demands from creditors for payment of outstanding payables, as well as other claims. These creditors may institute additional lawsuits against the Company. There can be no assurance that judgments may not be entered against the Company arising out of such lawsuits, if instituted.

         The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         On December 15, 1998, the Company entered into an agreement with Measurement Specialists, Inc. (MSI) to create an alliance between the two companies. This agreement contains an option for the Company to acquire MSI. Both the alliance and the option to purchase were to expire on April 15, 1999. The agreement was extended on April 15, 1999 to run thru September 30, 1999. The alliance between the Company and MSI was effective December 1, 1998 and was created in order to pursue Measurement While Drilling services using the tools and equipment owned or leased by the Company, employees of the Company, and the technology of MSI. During the term of the alliance, the Company will rent equipment and inventory from MSI, with a monthly rental payment of $12,206 and $15,000, respectively. The agreement grants the Company the option to acquire substantially all of the assets of MSI. If the option is exercised, the Company agrees to pay MSI $74,982 in cash, 144,445 shares of common stock of the Company of which 50,000 shares have been previously advanced to MSI, and payment of the notes payable not to exceed $479,416. Under the agreement, the owner of MSI shall be employed by the Company for four months. If the option to purchase MSI is not exercised, then the employment agreement terminates.

          At March 31, 1999, the Company was not in compliance with certain financial covenants of its Amended and Restated Loan and Security Agreement dated October 30, 1998 and its Forbearance Agreement and Amendment to Loan and Security Agreement dated February 17, 1999, both with Fleet Capital Corporation. See Part II, Item 3. Defaults Upon Senior Securities in this Quarterly Report.

5.     SEGMENT AND RELATED INFORMATION

         At March 31, 1999, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ending March 31, 1999 included Collins & Ware, Inc., Burlington Resources, and Chevron Corp.

         DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter a oil producing zone directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The second business unit engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ending March 31, 1999 included Phillips Petroleum, Jones Energy, Arco Oil & Gas, and Chesapeake.

         WORKOVER AND COMPLETION - This segment consists of a business unit in which services include those operations performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended March 31, 1999 was Energen Resources.

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1998. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 1999 and 1998 is as follows:

                                                                            Workover
                                                        Directional            And
                                       Wireline          Drilling          Completion           Total
                                       --------------------------------------------------------------
       1999
          Segment revenues         $   3,554,374    $   2,191,878          $ 326,030       $   6,072,282
          Segment EBITDA                  83,783          (35,052)            51,297            (100,028)

       1998

          Segment revenues         $   2,917,195    $   6,320,599          $ 428,230       $   9,666,024
          Segment EBITDA                 566,223        1,154,262              8,009           1,728,494

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three months ended March 31, 1999 and 1998 is presented as follows:

                                                              1999                        1998
                                                          -------------              ------------

                Total segment EBITBA                     $     (100,028)             $  1,728,494
                Depreciation and amortization                (1,323,357)                 (809,690)
                Unallocated corporate expense                  (412,038)                 (169,037)
                                                              ----------            --------------

                Income (loss) from operations             $  (1,635,367)             $    749,767
                                                          ==============             ============

6.       RELATED PARTY TRANSACTIONS

          The Company opened a wireline facility in South Texas in January 1999 primarily to service a customer who has some common ownership with the Company. During the three months ended March 31, 1999, this customer accounted for approximately 6.25% of total revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The Company's consolidated results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services by intensified marketing of its services. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. Declines in 1998 and early 1999 in the prevailing prices for oil and natural gas adversely impacted the Company's operations. These lower oil and gas prices have negatively impacted the Company's revenues for the three months ended March 31, 1999. Management of the Company expects that prices for oil and gas will continue to be volatile and to affect the demand for and pricing of the Company's services. A further material decline in oil or gas prices or industry activity in the United States could have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows

RESULTS OF CONSOLIDATED OPERATIONS. THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The following table sets forth the Company's revenues from its three principal lines of business for the three months ended March 31, 1999 and 1998:

                                                                        Three Months Ended
                                                                   ------------------------------
                                                                     3/31/99           3/31/98
                                                                   ------------------------------
                           Wireline                               $ 3,554,374         $ 2,917,195
                           Directional Drilling                     2,191,878           6,320,599
                           Workover and Completion                    326,030             428,230
                                                                ---------------------------------
                                                                  $ 6,072,282          $9,666,024
                                                                =================================


         Total revenues decreased by $3.6 million to $6.1 million for the three months ended March 31, 1999 as compared to total revenues of $9.7 million for the three months ended March 31, 1998. The decrease in directional drilling revenues was the result of reduced demand for the Company's services and downward pressure on pricing that primarily resulted from the decline in oil and gas prices in 1998 and early 1999. The Company's wireline revenues also were adversely affected by reduced demand and downward pressure on pricing, however, this was more than offset by increased activity from wireline locations opened or acquired in the past year.

          Operating costs decreased by $1.7 million for the three months ended March 31, 1999, as compared to the same period of 1998. Operating costs were 91.5% of revenues for the three months ended March 31, 1999 as compared with 75.2% of revenues in the same period in 1998. The decrease was primarily the result of the lower overall level of activities in the first quarter of 1999 compared with 1998. The increase in operating costs as a percentage of revenues was primarly because of declining billing rates and equipment utilization. Salaries and benefits increased by $505,960 for the three months ended March 31, 1999, as compared to the same period in 1998. The total number of employees decreased from 317 at March 31, 1998 to 221 at March 31, 1999. The increase in salaries and benefits is primarily due to the March 1998 Phoenix acquisition, the June 1998 Petro Wireline acquisition, and the establishment of the offshore wireline facility in July 1998. The number of employees was higher at March 31, 1998 than at March 31, 1999 due to the significant addition of employees in connection with the March 1998 Phoenix acquisition.

          Selling, general and administrative expenses decreased by $10,677 from $840,679 in the three months ended March 31, 1998 to $830,002 in the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 8.7% in the three months ended March 31, 1998 to 13.7% in 1999, primarily as a result of lower than anticipated revenues due to adverse market conditions with an increased level of fixed expenses associated with the recent acquisitions.

         Depreciation and amortization increased from $809,690 in the three months ended March 31, 1998, or 8.4% of revenues, to approximately $1.3 million in 1999 or 21.8% of revenues, primarily because of the higher asset base of depreciable properties in the three month period ended March 31, 1999 over the same period in 1998.

         Interest expense and amortization of debt discount increased by $409,580 for the three months ended March 31, 1999 as compared to the same period in 1998. This was directly related to the increased amounts of indebtedness outstanding in 1999. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         Net loss on sale of fixed assets was $9,000 for the three months ended March 31, 1999 as compared to a net gain of $1,944 for the same period in 1998.

         The  Company  had  a  loss  before   provision   for  income  taxes  of
approximately $2.5 million for the three months ended March 31, 1999, as compared to income before provision for income taxes of $344,296 for the same period in 1998.

         Income tax expense totaled $0 for the three months ended March 31, 1999 as compared to income tax expense of $183,619 for the three months ended March 31, 1998. These totals contain Federal and State deferred taxes as well as current amounts.

         The Company had a net loss of approximately $2.5 million for the three months ended March 31, 1999, as compared to a net income of $150,677 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used by the Company's operating activities was approximately $1.4 million for the three months ended March 31, 1999 as compared to cash provided of $766,649 for the same period in 1998. Investing activities used cash of $223,605 during the three months ended March 31, 1999 for the acquisition of property, plant and equipment, offset by proceeds from the sale of fixed assets of $26,000. During the three months ended March 31, 1998, investing activities used cash of approximately $2.0 million for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of $28,970 from the sale of fixed assets. Financing activities provided net cash of $938,789 from the proceeds from bank and other borrowings of approximately $2.5 million during the three months ended March 31, 1999 offset by principal payments on bank, other borrowings and capital leases of $394,209, net payments on the working capital revolver of approximately $1.1 million and $37,868 of costs related to debt issuances. For the same period in 1998 financing activities provided net cash of approximately $2.7 million from the net proceeds from the issuance of common stock of approximately $2.8 million and $520,373 from the proceeds from bank and other borrowings offset by principal payments on bank, other borrowings and capital lease obligations of $449,936 and $135,000 of costs related to debt issuances.

         Cash at March 31, 1999 was $369,214 as compared with cash at March 31, 1998 of approximately $1.9 million.

         During 1998 and the first quarter of 1999, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during the last half of 1998 and first quarter of 1999. While these conditions continued throughout much of the first quarter of 1999, prices for oil and natural gas had improved significantly by the middle of the second quarter. Management of the Company believes that an improvement in its revenues will be dependent upon a continuing period of stabilized pricing at levels similar to those at the end of the first quarter of 1999 and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

          The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $15.8 million at March 31, 1999, owed to Fleet Capital Corporation ("Fleet") and GE Capital Corporation ("GECC"), other indebtedness of approximately $9.7 million, and $19.4 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates. All of this indebtedness is shown as currently due and payable on the Company's consolidated balance sheet at March 31, 1999. In addition, the Company is currently in default on its indebtedness owing to Fleet. See Part II, Item 3. Defaults Upon Senior Securities in this Quarterly Report.

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

o In April 1999, GECC agreed to defer payments of interest on an aggregate of $3.9 million of secured indebtedness through June 30, 1999.

o The Company has continued through the first quarter of 1999 to further implement a cost reduction program first implemented in the last half of 1998 and intends to continue its focus on cost reduction opportunities through 1999.

         Management also intends to raise additional capital in conjunction with the foregoing plan, which may be either debt or equity capital or a combination thereof, which, together with the renegotiations of certain outstanding indebtedness, will be used to meet the Company's other current liquidity requirements. Management expects that, upon conclusion of the plan, its indebtedness owing to SJCP will be long-term or converted into equity securities.

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed at the end of the first quarter of 1999, the foregoing plan together with the cost reduction program implemented in 1998, which included reductions in personnel and salaries of existing personnel, closing and consolidating certain district offices, together with other cost reduction activities, should enable the Company to operate, commencing with the second quarter of 1999, without a further deterioration of its liquidity condition.

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

          The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company dated September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

          The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or whether the Company will be successful on counterclaims.

          The Company is a defendant in a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking to recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $156,534 plus interest and consequential damages and attorney's fees. The Company is at present considering the claims asserted in this litigation.

          The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000, the largest of which seeks to recover approximately $156,500. Although the Company is seeking to resolve these claims, in the light of the nature of the claims asserted, the Company considers it likely that judgments may be entered against it in these actions.

          The Company receives demands from creditors for payment of outstanding payables, as well as other claims. These creditors may institute additional lawsuits against the Company. There can be no assurance that judgments may not be entered against the Company arising out of such lawsuits, if instituted.

          With the exception of the MSI Option the Company has no definitive agreements to acquire any additional companies. However, there can be no assurance that the Company will not acquire additional companies in the future, or that any such acquisitions, if made, will be beneficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired companies to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

         The Company intends to fund its acquisitions using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Subject to the restrictions contained in the Company's existing loan agreement with Fleet Capital Corporation, loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

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

         Management expects that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material effect on the Company's consolidated results of operations, liquidity or financial condition. While the Company has and will continue to pursue Year 2000 compliance, there can be no assurance that the Company and its vendors, customers and other third parties which supply critical services will be successful in identifying and addressing all material Year 2000 issues. It is possible that the Company's consolidated financial position, results of operations, or cash flows could be disrupted by Year 2000 problems experienced by its vendors and customers, that utilize its services, financial institutions or other parties. The Company is unable to quantify the effect, if any, of Year 2000 computer problems that may be experienced by these third parties.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. The Company does not currently hold any derivative financial instruments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.
Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis or Plan of Operations. Such forward-looking statements relate to the Company's ability to implement its plan for the restructuring and refinancing of its outstanding indebtedness, to maintain, implement and, if appropriate, expand its cost-reduction program instituted in 1998, to generate revenues and attain and maintain profitability and cash flow, improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to compete in the premium services market, the ability of the Company to redeploy its equipment among regional operations, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of breaches of covenants where necessary and the ability of the Company to successfully address Year 2000 issues. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines in the levels of oil and gas prices from those that existed at the middle of the second quarter of 1999 and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above as well as in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's consolidated operating results, financial condition and ability to fulfill its restructuring plan to differ materially from those expressed in any forward-looking statements made by the Company in this Report and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein in addition to the risk factors discussed herein.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company dated September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

          The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action. or whether the Company will be successful on its counterclaims

          The Company is a defendant in a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking to recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $156,534 plus interest and consequential damages and attorney's fees. The Company is at present considering the claims asserted in this litigation.

          The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims, in the light of the nature of the claims asserted, the Company considers it likely that judgments may be entered against it in these actions.

         The Company receives demands from creditors for payment of outstanding payables, as well as other claims. These creditors may institute additional lawsuits against the Company. There can be no assurance that judgments may not be entered against the Company arising out of such lawsuits, if instituted.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 18, 1999, at a time when the Company was not in compliance with the terms of its Amended and Restated Loan Agreement with Fleet Capital Corp. ("Fleet") and was seeking to enter into a Forbearance Agreement and Amendment to Loan and Security Agreement (the "Forbearance Agreement") with Fleet, as a condition to Fleet entering into the Forbearance Agreement, the Company entered into an agreement with an affiliate of St. James Capital
Partners, L.P., a principal investor of the Company, to purchase up to $2.5 million principal amount of the Company's convertible promissory note due on March 16, 2001. The note is convertible into shares of the Company's Common Stock at a conversion price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also issued warrants to purchase 2,075,000 shares of Common Stock exercisable at a price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward.

          The proceeds from the sale of the note were used for general corporate purposes, including the payment of outstanding accounts payable. The notes and warrants were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

         As a consequence of the issuance of the convertible note and warrant to the affiliate of St. James in February 1999 with conversion and exercise prices of $1.50 per share, under the terms of the anti-dilution provisions of the other outstanding convertible notes and warrants held by St.

James, including certain of its affiliates and assignees, the conversion prices and exercise prices of those securities were reduced to $1.50 per share with the total number of shares issuable on conversion and exercise being adjusted upward to 29,468,471 shares.

          On February 18, 1999 the Company entered into a Purchase Agreement, and related notes, warrants and security documents (the "Agreements") with the affilliate of St. James regarding the purchase of the securities described above. Pursuant to such agreement, payment of principal and interest on the $2.5 million note is collateralized by substantially all the assets of the Company, subordinated, as of March 31, 1999, to the senior secured borrowings of the Company from Fleet Capital Corporation ("Fleet") in the maximum aggregate amount of approximately $11.5 million. The shares issuable on conversion of the note and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The note also contains various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the note include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes held by St. James or any of its affiliates and the failure to cure such default for five days, which will constitute a cross default under each of the other notes held by St. James and its affiliates;
(iii) a breach of the Company's covenants, representations and warranties under the agreement; (iv) a breach under any of the agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of February 18, 1999, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes held by St. James or its affiliates, subject to the terms of an agreement between St. James and Fleet, St. James could seek to foreclose against the collateral for the notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has outstanding secured indebtedness aggregating approximately $11.5 million under an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation ("Fleet") dated October 30, 1998. From time to time, including in early 1999, the Company has not been in compliance with various covenants in the Loan Agreement. In February 1999, the Company and Fleet entered into a Forbearance Agreement and Amendment to Loan and Security Agreement (the "Forbearance Agreement") whereby Fleet agreed, among other things, to forebear through June 30, 1999 taking action on defaults under the Company's Loan Agreement. Subject to the Company meeting certain conditions and complying with certain covenants, Fleet agreed to defer the payments of principal due on its loan during the months of March through June 1999. At March 31 1999, the Company was in default of certain of the terms of the Forbearance Agreement. The instruments governing the Company's indebtedness to Fleet impose significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. Because the Company is currently in default under a number of provisions of its Loan Agreement and Forbearance Agreement with Fleet. Fleet has the right to elect to declare all of the funds borrowed to be immediately due and payable together with accrued and unpaid interest and to refuse to make additional advances under the revolving credit arrangement. In such event, there can be no assurance that the Company would be able to repay such indebtedness owing to Fleet or borrow sufficient funds from alternative sources to repay such indebtedness owing to Fleet. If the Company were unable to repay all amounts declared due and payable under the Loan Agreement, Fleet could proceed against the collateral granted to satisfy the indebtedness and other obligations due and payable. This collateral includes substantially all of the Company's assets. If the indebtedness owing to Fleet were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Fleet would constitute a default under other indebtedness of the Company which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders. The Company is seeking to refinance its indebtedness owing to Fleet.

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

                                         BLACK WARRIOR WIRELINE CORP.
                                         ----------------------------
                                                (Registrant)

Date:  May 20,  1999                       /S/  William L. Jenkins
                                         --------------------------------------
                                                 William L. Jenkins
                                         President and Chief Operating Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)