Form 10QSB/A
period 1999-03-31
BLACK WARRIOR WIRELINE CORP
filed 1999-06-03
CIK 839871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999; or

      [ ]     Transition   report  pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934 for the transition period from ______ to ______ .

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                               11-2904094
              ------------                            ------------
     (State or other jurisdiction of                (I.R.S employer
     incorporation of organization)                 identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
              -----------------------------------------------------
              (Address of principal executive offices, zip code)


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

                         YES  [X]            NO  [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                   Outstanding at May 20, 1999
                   -----                   ---------------------------
         COMMON STOCK, PAR VALUE                  3,947,451 SHARES
            $.0005 PER SHARE

                  Transitional Small Business Disclosure Format

                         YES  [ ]            NO  [X]

================================================================================

                          BLACK WARRIOR WIRELINE CORP.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1999
            and  December 31, 1998                                       3

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1999 and
            March 31, 1998                                               4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and
            March 31, 1998                                               5

            Notes to Consolidated Financial Statements -
            Three Months Ended March 31, 1999 and
            March 31, 1998                                               6


Item 2.     Management's Discussion and Analysis or Plan of
            Operations                                                   11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                            17

Item 2.     Changes in Securities and Use of Proceeds                    18

Item 3.     Defaults Upon Senior Securities                              19

Item 6.     Exhibits and Reports on Form 8-K                             20

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31, 1999            DECEMBER 31, 1998
                                                          --------------            -----------------
                           ASSETS                           (UNAUDITED)
Current assets:
    Cash and cash equivalents                                 $ 369,214            $ 1,041,242
    Short-term investments                                       50,000                 50,000
    Accounts receivable, less allowance for doubtful
     accounts of $ 1,788,723  and $ 2,157,421, respectively   3,393,424              3,596,004
    Prepaid expenses                                            170,749                110,579
    Other receivables                                           425,487                236,273
    Other current assets                                        439,714                498,812
                                                                -------                -------
                      Total current assets                    4,848,588              5,532,910
Land and building held for sale                                 400,000                400,000
Inventories                                                   4,249,445              4,278,601
Property, plant, and equipment, less accumulated
   depreciation of $ 10,270,115 and $ 8,986,893,
   respectively                                              21,594,985             22,628,601
Other assets                                                    637,791                539,537
Goodwill, less accumulated amortization of $ 237,236

  and $ 215,678, respectively                                 3,412,223              3,435,201
                                                              ---------              ---------
                      Total assets                         $ 35,143,032           $ 36,814,850
                                                           ============           ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                        $ 5,526,622            $ 5,964,266
    Accrued salaries and vacation                               127,919                 91,275
    Accrued interest payable                                  1,873,151              1,527,674
    Other accrued expenses                                      732,875                826,366
    Deferred revenue                                                                   155,016
    Current maturities of notes payable to banks                 78,501
    Note payable, related party                              23,162,890             20,662,890
    Current maturities of long-term debt and capital
         lease obligations                                   17,359,626             18,923,719
                                                             ----------             ----------
                                        Total liabilities    48,861,584             48,151,206
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares
        authorized none issued at March 31, 1999 and
        December 31, 1998
     Common stock, $.0005 par value, 12,500,000 shares
        authorized; 3,947,451 and 3,897,451 shares issued
        and outstanding at March 31, 1999 and December 31,
       1998, respectively                                         1,973                  1,948
     Additional paid-in capital                              12,193,276             12,107,551
     Accumulated deficit                                    (25,330,408)           (22,862,462)
    Treasury stock, at cost, 4,620 shares                      (583,393)              (583,393)
                                                            ------------           -----------
          Total stockholders' deficit                       (13,783,552)           (11,336,356)
                                                            ------------           -----------

      Total liabilities and stockholders' deficit $ 35,143,032 $ 36,814,850



        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 1999 and March 31, 1998

                                                           MARCH 31, 1999       MARCH 31, 1998
                                                           --------------       --------------
                                                              (Unaudited)         (Unaudited)
Revenues                                                    $ 6,072,282        $ 9,666,024

Operating costs                                               5,554,290          7,265,888

Selling, general and administrative expenses                    830,002            840,679

Depreciation and amortization                                 1,323,357            809,690
                                                              ---------         -----------
     Income (loss)  from operations                          (1,635,367)           749,767

Interest expense and amortization of debt discount             (844,340)          (434,760)

Net gain (loss) on sale of fixed assets                          (9,000)             1,944

Other income                                                     20,761             17,345
                                                                -------            -------

     Income (loss)  before provision for
          income taxes                                       (2,467,946)           334,296

Provision for income taxes                                                         183,619


     Net income (loss)                                     $ (2,467,946)         $ 150,677
                                                           =============         =========
     Net income (loss) per common share- basic                  $ (0.63)             $0.05
                                                                =======              =====

     Net income (loss) per common share- diluted                $ (0.63)             $0.03
                                                                =======              =====


Weighted average common shares outstanding                    3,914,109          3,211,678
                                                              =========          =========


Weighted average common shares outstanding


    with dilutive securities                                  3,914,109          5,169,182
                                                              =========          =========


        See accompanying notes to the consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the three months ended March 31, 1999 and March 31, 1998


                                                         March 31, 1999           March 31, 1998
                                                         --------------           --------------
                                                            (Unaudited)              (Unaudited)
Cash (used in) provided by operations:                     $ (1,413,212)              $ 766,649

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment            (223,605)             (1,634,485)
     Proceeds from sale of property, plant and equipment         26,000                  28,970
     Acquisition of business, net of cash acquired                                     (397,485)
                                                              ----------               ---------
Cash used in investing activities:                             (197,605)             (2,003,000)

Cash flows from financing activities:
     Debt issuance costs                                        (37,868)               (135,000)
     Proceeds from bank and other borrowings                  2,500,000                 520,373
     Principal payments on long-term debt, notes payable
         and capital lease obligations                         (394,209)               (449,936)
     Payments on working revolver, net                       (1,129,134)
     Proceeds from issuance of common stock, net
         of offering costs                                                            2,813,255
                                                              ---------                 -------
 Cash provided  by financing activities:                        938,789               2,748,692

Net (decrease) increase in cash and cash equivalents           (672,028)              1,512,341
Cash and cash equivalents, beginning of period                1,041,242                 435,845
                                                              ---------                 -------

Cash and cash equivalents, end of period                      $ 369,214             $ 1,948,186
                                                              =========             ===========


Supplemental disclosure of cash flow information:

       Interest paid                                          $ 498,862               $ 329,663

Supplemental disclosure of  noncash investing and financing activities:
     Notes payable incurred in connection with
           business acquisition                                                    $ 19,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant & equipment              $ 78,501               $ 111,562
     Stock warrants issued in conjunction with notes payable   $ 20,750
     Stock issued as consideration for option to purchase
           company  (Note 4)                                   $ 65,000


        See accompanying notes to the consolidated financial statements.

                  BLACK WARRIOR WIRELINE CORP. AND SUBSIDARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidat ed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Black Warrior Wireline Corp. and subsidiary (the "Company"). Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 17 of the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1998 should be read in conjunction with this document.

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

                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                     MARCH 31, 1999         MARCH 31, 1998
                                                     --------------         --------------
                                                       (Unaudited)            (Unaudited)

Revenues                                             $  6,072,282           $ 13,878,745
Income (loss) before income tax effect               $ (2,467,946)          $     59,571
Net income (loss)                                    $ (2,467,946)          $     39,317


Net income (loss) per common share - basic           $      (0.63)          $       0.01
                                                     ==================     =============

Net income (loss) per common share - diluted         $      (0.63)          $       0.01
                                                     ==================     =============



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

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              FOR THE THREE MONTHS                        FOR THE THREE MONTHS
                                              ENDED MARCH 31, 1999                        ENDED MARCH 31, 1998
                                --------------------------------------------     -----------------------------------------
                                     LOSS            SHARES         PER SHARE     INCOME         SHARES        PER SHARE
                                   NUMERATOR       DENOMINATOR       AMOUNT      NUMERATOR     DENOMINATOR      AMOUNT
                                --------------------------------------------     -----------------------------------------

Net income (loss)               $ (2,467,946)                                  $ 150,677
BASIC EPS
Income (loss) available
    to common shareholders      $ (2,467,946)        3,914,109      $ (0.63)   $ 150,677         3,211,678       $0.05
                                ==========================================================================================
Effect of dilutive securities
Stock warrants                                                                                     836,291
Stock options                                                                                      393,940
Convertible debt securities                                                    $  27,945           727,273           -
                                    ---------------------------------------------------------------------------------------
DILUTED EPS
Income (loss) available
    to common shareholders      $ (2,467,946)        3,914,109      $ (0.63)   $ 178,622         5,169,182       $0.03
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

3.       INVENTORIES

         Inventories consist of tool components, subassemblies, and expendable parts use in directional oil and gas well drilling activities. Once tools are manufactured and assembled, they are transferred to property, plant and equipment at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

         The Board of Directors has authorized the Company to offer an aggregate of 772,727 common shares to certain persons who purchased shares of the Company's common stock at a price of $5.50 per share in private sales of the Company's securities which occurred in March and April 1998. Such persons assert excessive delays were encountered in effecting the registration of their shares under the Securities Act of 1933, as amended, and that therefore such persons were unable to liquidate their securities. The Company disagrees with these assertions but has agreed to the issuance of the shares to resolve any claims. The shares are to be issued in consideration of the release of these claims. The offering of shares of common stock to such persons commenced on April 27, 1999 and is scheduled to expire on May 28, 1999.

         On December 15, 1998, the Company entered into an agreement with Measurement Specialists, Inc. (MSI) to create an alliance between the two companies. This agreement contains an option for the Company to acquire MSI. Both the alliance and the option to purchase were to expire on April 15, 1999. The agreeement was extended on April 15, 1999 through September 30, 1999. The alliance between the Company and MSI was effective December 1, 1998 and was created in order to pursure Measurement While Drilling services using the tools and equipment owned or leased by the Company, employees of the Company, and the technology of MSI. During the term of the alliance, the Company will rent equipment and inventory from MSI, with a monthly rental payment of $12,206 and $15,000, respectively. The agreement grants the Company the option to acquire substantially all of the assets of MSI. If the option is exercised, the Company agrees to pay MSI $74,982 in cash, 144,445 shares of common stock of the Company of which 50,000 shares have been previously issued to MSI, and payment of the notes payable not to exceed $479,416. Under the original agreement, the owner of MSI would be employed by the Company for four months. If the option to purchase MSI is not exercised, then the employment agreement terminates.

         The Company and certain of its officers and directors are respondents in an arbitration proceeding commenced by Monetary Advancements International, Inc. before the American Arbitration Association in New York, New York. The claimant seeks to recompense against the Company and other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for servcies allegedly rendered. The respondents have submitted an answer and couterclaims and have initiated a Count proceeding seeking partial stay of the arbitration proceeding. The Company deems the allegations of the claimant to be without merit and intends to vigorously contest the case. Management does not believe the ultimate outcome of these actions will have a materially adverse effct on the consolidated financial position, results of operations or cash flows of the Company.

         On July 9, 1998, Southwick Investments Inc. ("Southwick") commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a Professional Services Agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The Company intends to defed this action vigorously and believes that it has good and meritorious defenses. Management does not believe the ultimate outcome of these actions will have a materially effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post -default interest and attorney's fees, on a promissory note of the Company dated September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plantiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is successful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

         The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or whether the Company will be successful on its counterclaims.

         The Company is a defendant is a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking the recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $156,534 plus interest and consequential damages and attorney's fees. The Company is at present considering the claims asserted in this litigation.

         The Company is a defendant is seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims, in the light nature of the claims asserted, the Company considers it likely that judgements may be entered against it in these actions.

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

       DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter an oil producing zone directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The second business unit engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ending March 31, 1999 included Phillips Petroleum, Jones Energy, Arco Oil & Gas, and Chesapeake.

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

                                                                        WORKOVER
                                                        DIRECTIONAL        AND
       1999                            WIRELINE          DRILLING       COMPLETION           TOTAL
                                       -------------------------------------------------------------------
          Segment revenues          $   3,554,374     $   2,191,878       $ 326,030     $   6,072,282
          Segment EBITDA                   83,783           (35,052)         51,297           100,028


                                                                          WORKOVER
                                                        DIRECTIONAL         AND
       1998                            WIRELINE           DRILLING       COMPLETION            TOTAL
                                       ------------------------------------------------------------------
          Segment revenues         $   2,917,195    $   6,320,599         $ 428,230      $   9,666,024
          Segment EBITDA                 566,223        1,154,262             8,009          1,728,494



The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three months ended March 31, 1999 and 1998 is presented as follows:

EITDA                                       1999                        1998
Total segment EBITBA                  $      100,028            $  1,728,494
Depreciation and amortization             (1,323,357)               (809,690)
Unallocated corporate expense               (412,038)               (169,037)
                                      ---------------          --------------


     Income (loss) from operations    $   (1,635,367)           $    749,767
                                      ==============           ==============

6.       RELATED PARTY TRANSACTIONS

         The Company opened a wireline facility in South Texas in January 1999 primarily to service a customer who has some common ownership with the Company. During the three months ended March 31, 1999, this customer accounted for approximately 6.25% of total revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company's consolidated results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. Revenues are also affected by the success of the Company's efforts to increase its penetration of the market for its services by intensified marketing of its services. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. Declines in 1998 and early 1999 in the prevailing prices for oil and natural gas adversely impacted the Company's operations. These lower oil and gas prices have negatively impacted the Company's revenues for the three months ended

March 31, 1999. Management of the Company expects that prices for oil and gas will continue to be volatile and to affect the demand for and pricing of the Company's services. A further material decline in oil or gas prices or industry activity in the United States could have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

RESULTS OF CONSOLIDATED OPERATIONS. THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The following table sets forth the Company's revenues from its three principal lines of business for the three months ended March 31, 1999 and 1998:

                                          THREE MONTHS ENDED
                               -------------------------------------
                                       3/31/99          3/31/98
                                       -------          -------

Wireline                            $ 3,554,374        $ 2,917,195
Directional Drilling                  2,191,878          6,320,599
Workover and Completion                 326,030            428,230
                                -----------------------------------

                                  $   6,072,282        $ 9,666,024
                                =================================


         Total revenues decreased by approximately $3.6 million to approximately $6.1 million for the three months ended March 31, 1999 as compared to total revenues of approximately $9.7 million for the three months ended March 31, 1998. The decrease in directional drilling revenues was the result of reduced demand for the Company's services and downward pressure on pricing that primarily resulted from the decline in oil and gas prices in 1998 and early
1999. The Company's wireline revenues also were adversely affected by reduced demand and downward pressure on pricing, however, this was more than offset by increased activity from wireline locations opened or acquired in the past year.

         Operating costs decreased by approximately $1.7 million for the three months ended March 31, 1999, as compared to the same period of 1998. Operating costs were 91.5% of revenues for the three months ended March 31, 1999 as compared with 75.2% of revenues in the same period in 1998. The decrease was primarily the result of the lower overall level of activities in the first quarter of 1999 compared with 1998. The increase in operating costs as a percentage of revenues was primarly because of declining billing rates and equipment utilization. Salaries and benefits increased by $505,960 for the three months ended March 31, 1999, as compared to the same period in 1998, while the total number of employees decreased from 317 at March 31, 1998 to 221 at March 31, 1999. The increase in salaries and benefits is primarily due to the March 1998 Phoenix Acquisition, the June 1998 Petro Wireline Acquisition, and the establishment of the offshore wireline facility in July 1998. The number of employees was higher than at March 31, 1998 than at March 31, 199 due to the significant addition of employees in connection with the March 1998 Phoenix Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by the Company's operating activities was approximately $1.4 million for the three months ended March 31, 1999 as compared to cash provided of $766,649 for the same period in 1998. Investing activities used cash of $223,605 during the three months ended March 31, 1999 for the acquisition of property, plant and equipment, offset by proceeds from the sale of fixed assets of $26,000. During the three months ended March 31, 1998, investing activities used cash of approximately $2.0 million for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of $28,970 from the sale of fixed assets. Financing activities provided net cash of $938,789 from the proceeds from bank and other borrowings of approximately $2.5 million during the three months ended March 31, 1999 offset by principal payments on bank, other borrowings and capital leases of $394,209, net payments on working capital revolver of approximately $1.1 million and $37,868 of costs related to debt issuances. For the same period in 1998 financing activities provided net cash of approximately $2.7 million from the net proceeds from the issuance of common stock of approximately $2.8 million and $520,373 from the proceeds from bank and other borrowings offset by principal payments on bank, other borrowings and capital lease obligations of $449,936 and $135,000 of costs related to debt issuances.

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

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $15.8 million at March 31, 1999, owed to Fleet Capital Corporation ("Fleet") and GE Capital Corporation ("GECC"), other indebtedness of approximately $5.3 million, and $19.4 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates. All of this indebtedness is shown as currently due and payable on the Company's consolidated balance sheet at March 31, 1999. In addition, the Company is currently in default on its indebtedness owing to Fleet. See Part II, Item 3. Defaults Upon Senior Securities in this Quarterly Report.

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

         The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company date September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successsful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

         The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for gods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in this action or whether the Company will be successful on its counterclaims.

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

         With the exception of the MSI Option, the Company has no definitive agreements to acquire any additional companies. However, there can be no assurance that the Company will not acquire additional companies in the future, or that any such acquisitions, if made, will be benficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contigent the Company assumes, or an acquired entity becomes liable for, unknown or contigent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis or Plan of Operations. Such forward-looking statements relate to the Company's ability to implement its plan for the restructuring and refinancing of its outstanding indebtedness, to maintain, implement and, if appropriate, expand its cost reduction program instituted in 1998, to generate revenues and attain and maintain profitability and cash flow, improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to compete in the premium services market, the ability of the Company to redeploy its equipment among regional operations, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of breaches of covenants where necessary and the ability of the Company to successfully address Year 2000 issues. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines in the levels of oil and gas prices from those that existed at the middle of the second quarter of 1999 and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above as well as in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's consolidated operating results, financial condition and ability to fulfill its restructuring plan to differ materially from those expressed in any forward-looking statements made by the Company in this Report and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein in addition to the risk factors discussed herein.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company date September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company intends to interpose defenses to the lawsuit and to assert counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successsful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful.

         The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for gods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company intends to file an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in this action or whether the Company will be successful on counterclaims.

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

         The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims asserted, the Company considers it likely that judgments may be entered against it in these actions.

         The Company receives demands from creditors for payment of outstanding payables, as well as other claims. These creditors may institute additional lawsuits against the Company. There can be no assurance that judgments may not be entered against the Company arising out of such lawsuits, if instituted.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 18, 1999, at a time when the Company was not in compliance with the terms of its Amended and Restated Loan Agreement with Fleet Capital Corp.("Fleet") and was seeking to enter into a Forbearance Agreement and Amendment to Loan and Security Agreement (the "Forbearance Agreement") with Fleet, as a condition to Fleet entering into the Forbearance Agreement, the Company entered into an agreement with two affiliates of St. James Capital Corp, a principal stockholder of the Company, to purchase up to $2.5 million principal amount of the Company's convertible promissory note due on March 16, 2001. The note is convertible into shares of the Company's Common Stock at a conversion price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also issued warrants to purchase 2,075,000 shares of Common Stock exercisable at a price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward.

         The proceeds from the sale of the note were used for general corporate purposes, including the payment of outstanding accounts payable. The notes and warrants were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

         As a consequence of the issuance of the convertible note and warrant to the affiliates of St. James in February 1999 with conversion and exercise prices of $1.50 per share, under the terms of the anti-dilution provisions of the other outstanding convertible notes and warrants held by St. James, including certain of its affiliates and assignees, the conversion prices and exercise prices of those securities were reduced to $1.50 per share with the total number of shares issuable on conversion and exercise being adjusted upward to 29,468,471 shares.

         On February 18, 1999 the Company entered into a Purchase Agreement, and related notes, warrants and security documents (the "Agreements") with the affilliates of St. James regarding the purchase of the securities described above. Pursuant to such agreement, payment of principal and interest on the $2.5 million note is collateralized by substantially all the assets of the Company, subordinated, as of March 31, 1999, to the senior secured borrowings of the Company from Fleet Capital Corporation ("Fleet") in the maximum aggregate amount of approximately $11.5 million. The shares issuable on conversion of the note and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The note also contains various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the note include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes held by St. James or any of its affiliates and the failure to cure such default for five days, which will constitute a cross default under each of the other notes held by St. James and its affiliates;
(iii) a breach of the Company's covenants, representations and warranties under the agreement; (iv) a breach under any of the agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of February 18, 1999, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes held by St. James or its affiliates, subject to the terms of an agreement between St. James and Fleet, St. James could seek to foreclose against the collateral for the notes.

         Pursuant to an agreement dated December 15, 1998, through March 31, 1999, the Company has issued 50,000 shares of Common Stock to Measurement Specialists, Inc. ("MSI"). The securities were issued in reliance upon Regualtion D under the Sercurities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has outstanding secured indebtedness aggregating approximately $11.5 million under an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation ("Fleet") dated October 30, 1998. From time to time, including in early 1999, the Company has not been in compliance with various covenants in the Loan Agreement. In February 1999, the Company and Fleet entered into a Forbearance Agreement and Amendment to Loan and Security Agreement (the "Forbearance Agreement") whereby Fleet agreed, among other things, to forebear through June 30, 1999 taking action on defaults under the Company's Loan Agreement. Subject to the Company meeting certain conditions and complying with certain covenants, Fleet agreed to defer the payments of principal due on its loan during the months of March through June 1999. At March 31 1999, the Company was in default of certain of the terms of the Forbearance Agreement. The instruments governing the Company's indebtedness to Fleet impose significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. Because the Company is currently in default under a number of provisions of its Loan Agreement and Forbearance Agreement with Fleet, Fleet has the right to elect to declare all of the funds borrowed to be immediately due and payable together with accrued and unpaid interest and to refuse to make additional advances under the revolving credit arrangement. In such event, there can be no assurance that the Company would be able to repay such indebtedness owing to Fleet or borrow sufficient funds from alternative sources to repay such indebtedness owing to Fleet. If the Company were unable to repay all amounts declared due and payable under the Loan Agreement, Fleet could proceed against the collateral granted to satisfy the indebtedness and other obligations due and payable. This collateral includes substantially all of the Company's assets. If the indebtedness owing to Fleet were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Fleet would constitute a default under other indebtedness of the Company which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders. The Company is seeking to refinance its indebtedness owing to Fleet.

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

                                          BLACK WARRIOR WIRELINE CORP.
                                                 (Registrant)

Date:  June 1, 1999                           /S/  William L. Jenkins
                                      ----------------------------------------
                                                  William L. Jenkins
                                        President and Chief Operating Officer
                                         (Principal Executive, Financial and
                                                   Accounting Officer)