Form 10QSB
period 1999-06-30
BLACK WARRIOR WIRELINE CORP
filed 1999-08-19
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

     (Mark One)
           X      Quarterly  Report  pursuant  to Section 13 or 15(d) of the
         ----     Securities Exchange Act of 1934 for the quarterly period ended
                  June 30, 1999; or
         ----     Transition  report pursuant to Section 13 or  15(d) of the
                  Securities Exchange Act of 1934 for the transition period from_______to_______.

                         Commission File Number 0-18754
                                               ---------

                            BLACK WARRIOR WIRELINE CORP.
   -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                      11-2904094
         -------------------------------        -------------------
         (State or other jurisdiction of        (I.R.S employer
         incorporation of organization)         identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
            --------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                                 NO
                        ----                                   ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  Class                              Outstanding at
                                                    August 15, 1999
         -----------------------                   ------------------
         COMMON STOCK, PAR VALUE                   4,717,815  SHARES
           $.0005 PER SHARE


                  Transitional Small Business Disclosure Format

                       YES                       NO    X
                           ----                      ----

                          BLACK WARRIOR WIRELINE CORP.
                                 AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1999
          and  December 31, 1998                                               3

          Condensed Consolidated Statements of Operations -
          Three Months Ended June 30, 1999 and
          June 30, 1998                                                        4

          Condensed Consolidated Statements of Operations -
          Six Months Ended June 30, 1999 and
          June 30, 1998                                                        5

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and
          June 30, 1998                                                        6

          Notes to Condensed Consolidated Financial Statements -
          Six Months Ended June 30, 1999 and
          June 30, 1998                                                        7

Item 2.   Management's Discussion and Analysis or Plan
          Of Operations                                                       15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults Upon Senior Securities                                     23

Item 6.   Exhibits and Reports on Form 8-K                                    24

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                             JUNE 30, 1999       DECEMBER 31, 1998
                           ASSETS                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                $  210,412            $ 1,041,242
    Short-term investments                                       50,000                 50,000
    Accounts receivable, less allowance for doubtful
     accounts of $ 1,693,867  and $ 2,157,421, respectively   4,181,044              3,596,004
    Prepaid expenses                                             92,894                110,579
    Other receivables                                           138,846                236,273
    Other current assets                                        561,140                498,812
                                                           ------------           ------------
                      Total current assets                    5,234,336              5,532,910
Land and building, held for sale                                400,000                400,000
Inventories                                                   4,254,760              4,278,601
Property, plant, and equipment, less accumulated
    depreciation of $ 11,531,565 and $ 8,986,893             21,005,762             22,628,601
Other assets                                                    568,373                539,537
Goodwill, less accumulated amortization of $ 263,383
  and $ 215,678, respectively                                 3,387,496              3,435,201
                                                           ------------           ------------
                      Total assets                         $ 34,850,727           $ 36,814,850
                                                           ============           ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                        $ 6,380,306            $ 5,964,266
    Accrued salaries and vacation                               236,243                 91,275
    Accrued interest payable                                  2,416,981              1,527,674
    Other accrued expenses                                      632,924                826,366
    Deferred revenue                                            100,000                155,016
    Current maturities of notes payable to banks                 78,501
    Note payable to related party, net                       23,117,140             20,662,890
    Current maturities of long-term debt and capital
         lease obligations                                   17,316,092             18,923,719
                                                           ------------           ------------
                      Total current liabilities              50,278,187             48,151,206
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000
        shares authorized none issued at June 30, 1999
        and December 31, 1998, respectively
     Common stock, $.0005 par value, 12,500,000
        shares authorized; 4,717,815 and 3,897,451
        shares issued and outstanding  at June 30, 1999
        and December  31,  1998,  respectively                    2,359                  1,948
     Additional paid-in capital                              13,107,697             12,107,551
     Accumulated deficit                                    (27,954,123)           (22,862,462)
    Treasury stock, at cost, 4,620 shares                      (583,393)              (583,393)
                                                           ------------           ------------
    Total stockholders' deficit                             (15,427,460)           (11,336,356)
                                                           ------------           ------------
               Total liabilities and stockholders' deficit $ 34,850,727           $ 36,814,850
                                                           ============           ============



   See accompanying notes to the condensed consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended June 30, 1999 and June 30, 1998



                                                           June 30, 1999             June 30, 1998
                                                            (Unaudited)                (Unaudited)
Revenues                                                    $ 7,261,416              $ 10,247,430

Operating costs                                               5,409,635                 8,493,603

Selling, general and administrative expenses                  2,503,561                 1,918,014

Depreciation and amortization                                 1,138,553                 1,246,109
                                                           ------------              ------------

     Net loss from operations                                (1,790,333)               (1,410,296)

Interest expense and amortization of debt discount             (842,987)                 (697,143)

Net gain (loss) on sale of fixed assets                           1,737                      (938)

Other income                                                      7,868                    18,950
                                                           ------------              ------------

     Net loss before benefit for
          income taxes                                       (2,623,715)               (2,089,427)

Benefit for income taxes                                         -0-                      833,017
                                                           ------------              ------------

     Net loss                                              $ (2,623,715)             $ (1,256,410)
                                                           =============             =============

     Net  loss per common share- basic                          $(0.62)                    $(0.32)
                                                           =============             =============

     Net loss per common share- diluted                         $(0.62)                    $(0.32)
                                                           =============             =============


Weighted average common shares outstanding                    4,199,619                 3,873,235
                                                           =============             =============

Weighted average common shares outstanding
    with dilutive securities                                  4,199,619                 3,873,235
                                                           =============             =============



   See accompanying notes to the condensed consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended June 30, 1999 and June 30, 1998



                                                           June 30, 1999            June 30, 1998
                                                             (Unaudited)                (Unaudited)

Revenues                                                   $ 13,333,698              $ 19,913,453

Operating costs                                              10,963,925                15,759,491

Selling, general and administrative expenses                  3,333,563                 2,758,693

Depreciation and amortization                                 2,461,910                 2,055,799
                                                           ------------              ------------
     Net loss from operations                                (3,425,700)                 (660,530)

Interest expense and amortization of debt discount           (1,687,327)               (1,131,903)

Net gain (loss) on sale of fixed assets                          (7,263)                    1,006

Other income                                                     28,629                    36,296
                                                           ------------              ------------

     Net loss before benefit for
          income taxes                                       (5,091,661)               (1,755,131)

Benefit for income taxes                                        -0-                       649,398
                                                           ------------              ------------

     Net loss                                              $ (5,091,661)             $ (1,105,733)
                                                           ============              ============

     Net loss per common share- basic                           $(1.26)                    $(0.32)
                                                           ============              ============

     Net loss per common share- diluted                         $(1.26)                    $(0.32)
                                                           ============              ============


Weighted average common shares outstanding                    4,056,864                 3,466,634
                                                           ============              ============

Weighted average common shares outstanding
    with dilutive securities                                  4,056,864                 3,466,634
                                                           ============              ============



   See accompanying notes to the condensed consolidated financial statements.

BLACK WARRIOR WIRELINE CORP. AND SUBSIDIARY
CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
For the six months ended June 30, 1999 and June 30, 1998



                                                          June 30, 1999             June 30, 1998
                                                             (Unaudited)               (Unaudited)

Cash used in operations:                                     $ (663,514)             $ (1,130,129)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment            (883,977)               (5,520,789)
     Proceeds from sale of property, plant and equipment         30,400                    71,000
     Acquisition of business, net of cash acquired                                       (603,322)
                                                             ----------                ----------
Cash used in investing activities:                             (853,577)               (6,053,111)

Cash flows from financing activities:
     Debt issuance costs                                       (152,086)                 (467,521)
     Proceeds from bank and other borrowings                  3,149,371                 1,941,947
     Principal payments on long-term debt, notes payable
         and capital lease obligations                         (694,984)               (1,064,316)
     Net (payments) proceeds on working revolver             (1,616,040)                3,333,441
     Proceeds from issuance of common stock, net
         of offering costs                                                              3,718,355
                                                             ----------                ----------
 Cash provided  by financing activities:                        686,261                 7,461,906

Net (decrease) increase in cash and cash equivalents           (830,830)                  278,666
Cash and cash equivalents, beginning of period                1,041,242                   435,845
                                                             ----------                ----------

Cash and cash equivalents, end of period                     $  210,412                $  714,511
                                                             ==========                ==========

Supplemental disclosure of cash flow information:

       Interest paid                                         $  778,020                $  718,208
                                                             ==========                ==========

Supplemental disclosure of  noncash investing and financing activities:
     Notes payable incurred in connection with
           business acquisition                                                      $ 19,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant & equipment             $ 107,527                 $ 111,562
     Stock warrants issued in conjunction with notes payable  $  20,750 to related party
     Stock issued as compensation                             $ 914,807
     Stock issued as consideration for purchase of business   $  65,000



   See accompanying notes to the condensed consolidated financial statements.

                   BLACK WARRIOR WIRELINE CORP. AND SUBSIDARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. and subsidiary (the "Company"). Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's violations of various covenants in its loan agreements with its principal secured lender, its working capital deficiency, operating losses and its lack of liquidity, raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 17 of the Company's Annual Report on Form 10KSB for the year ended December 31, 1998, and the related report of independent accountants dated March 19, 1999 which contains a paragraph referring to these uncertainties. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling and downhole surveyor services, and (c) workover services. The Company's recent growth has been principally the result of seven acquisitions completed since November 1996, including two acquisitions in 1998.

         On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc., ("Phoenix") the assets of its domestic oil and gas well directional drilling and downhole survey service business ("Phoenix Acquisition") for approximately $19 million. For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price of the Phoenix Acquisition over net assets acquired, goodwill, approximated $2.76 million and was being amortized over twenty-five years.

         During  the  fourth   quarter  of  1998,   the  Company   assessed  the
recoverability of long-lived assets, which includes assets purchased in the Phoenix Acquisition. The Company concluded the goodwill and certain inventories and property, plant and equipment related to its directional drilling business were impaired. As a result of this impairment, the Company recorded an impairment charge of approximately $11.1 million in the fourth quarter of 1998. This impairment charge included reducing the goodwill associated with the Phoenix Acquisition to $0, as well as the writedown of certain inventories and property, plant and equipment. Of the $11.1 million writedown, $5.76 million was related to the Phoenix Acquisition goodwill and fixed assets. See Note 19 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         The following table presents unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 as if the acquisitions above had occurred at the beginning of the period presented. The pro forma summary information does not necessarily reflect the consolidated results of operations as they actually would have been if the acquisitions had occurred at the beginning of the period presented. The unaudited consolidated results of operations for the six months ended June 30, 1999 are presented for comparative purposes as both acquisitions are included in the consolidated operating results of this period.

                                     Six Months Ended           Six Months Ended
                                        June 30, 1999              June 30, 1998
                                         (Unaudited)                (Unaudited)

Revenues                               $ 13,333,698               $  23,893,839
Loss before income tax effect          $ (5,091,661)              $  (1,914,211)
Net loss                               $ (5,091,661)              $  (1,336,948)

Net loss per common share - basic      $      (1.26)              $       (0.35)
                                       ============               =============

Net loss per common share - diluted    $      (1.26)              $       (0.35)
                                       ============               =============


         The unaudited pro forma consolidated results include historical accounts of the Company and historical accounts of the acquired business and pro forma adjustments, including the amortization of the excess purchase price over fair value of net assets acquired, applicable tax effects, an increase in interest expense, and the increase in depreciation expense as a result of purchase price adjustments. The unaudited pro forma consolidated results do not include the impairment writedown that was recorded during the fourth quarter of 1998.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:



                                              For the Three Months                        For the Three Months
                                               Ended June 30, 1999                         Ended June 30, 1998
                                --------------------------------------------     -------------------------------------

                                     Loss            Shares         Per Share      Loss             Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator        Denominator      Amount
                                -------------      -----------      ---------    ---------        -----------     ---------
Net loss                         $(2,623,715)                                     $(1,256,410)
                                 ============                                     ============
BASIC EPS
Loss available to common
    shareholders                 $(2,623,715)        4,199,619      $ (0.62)      $(1,256,410)     3,873,235       $(0.32)
                                --------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities
DILUTED EPS
                                --------------------------------------------------------------------------------------------
Loss available to common
    shareholders                 $(2,623,715)        4,199,619      $ (0.62)      $(1,256,410)     3,873,235       $(.032)
                                --------------------------------------------------------------------------------------------

                                               For the Six Months                          For the Six Months
                                               Ended June 30, 1999                         Ended June 30, 1998
                                --------------------------------------------     -------------------------------------

                                     Loss            Shares         Per Share      Loss             Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator        Denominator      Amount
                                -------------      -----------      ---------    ---------        -----------     ---------

Net loss                         $(5,091,661)                                     $(1,105,733)
                                 ============                                     ============
BASIC EPS
Loss available to common
    shareholders                 $(5,091,661)        4,056,864      $ (1.26)      $(1,105,733)     3,466,634       $(0.32)
                                -------------------------------------------------------------------------------------------
Effect of dilutive securities
Stock warrants
Stock options
Convertible debt securities
Diluted EPS
Loss available to common
    shareholders                 $(5,091,661)        4,056,864      $ (1.26)      $(1,105,733)     3,466,634       $(0.32)
                                --------------------------------------------------------------------------------------------



         Options and warrants to purchase 19,559,474 and 4,711,000 shares of common stock at prices ranging from $1.31 to $8.01 were outstanding during the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

         Convertible debt instruments which would result in the issuance of 12,933,333 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 1999, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $1.50 per share and remained outstanding at June 30, 1999. Convertible debt instruments which would result in the issuance of 615,385, 625,985 and 1,818,182 shares of common stock, if the conversion features were exercised, were outstanding during each of the three month and six month periods ended June 30, 1998, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $3.25, $4.63 and $7.00, respectively and remained outstanding at June 30, 1998.

3.       INVENTORIES

         Inventories consist of tool components, subassemblies, and expendable parts and supplies used in all segments of the Company's operations. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

         On December 15, 1998, the Company entered into an agreement with Measurement Specialists, Inc.(MSI) to create an alliance between the two companies. This agreement contains an option for the Company to acquire MSI. Both the alliance and the option to purchase were to expire on April 15, 1999. The agreement was extended on April 15, 1999 through September 30, 1999. The alliance between the Company and MSI was effective December 1, 1998 and was created in order to pursue MSI, while the Company used the tools and equipment owned or leased by MSI, employees of the MSI, and the technology of MSI. During the term of the alliance, the Company rents equipment and survey components from MSI, with a monthly rental payment of $12,206. The agreement grants the Company the option to acquire substantially all of the assets of MSI. If the option is exercised, the Company agreed to pay MSI $74,982 in cash, 144,445 shares of common stock of the Company, all of which have been or will be issued to MSI as consideration for the option, and payment of the notes payable not to exceed $479,416. Under the original agreement, the owner of MSI would be employed by the Company for four months. If the option to purchase MSI is not exercised, then the employment agreement terminates. The shares issued through June 30, 1999 are reflected in Other Assets. If the option is exercised, this amount will be allocated to the purchase price of the assets.

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

         On July 9, 1998, Southwick Investments Inc. ("Southwick") commenced a lawsuit against the Company in the Superior Court of Fulton County, Georgia, based on a Professional Services Agreement dated March 26, 1997, entered into between Southwick and the Company pursuant to which Southwick was to develop and implement a plan for raising additional capital and provide certain financial advisory services. Southwick is seeking to be awarded damages in an unspecified amount for breach of contract and the loss in value to Southwick of an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $4.00 per share, together with court costs and attorney's fees. The Company moved to have this dispute resolved by arbitration under the rules of the National Association of Securities Dealers, Inc. which motion was granted. A hearing was held on August 4 and 5, 1999 before a panel of arbitrators; as of August 17, 1999 no award has been entered.

         The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the Company dated September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff and is included in notes payable to related parties on the balance sheet. The Company has filed an answer interposing defenses to the lawsuit and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or, the likelihood that the counterclaims intended to be asserted by the Company will be successful. The Company and the plaintiff are currently engaged in negotiations to resolve this litigation. There can be no assurance that these negotiations will be successful.

         The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $876,802 plus interest and attorney's fees. The Company has filed an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or whether the Company will be successful on its counterclaims.

         The Company is a defendant in a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking to recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $156,534 plus interest and consequential damages and attorney's fees. The Company has filed an answer in this litigation. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action.

         The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims, in the light nature of the claims asserted, the Company considers it likely that judgements may be entered against it in these actions. These amounts are included in accounts payable at June 30, 1999.

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

         The anticipated liabilities relating to the foregoing claims are believed to have been adequately recorded in the Company's financial statements.

5.       SEGMENT AND RELATED INFORMATION

         At June 30, 1999, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the three and six months ended June 30, 1999 included Collins and Ware Inc., Burlington Resources and Chevron USA.

         DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter an oil producing zone directionally, using specialised drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhance recoverability of oil. The second business unit engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the three and six months ended June 30, 1999 included Phillips Petroleum, Jones Energy, Arco Oil and Gas and Chesapeake Energy Corporation.

         WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the three and six months ended June 30, 1999 was Energen Resources.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1998. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 1999 and 1998 is as follows:





         Three months ended June 30, 1999
                                                                            WORKOVER
                                                      DIRECTIONAL             AND
                                  WIRELINE             DRILLING            COMPLETION            TOTAL
                               --------------------------------------------------------------------------

          Segment revenues     $  4,706,198         $  2,246,731          $  308,487         $  7,261,416
          Segment EBITDA       $    949,154         $     12,360          $   24,983         $    986,497





         Three months ended June 30, 1998
                                                                           WORKOVER
                                                      DIRECTIONAL            AND
                                    WIRELINE          DRILLING             COMPLETION            TOTAL
                                 --------------------------------------------------------------------------

          Segment revenues       $   2,467,167       $   7,426,523        $  353,740          $  10,247,430
          Segment EBITDA         $    (342,352)      $     688,833        $  (31,060)         $     315,421


         Six months ended June 30, 1999
                                                                           WORKOVER
                                                      DIRECTIONAL             AND
                                    WIRELINE          DRILLING             COMPLETION           TOTAL
                                 --------------------------------------------------------------------------

          Segment revenues       $   8,260,572       $   4,438,609        $ 634,517           $  13,333,698
          Segment EBITDA         $   1,032,937       $     (22,692)       $  76,280           $   1,086,525

          Six months ended June 30, 1998
                                                                          WORKOVER
                                                       DIRECTIONAL           AND
                                    WIRELINE           DRILLING           COMPLETION            TOTAL
                                 --------------------------------------------------------------------------

          Segment revenues       $   5,384,362       $  13,747,121        $ 781,970           $  19,913,453
          Segment EBITDA         $     223,871       $   1,843,095        $ (23,051)          $   2,043,915



The Company has certain expenses which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three and six months ended June 30, 1999 and 1998 is presented as follows:

Three months ended June 30:

                                                 1999                    1998
Total segment EBITDA                        $    986,497           $   315,421
Depreciation and amortization                 (1,138,553)           (1,246,109)
Unallocated corporate expense                 (1,638,277)             (479,608)
                                            ------------           ------------

     Loss from operations                   $ (1,790,333)          $(1,410,296)
                                            ============           ============

Six months ended June 30:

                                                1999                    1998
Total segment EBITDA                        $ 1,086,525            $ 2,043,915
Depreciation and amortization                (2,461,910)            (2,055,799)
Unallocated corporate expense                (2,050,315)              (648,646)
                                            ------------           ------------

     Loss from operations                   $(3,425,700)           $  (660,530)
                                            ============           ============

6.       RELATED PARTY TRANSACTIONS

         The Company opened a wireline facility in South Texas in January 1999 primarily to service a customer who has some common ownership with the Company. During the three and six months ended June 30, 1999, this customer accounted for approximately 17.7% and 43.7% of total revenues, respectively.

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of June 30, 1999, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

7.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

8.       ISSUANCE OF COMMON STOCK

         Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through June 30, 1999, the Company has issued or agreed to issue 144,445 shares of Common Stock to Measurement Specialists, Inc. ("MSI"). The securities have been agreed to be issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI.

         Commencing in April 1999, the Company offered to the subscribers in private sales of the Company's securities which occurred in March and April 1998 the right to receive one additional share of the Company's Common Stock for each share purchased in the private sale. In exchange, the subscribers were asked to release the Company from all claims arising out of subscribers' allegations that the Company breached its agreement to register under the Securities Act of 1933, as amended (the "Securities Act") the public offer and sale of the shares sold to the subscribers in 1998. Subscribers alleged that they were unable to liquidate their shares purchased as they had expected because of the breach of this agreement. The Company disputed the claim on the basis that it had timely filed a registration statement relating to the shares in accordance with the terms of the agreement. The registration statement remains on file but has not been declared effective under the Securities Act. The Company made the offer to the subscribers in order to resolve the matter. The offering terminated on May 28, 1999.

         Accordingly, during the quarter ended June 30, 1999, the Company issued 770,364 shares of Common Stock to the subscribers to its March and April 1998 private placements in consideration of their release of their claims based on the allegation that the Company breached its agreement to register the shares. Two subscribers who had purchased an aggregate of 2,000 shares in the 1998 private placements did not accept the offer. Management if of the opinion that if claims are presented by these shareholders, there would be no material impact on the company. No underwriter participated in the sale of the securities and no compensation was paid to any person in connection with soliciting the issuance of the shares. The shares of Common Stock were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) and Regulation D thereunder.

9.       DEFAULTS UPON SENIOR SECURITIES

         At June 30, 1999, the Company was not in compliance with certain general and financial covenants of its loan and security agreement with Fleet. Under the terms of the loan agreement, the breach of these covenants constitutes events of default and, at the option of Fleet, the obligations of the Company to Fleet are subject to being declared by Fleet to be immediately due and payable. Due to the indebtedness being callable at the discretion of Fleet and normal cross default provisions of all other debt, all of the Company's debt at June 30, 1999 has been classified as current on the consolidated balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The Company's consolidated results of operations are affected primarily by the extent of utilization of and rates paid for its services and equipment. Incremental demand for the Company's services is affected by the level of oil and natural gas well drilling activity and efforts by oil and gas producers to improve well production and operating efficiencies. Both short-term and long-term trends in oil and natural gas prices affect the utilization of the Company's services. Declines in 1998 and the first quarter of 1999 in the prevailing prices for oil and natural gas adversely impacted the Company's operations. These lower oil and gas prices have negatively impacted the Company's revenues for the three and six months ended June 30, 1999. In the second quarter of 1999, oil and gas prices have improved; however, management of the Company expects that prices for oil and gas will continue to be volatile and to affect the demand for and pricing of the Company's services. Future material declines in oil and gas prices or industry activity in the United States could have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

RESULTS OF CONSOLIDATED OPERATIONS. THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The following table sets forth the Company's revenues from its three principal lines of business for the three and six months ended June 30, 1999 and 1998:



                                                    Three Months Ended                   Six Months Ended
                                            ------------------------------------    -----------------------------
                                              6/30/99               06/30/98           6/30/99           6/30/98
-----------------------------------------------------------------------------------------------------------------
Wireline                                    $ 4,706,198          $   2,467,167      $  8,260,572      $ 5,384,362
Directional Drilling                          2,246,731              7,426,523         4,438,609       13,747,121
Workover and Completion                         308,487                353,740           634,517          781,970
                                            ---------------------------------------------------------------------
                                            $ 7,261,416           $ 10,247,430       $13,333,698      $19,913,453
                                            ===========           ============       ===========      ===========



         Total revenues decreased by approximately $2.9 million to approximately $7.3 million for the three months ended June 30, 1999 as compared to revenues of approximately $10.2 million for the three months ended June 30, 1998. Total revenues decreased by approximately $6.6 million to approximately $13.3 million for the six months ended June 30, 1999 as compared to revenues of approximately $19.9 million for the six months ended June 30, 1998. The Company's wireline revenues were adversely affected by reduced demand and downward pressure on pricing, however, this was more than offset by increased activity from wireline locations opened or acquired since July, 1998. The decrease in directional drilling revenues was also the result of reduced demand for the Company's services and downward pressure on pricing that primarily resulted from the decline in oil and gas prices in 1998 and early 1999. Revenues for Workover and Completion decreased due to decreased activity by the division's principle customer.

         Operating costs decreased by approximately $3.1 million for the three months ended June 30, 1999, as compared to the same period of 1998. Operating costs were 74.5% of revenues for the three months ended June 30, 1999 as compared with 82.9% of revenues in the same period in 1998. Operating costs decreased by approximately $4.8 million for the six months ended June 30, 1999, as compared to the same period of 1998. Operating costs were 82.9% of revenues for the six months ended June 30, 1999 as compared with 79.1% of revenues in the same period in 1998. The decrease was primarily the result of the lower overall level of activities in the three and six months ended June 30, 1999 compared with 1998. The increase in operating costs as a percentage of revenues for the six months ended June 30, 1999 compared to June 30, 1998 was primarily because of declining billing rates and equipment utilization, partially offset by the Companies cost reduction program, in the first quarter of 1999 compared to 1998. This increase was partially offset by the Company's cost reduction program. The decrease in operating costs as a percentage of revenues for the three months ended June 30, 1999 as compared to June 30, 1998 was primarily due to reduced operating costs pursuant to cost reduction measures the Company initiated in response to the reduced demand for the Company's services that primarily resulted from the decline in oil and gas prices in 1998 and the first quarter of 1999. Salaries and benefits decreased by approximately $2.3 million for the three months ended June 30, 1999, as compared to the same period in 1998, as the total number of employees decreased from 323 at June 30, 1998 to 226 at June 30, 1999. Salaries and benefits decreased by approximately $2.7 million for the six months ended June 30, 1999, as compared to the same period in 1998. This was due to layoffs and salary reductions that the Company initiated in response to the reduced demand for the Company's services that primarily resulted from the recent decline in oil and gas prices in 1998 and the first quarter of 1999.

         Selling, general and administrative expenses increased by approximately $586,000 from approximately $1.9 million in the three months ended June 30, 1998 to approximately $2.5 million in the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 18.7% in the three months ended June 30, 1998 to 34.5% in 1999, primarily as a result of an expense of $914,807 recognized in the second quarter of 1999 related to 770,364 common shares issued to certain persons who purchased shares of the Company's common stock at a price of $5.50 per share in private sales of the Company's securities which occurred in March and April 1998. These shares were issued in consideration of the release of certain claims asserted by these persons regarding alleged excessive delays in effecting the registration of their shares under the Securities Act of 1933, as amended, which allegedly prevented such persons from being able to liquidate their securities. Selling, general and administrative expenses increased by approximately $575,000 from approximately $2.8 million in the six months ended June 30, 1998 to approximately $3.3 million in the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 13.9% in the six months ended June 30, 1998 to 25.0% in 1999, primarily as a result of the $914,807 settlement cost recognized in the second quarter of 1999 as discussed above. Excluding the $914,807 settlement costs from selling, general and administrative expenses would have decreased selling, general and administrative expenses by $329,260 and $339,937 for the three and six months ended June 30, 1999 due to lower activity levels and the implementation of a cost reduction program.

         Depreciation and amortization decreased from approximately $1.2 million in the three months ended June 30, 1998, or 12.2% of revenues, to approximately $1.1 million in 1999 or 15.7% of revenues, primarily because of the lower asset base of depreciable properties and lower goodwill balance in the three month period ended June 30, 1999 over the same period in 1998. Depreciation and amortization increased from approximately $2.1 in the six months ended June 30, 1998, or 10.3% of revenues, to approximately $2.5 million in 1999 or 18.5% of revenues primarily due to the higher base of depreciable properties in the six month period ended June 30, 1999 over the same period in 1998. The asset base was higher during the six months ended June 30, 1999 primarily due to the Phoenix Acquisition which occurred on March 16, 1998.

         Interest expense and amortization of debt discount increased by approximately $146,000 for the three months ended June 30, 1999 as compared to the same period in 1998 and increased by approximately $555,000 for the six months ended June 30, 1999 as compared to the same period in 1998. This was directly related to the increased amounts of indebtedness outstanding in 1999, primarily a result of the Phoenix Acquisition that occurred in the first quarter of 1998. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         Net gain on sale of fixed assets was $1,737 compared to a net loss of $938 for the three months ended June 30, 1999 and 1998, respectively. Net loss on sale of fixed assets was $7,263 for the six months ended June 30, 1999 as compared to a net gain of $1,006 for the same period in 1998. Other income decreased by approximately $11,000 in three months ended June 30, 1999 as compared to the same period in 1998. Other income decreased by approximately $7,600 in the six months ended June 30, 1999 as compared to the same period in 1998.

         The Company had a loss before provision for income taxes of approximately $2.6 million and $5.1 million for the three and six months ended June 30, 1999, respectively, compared to a loss before provision for income taxes of approximately $2.1 million and $1.8 million for the three and six months ended June 30, 1998, respectively.

         Income tax benefit totaled $-0- for the three and six months ended June 30, 1999 as compared to income tax benefit of $833,017 and $649,398 for the three and six months ended June 30, 1998, respectively. These totals contain Federal and State deferred taxes as well as current amounts.

         The Company had a net loss of approximately $2.6 million and $5.1 million for the three and six months ended June 30, 1999, respectively, compared to a net loss of $1.3 million and $1.1 million for the three and six months ended June 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by Company operating activities was approximately $664,000 for the six months ended June 30, 1999 as compared to cash used of approximately $1.1 million for the same period in 1998. Investing activities used cash of approximately $854,000 during the six months ended June 30, 1999 for the acquisition of property, plant and equipment, including proceeds from the sale of fixed assets of approximately $30,000. During the six months ended June 30, 1998, investing activities used cash of approximately $6.1 million for the acquisition of property, plant and equipment and businesses, net of cash acquired, including proceeds of $71,000 from the sale of fixed assets. Financing activities provided net cash of approximately $686,000 from the proceeds from bank and other borrowings of approximately $3.2 million during the six months ended June

30, 1999 offset by principal payments on bank debt, other borrowings and capital leases of approximately $695,000, net payments on the working capital revolving loan of approximately $1.6 million and approximately $152,000 of costs related to debt issuance. For the same period in 1998 financing activities provided net cash of approximately $7.5 million from the net proceeds from the issuance of common stock of approximately $3.7 million, approximately $1.9 million from the proceeds from bank and other borrowings and net proceeds from the working capital revolving loan of approximately $3.3 million offset by principal payments on bank debt, other borrowings and capital lease obligations of approximately $1.1 million and approximately $467,000 of costs related to debt issuances.

         Cash at June 30, 1999 was $210,412 as compared with cash at June 30, 1998 of $714,511.

         During 1998 and the first half of 1999, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during the last half of 1998 and first half of 1999. While these conditions continued throughout much of the first quarter of 1999, prices for oil and natural gas were improving significantly in the second quarter of 1999. Management of the Company believes that an improvement in its revenues will be dependent upon a continuing period of stabilized pricing at levels similar to those of the second quarter of 1999 and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $15.5 million at June 30, 1999 owed to Fleet Capital Corporation ("Fleet') and GE Capital Corporation ("GECC"), other indebtedness of approximately $5.5 million, and $19.4 million owing to St. James Capital Partners, L.P. ("SJCP") and its affiliates. All of this indebtedness is shown as currently due and payable on the Company's consolidated balance sheet at June 30, 1999.

         Management's plans with respect to addressing its current financial situation include primarily the following:

o The Company is engaged in efforts to refinance its senior secured indebtedness which is intended to provide, among other things, more favorable terms and thereby improve liquidity. Negotiations with respect to refinancing this indebtedness are ongoing, however, no written commitments have been received from any prospective lenders.

o In July 1999, the Company entered into a forbearance agreement with its primary secured lender, Fleet Capital Corporation, which, among other things, permitted the Company to make reduced payments of principal to Fleet through August 31, 1999. In the event the Company is unsuccessful in refinancing this indebtedness by August 31, 1999, the Company intends to seek a further forbearance agreement with Fleet, however, there can be no assurance that such further forbearance agreement will be forthcoming.

o    The Company  has  continued  through the second  quarter of 1999 to further implement a cost reduction program first implemented in the last half of 1998 and intends to focus on cost reduction opportunities through 1999. These cost reductions have included, among other things, reductions in personnel, reductions in compensation levels and curtailment of expenditures. The Company continues to make personnel reductions and reduce expenditures to meet its current levels of activities. There can be no assurance that the Company will be successful in attracting new employees to replace discharged personnel at such time as its operations may require.

0 The Company is currently in negotiations to restructure a note payable to a former owner of Diamondback Directional, Inc.

         Management also intends to raise additional capital in conjunction with the foregoing plan, which may be either debt or equity capital or a combination thereof, which, together with the renegotiations of certain outstanding indebtedness, will be used to meet the Company's other current liquidity requirements. Management expects that, upon conclusion of the plan, its indebtedness owing to St. James Capital Corp. and its affiliates will be long-term or converted into equity securities.

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed in the second quarter of 1999, the foregoing plan together with the cost-reduction program implemented in 1998, which included reductions in personnel and salaries of existing personnel, closing and consolidating certain district offices, together with other cost-reduction activities, should enable the Company to operate without a further deterioration of its liquidity condition.

         Management of the Company is unable to assure that its efforts to implement the plan described above will be successful or state the terms under which or when the proposed transactions will be completed. In the event the Company is unsuccessful in raising additional capital and refinancing its currently due indebtedness, the Company believes that its operations will be significantly affected, including, possibly, the foreclosure by the Company's secured creditors against virtually all of the Company's assets. Under such circumstances, the Company's equity investors may loose their entire investment. Management expects that in order to complete such transactions substantial amounts of equity securities may be required to be issued which may materially dilute the Company's existing stockholders.

         With the exception of the option to acquire Measurement Specialists, L.L.C., the Company has no definitive agreements to acquire any additional companies. However, there can be no assurance that the Company will not acquire additional companies or assets in the future, or that any such acquisitions, if made, will be beneficial to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event such liabilities are imposed on the Company under theories of successor liability.

         The Company intends to fund its acquisitions using cash flow from its current operations as well as the possible proceeds from secured lending from banks or other institutional lenders and the private or public sale of debt and equity securities. Any such capital that is raised will be on terms yet to be negotiated and may be on terms that dilute the interests of current stockholders of the Company. Subject to the restrictions contained in the Company's existing loan agreement with Fleet or any successor lender, loans may be collateralized by all or a substantial portion of the Company's assets. There can be no assurance that the Company will raise additional capital when it is required or that the Company will have or be able to raise sufficient capital to fund its acquisition strategy.

YEAR 2000 COMPUTER ISSUES

         The Year 2000 computer issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions or operations.

         We initiated a comprehensive assessment of our information technology and non-information technology systems to ensure that our systems either will be unaffected by the year 2000 issue or will be upgraded to enable compliance with Year 2000 standards. In general, our information technology computer systems consist of our office computer network and financial management software. Our other computer systems, which are non-information technology, consist of certain office equipment and other systems associated with our oil and gas well service activities. We are also evaluating the Year 2000 compliance by our customers and suppliers to ascertain the potential impact on us of the extent of our customers and suppliers compliance with Year 2000 issues.

         We began an in-house assessment of our Year 2000 problem with respect to our information technology systems in the fall of 1998. Since that time, we have upgraded all of our financial management software to newer versions which are Year 2000 compliant. In addition, we have replaced nearly all of our information technology hardware so that this hardware is now Year 2000 compliant. To date the cost of the upgrade and of this software and hardware has been approximately $5,000.

         Additionally, we have assessed our non-information technology systems which consist primarily of embedded technology at our field offices and certain of the equipment used at wellsites. We believe that our non-information technology systems will be Year 2000 compliant by September 30, 1999 without any material cost.

         We are conducting an assessment of Year 2000 exposures related to our suppliers and customers. We have identified our key customers and suppliers and have requested information as to the Year 2000 compliance of such customers. With key vendors we have requested written assurances as to their Year 2000 compliance. In the event any of these vendors should become unavailable to provide goods or services to us, we believe there are alternate sources. Although no contingency plans or alternative sources have been developed to date, we will begin to formulate such plans as we ascertain the preparedness of our customers and suppliers. In the event any of our vendors should be Year 2000 noncompliant, we believe it is likely that we have no legal remedies against them.

         We anticipate that all of our internal systems and equipment will be Year 2000 compliant by the end of the third quarter of 1999. We believe that the total costs associated with modifying our existing systems will not have a material adverse effect on our results of operations or financial condition. Nonetheless, if all Year 2000 issues are not adequately assessed or if the necessary remedial efforts are not implemented on a timely basis, we may not be Year 2000 compliant which, in turn, could have a material adverse effect on our business, operating results of financial condition. In addition, our operations may be disrupted in the event our suppliers or service providers are not Year 2000 compliant and such failure could have a material adverse effect on our business, operating results or financial condition. We believe that the most likely worst-case scenario arising out of any possible Year 2000 non-compliance will relate to the operation of well site equipment. If this equipment should become inoperable for reasons related to its inability to be Year 2000 compliant, which is not presently anticipated, our operations and revenues could be materially adversely affected.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three or six months ended June 30, 1999.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis or Plan of Operations. Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the maintenance of current price levels for oil and gas, pricing in the oil and gas services industry, the ability of the Company to compete in the premium services market, the decisions by oil and gas producers to make commitments to engage in oil and natural gas well enhancements, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, the ability of the Company to successfully implement its business strategy, the ability of the Company to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and the ability of the Company to successfully address Year 2000 issues. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit served on the Company on May 10, 1999 instituted in the District Court, Montgomery County, Texas by Bendover Company (formerly known as Diamondback Directional, Inc.). In the action, the plaintiff is seeking to recover the sum of $3,070,301, plus interest, post-default interest and attorney's fees, on a promissory note of the

Company date September 1, 1997. The promissory note was executed by the Company in connection with the purchase of the assets of the plaintiff. The Company has filed an answer interposing defenses to the lawsuit and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action or the likelihood that the counterclaims intended to be asserted by the Company will be successful. The Company and the plaintiff are currently engaged in negotiations to resolve this litigation: there can be no assurance that these negotiations will be successful.

         The Company is a defendant in a lawsuit served on the Company on May 7, 1999 instituted in the District Court of Fort Bend County, Texas by Dreco, Inc. seeking to recover payment for goods and services allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum or $876,802 plus interest and attorney's fees. The Company has filed an answer in this action interposing defenses and asserting counterclaims. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in this action or whether the Company will be successful on counterclaims.

         The Company is a defendant in a lawsuit served on the Company on May 17, 1999 instituted in the District Court of Montgomery County, Texas by Thomas Tools, Inc. seeking to recover payment for tools allegedly provided by the plaintiff to the defendant. The plaintiff is seeking to recover the sum of $156,534 plus interest and consequential damages and attorney's fees. The Company has filed an answer in this litigation. The Company is unable to state at this time whether or not the plaintiff is likely to be successful in its action.

         The Company is a defendant in seven other lawsuits instituted by vendors and others seeking to recover an aggregate of approximately $135,000. Although the Company is seeking to resolve these claims asserted, the Company considers it likely that judgments may be entered against it in these actions.

         The Company receives demands from creditors for payment of outstanding payables, as well as other claims. These creditors may institute additional lawsuits against the Company. There can be no assurance that judgements may not be entered against the Company arising out of such lawsuits, if instituted.

         The anticipated liabilities relating to the foregoing claims are believed to have been adequately recorded in the Company's financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through June 30, 1999, the Company has issued or agreed to issue 144,445 shares of Common Stock to Measurement Specialists, Inc. ("MSI"). The securities have been agreed to be issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI.

         Commencing in April 1999, the Company offered to the subscribers in private sales of the Company's securities which occurred in March and April 1998 the right to receive one additional share of the Company's Common Stock for each share purchased in the private sale. In exchange, the subscribers were asked to release the Company from all claims arising out of subscribers' allegations that the Company breached its agreement to register under the Securities Act of 1933, as amended (the "Securities Act") the public offer and sale of the shares sold to the subscribers in 1998. Subscribers alleged that they were unable to liquidate their shares purchased as they had expected because of the breach of this agreement. The Company disputed the claim on the basis that it had timely filed a registration statement relating to the shares in accordance with the terms of the agreement. The registration statement remains on file but has not been declared effective under the Securities Act. The Company made the offer to the subscribers in order to resolve the matter. The offering terminated on May 28, 1999.

         Accordingly, during the quarter ended June 30, 1999, the Company issued 770,364 shares of Common Stock to the subscribers to its March and April 1998 private placements in consideration of their release of their claims based on the allegation that the Company breached its agreement to register the shares. Two subscribers who had purchased an aggregate of 2,000 shares in the 1998 private placements did not accept the offer. Management is of the opinion that if claims are presented by these shareholders, there would be no material impact on the company. No underwriter participated in the sale of the securities and no compensation was paid to any person in connection with soliciting the issuance of the shares. The shares of Common Stock were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) and Regulation D thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has outstanding secured indebtedness aggregating approximately $11.5 million under an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation ("Fleet") dated October 30, 1998. From time to time, including various times in 1999, the Company has not been in compliance with various covenants in the Loan Agreement. In July 1999, the Company and Fleet entered into a Second Forbearance Agreement, Second Amendment and Waiver to Loan and Security Agreement (the "Forbearance Agreement") whereby Fleet agreed, among other things, to forebear through August 31, 1999 taking action on defaults under the Company's Loan Agreement. Subject to the Company meeting certain conditions and complying with certain covenants, Fleet agreed to reduced payments of principal due on its loan during the months of July and August 1999. The instruments governing the Company's indebtedness to Fleet impose significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financing, make needed capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. Upon the end of the forbearance term (August 31, 1999), if the Company is unable to refinance the Fleet debt or agree to modified terms with Fleet, Fleet will have the right to elect to declare all of the funds borrowed to be immediately due and payable together with accrued and unpaid interest and to refuse to make additional advances under the revolving credit arrangement. In such event, there can be no assurance that the Company would be able to make such payment or borrow sufficient funds from alternative sources to make any such payment. If the Company was unable to repay all amounts declared due and payable under the Loan Agreement, Fleet could proceed against the collateral granted to satisfy the indebtedness and other obligations due and payable. This collateral includes substantially all of the Company's assets, not already pledged as collateral for other indebtedness of the Company. If the indebtedness owing to Fleet was to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Fleet would constitute a default under other indebtedness of the Company which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders. The Company is seeking to refinance its indebtedness owing to Fleet with another lender.

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

                          BLACK WARRIOR WIRELINE CORP.
                                 (Registrant)


Date:  August 19,  1999                        /S/  William L. Jenkins
                                    --------------------------------------------
                                                    William L. Jenkins
                                          President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                                  Accounting Officer)