Form 10KSB
period 1999-12-31
BLACK WARRIOR WIRELINE CORP
filed 2000-04-14
CIK 839871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999; or

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

                                 (662) 329-1047
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

     State Issuer's revenues for its most recent fiscal year: $29,293,373
     State the aggregate market value of the voting stock held by non-affiliates as of March 31, 2000:
              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $5,609,195 (Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.)
     Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE
          Outstanding at March 31, 2000: 7,478,927 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
No  documents  are  incorporated  by reference  into this Annual  Report on Form
10-KSB
            Transitional Small Business Issuer Format: |_| Yes |X| No

================================================================================

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas. The Company's principal lines of business include (a) wireline services, (b) directional drilling services , and (c) workover services. Since November 1996, the Company completed seven acquisitions, the most recent of which were the acquisitions of the drilling assets of Phoenix Drilling Services, Inc., in March 1998 and Petro Wireline in June 1998.

RECENT RECAPITALIZATION

     On January 24, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast") pursuant to which it is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan, an additional $2.0 million is a term loan, and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables. On February 15, 2000, the Company borrowed an aggregate of $15.6 million pursuant to the Loan Agreement. The proceeds were used to repay the Company's former senior secured lender in the amount of $13.5 million, to repay other indebtedness aggregating $1.5 million, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable. In addition, commencing on December 17, 1999 and during the first quarter of 2000, the Company sold to private investors $7.0 million principal amount of convertible promissory notes due on January 15, 2001 and warrants to purchase 28.7 million shares of Common Stock. All of the Company's remaining indebtedness is subordinate to Coast.

     During the first quarter of 2000, the Company executed a Compromise Agreement of Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,666 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum.

     Since October 1, 1999, the Company has resolved pending legal proceedings including, among others, lawsuits instituted by Bendover Company, Southwick Investments, Inc. Dreco, Inc., Thomas Tools, Inc., Greenspan and Saxon Industries, Inc.

WIRELINE SERVICES

     The Company's wireline logging service activities contributed revenues of $17.7 million (approximately 60.5% of revenues) in 1999, $11.6 million (approximately 33.7% of revenues) in 1998, and $9.5 million (approximately 55.7% of revenues) in 1997. At December 31, 1999, the Company owned 48 operational motor vehicle mounted wireline units, of which 31 are equipped with a state-of-the-art computer system, 6 are analog equipped and 11 are devoted exclusively to hoisting operations. In the third quarter of 1998, the Company commenced providing wireline services offshore to customers with operations in the Gulf of Mexico. As of December 31, 1999, the Company owned 6 operational cased-hole wireline units skid-mounted for offshore work, all of which are equipped with state of the art computers.

     Truck or skid-mounted wireline logging services are used to evaluate downhole conditions at various stages of the process of drilling and completing oil and gas wells as well as at various times thereafter until the well is depleted and abandoned. Such services are provided using a wireline unit equipped with an armored cable that is lowered by winch into an existing well. The cable lowers instruments and tools into the well to perform a variety of services and tests. The wireline unit's instrument cab contains electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the "logs" which define specific characteristics of each formation and to display the data received from downhole. The Company's wireline units are equipped with state-of-the-art computerized systems or analog equipment.

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

     Manufacturing. The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 1999, the Company manufactured for internal use three new wireline trucks and one new offshore wireline skids. The manufacturing facility also totally refurbished for internal use six wireline trucks and refurbished to a lesser extent one wireline truck. The Company also manufactured and sold to a third-party customer and three wireline skids.


DIRECTIONAL DRILLING SERVICES

     The Company's directional drilling services contributed revenues of $10.3 million (approximately 35.2% of revenues) in 1999, $21.3 million (approximately 61.9% of revenues) in 1998, and $5.9 million (approximately 34.8% of revenues) in 1997. The revenues realized in 1997 were primarily the result of the acquisition by the Company in October 1997 of Diamondback Directional, Inc. Prior thereto, the Company had no revenues from directional drilling services.

     Directional drilling is the intentional deviation of a well bore. The deviation is achieved by utilizing downhole motors and guidance equipment to move the well bore in a given direction and intersect a target formation at an angle up to horizontal.

     On March 16, 1998, the Company completed the acquisition of the domestic oil and gas well directional drilling and downhole survey service business, including the related operating assets, from Phoenix Drilling Services, Inc. This acquisition contributed to further increases in the Company's revenues from directional drilling services commenced by the acquisition of Diamondback Directional, Inc. in 1997. In addition, the Phoenix acquisition has enabled the Company to provide downhole survey services to the oil and gas industry.

     The Company's Multi-Shot division provides directional surveying services and directional surveying equipment to operators in the oil and gas industry. These services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and MWD (measurement while drilling). Management of the Company believes these services are state-of-the-art.

WORKOVER AND COMPLETION SERVICES

     These activities contributed revenues of $1.3 million (approximately 4.3% of revenues) in 1999, $1.5 million (approximately 4.4% of revenues) in 1998, and $1.6 million (approximately 9.5% of revenues) in 1997. These services are performed primarily on an hourly basis.

     Workover services include those operations performed on wells when originally completed and on wells previously placed in production and requiring additional work to restore or increase production. A completion or workover rig is used to position tubing, pumps and other production equipment in a cased hole. The unit is used for the initial completion of the well and subsequent workover and remedial service. A completion or workover rig is generally a four to six axle truck-mounted hoist unit with a 85 to 100 foot derrick capable of lowering and hoisting up to 300,000 pound loads.

OTHER SERVICES

     The Company also engages in other oil and gas well service activities including, primarily, the sale, rental and service of tools and equipment used in the oil field services industry and conducts tool and equipment inspection, maintenance and testing services. These activities are not deemed by management to be material.

PRINCIPAL CUSTOMERS AND MARKETING

     During the year ended December 31, 1999, two customers (Collins & Ware, Inc. and Burlington Resources) accounted for approximately 21.0% of the Company's net revenues while no single customer accounted for more than 10% of the Company's net revenues in 1998. During the year ended December 31, 1997, three customers accounted for a total of approximately 25.7% of the Company's net revenues.

     The Company does not have any long-term agreements with its customers, and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

     The Company's services are marketed by its executive officers and a sales staff of approximately eighteen persons working from its district offices. The Company relies extensively on its reputation in the industry to create customer awareness of its services.

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

     The Company maintains two policies totaling $2.0 million on the life of William L. Jenkins, its President and Chief Operating Officer, and maintains $1.0 million policies on the lives of each of Allen R. Neel, Executive Vice-President, Danny Ray Thornton, Vice President, and Alan Mann, Vice President. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." The benefits under such policies are payable to the Company.

COMPETITION

     Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oilfield services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. With the decline in 1998 and early 1999 in demand for oil and natural gas well services, competition has intensified. Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although price competition has been in the past a significant characteristic of the industry, the Company's ability to offer more technologically advanced services is believed by management to have reduced its exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

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

EMPLOYEES

     As of March 15, 2000, the Company employed approximately 266 persons on a full-time basis. Of the Company's employees, 23 are management personnel, 17 are administrative personnel and 226 are operational personnel. The Company also uses the services of approximately 40 to 50 independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 1. Description of Business - General," "- Principal Customers and Marketing," "--Operating Hazards and Insurance," "--Competition," and "--Regulations." "Item 6. Management's Discussion and Analysis or Plan of Operations - General," "-Twelve-Month Periods Ended December 31, 1999 and 1998", "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, to generate revenues and attain and maintain profitability and cash flow, improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to compete in the premium services market, the ability of the Company to redeploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, decline and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

     Substantial Indebtedness. At December 31, 1999, the Company's total indebtedness, inclusive of accrued interest, was approximately $46.4 million. After reflecting a refinancing of the Company's senior secured indebtedness and an additional $7.0 million of junior indebtedness borrowed in December 1999 and the first quarter of 2000, the Company had outstanding at February 29, 2000 total indebtedness of $49.5 million. The Company's level of indebtedness and the potential defaults thereunder pose substantial risk to the Company and the holders of its securities, including the possibility that the Company may not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness.

     Restrictions Imposed by Lenders; Secured Borrowing; Reliance on St. James. The Company has outstanding at February 29, 2000 senior secured indebtedness aggregating approximately $17.8 million under the Loan Agreement with Coast dated January 24, 2000. The Company's initial borrowings under the Loan Agreement were made on February 15, 2000, at which time it repaid in full all outstanding indebtedness to its prior senior secured lender and eliminated all defaults under its outstanding indebtedness. The instruments governing the Company's indebtedness to Coast impose significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. The collateral under the Loan Agreement includes substantially all of the Company's assets. If the Company were to default on its indebtedness owing to Coast and such indebtedness was accelerated, so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Coast would constitute a default under other indebtedness of the Company which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders.

     Principal and interest under the Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's obligations under the Loan Agreement, subject to certain limitations. The guaranty of St. James is backed by a pledge of certain securities owned by it, subject to certain limitations. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and the accuracy of the Company's representations and warranties in the Loan Agreement.

     By virtue of such guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from St. James Capital Partners, L.P. ("SJCP") and SJMB, L.L.C ("SJMB"), as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligation to Coast, and such persons have advised the Company of their willingness and ability to meet such obligations. Mr. Underbrink's liability is limited to no more than $5.0 million. Such persons have further advised the Company of their willingness and ability to support the Company's operations at least through January 2, 2001 and in that connection have waived any default that may occur on indebtedness owing to them through April 12, 2000. Without material improvement in the Company's revenues, the Company may be substantially dependent upon the continuing support of SJCP and SJMB during 2000 to fund its ongoing obligations.

     Fluctuations in Levels of Prices for Oil and Natural Gas; Recent Business Environment. The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the Company's control.

     Crude oil prices experienced record low levels in 1998, trading below $15/bbl for most of the year and averaging only $14.41/bbl - the lowest yearly average recorded since 1983 and down over 30 percent from prior-year levels. Prices were lower due to increased supply from renewed Iraqi exports, increased OPEC and non-OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn and a generally warmer than normal winter. U.S. natural gas weakened in 1998 compared to the prior year periods, also due to abnormally warm winter weather. In response to lower oil prices which continued into 1999, oil companies cut upstream capital spending, particularly in the second half of 1998.

     As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1997 and 1996, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Recent increases since mid-1999 in prices for oil and natural gas have led industry analysts to believe there will be a resultant increase in demand for oil and natural gas well services. There can be no assurance that the Company will experience any material increase in the demand for and utilization of its services.

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

     In 1998, the Company experienced a large decline in demand for its services as a result of a large decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

     The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively.

     Substantial Dilution; Possible Defaults on Obligations. The Company has outstanding as of February 29, 2000, common stock purchase warrants, options and convertible securities entitled to purchase or be converted into an aggregate of 99,116,011 shares of the Company's Common Stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 7,478,927 shares of Common Stock issued and outstanding on February 29, 2000, would represent 7.0% of the shares outstanding on a fully diluted basis.

     As of February 29, 2000, the Company's Certificate of Incorporation permits it to issue up to 12,500,000 shares of Common Stock. Accordingly, the Company has an insufficient number of shares of Common Stock authorized for issuance in the event all its outstanding warrants and options were exercised in full and convertible securities fully converted. The Company's loan agreement dated
February 18, 1999 with SJMB, an affiliate of SJCP, provides that the Company shall, at or before its next annual meeting of shareholders, secure an amendment to its Certificate of Incorporation to increase the number of shares that the Company is authorized to issue to a number sufficient to authorize the issuance of its current outstanding shares and all shares that are issuable upon conversion of the Company's outstanding shares and all shares that are issuable upon conversion of the Company's outstanding convertible notes and exercise of any warrants or options to purchase Common Stock. Pursuant to this provision, the Company intends to submit to a vote of its shareholders at its next annual meeting a proposal to increase the number of shares of Common Stock authorized to 150 million shares. Approval of this amendment will require the favorable vote of the holders of a majority of the shares of Common Stock issued and outstanding. Management believes it will be able to obtain the required shareholder approval.

     The failure of the shareholders of the Company to approve the amendment of the Certificate of Incorporation will constitute a breach of the Company's agreement with SJMB and, if such default remains uncured for 45 days, constitute an Event of Default under the Company's $2.5 million promissory note held by SJMB. Under those circumstances, the principal of the note and all accrued interest would become automatically immediately due and payable. Such default would also constitute a default under all of the Company's other indebtedness owing to SJCP and its affiliates, aggregating $20.9 million as of February 29, 2000, as well as a default under the Company's borrowings from Coast. Accordingly, an aggregate of $38.7 million of the Company's indebtedness would be in default and would entitle the creditors to foreclose on substantially all of the Company's assets.

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

     Dependence on Major Customers. Historically, a large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 1999, two customers (Collins & Ware, Inc. and Burlington Resources) accounted for approximately 21.0% of the Company's revenues. A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

     Substantial Control by Principal Investor. As of February 29, 2000, SJCP, including certain of its affiliated entities and partners, collectively referred to as ("St. James") held promissory notes of the Company convertible into 26,866,667 shares of Common Stock and held warrants to purchase an additional 36,145,276 shares of Common Stock. Upon conversion of the notes and exercise of the warrants, St. James would hold an aggregate of 63,011,943 shares representing 89.4% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

     Competition. The wireline, directional drilling, workover and well servicing industry is a intensely competitive and cyclical business. A number of large and small contractors provide competition in all areas of the Company's business. The wireline service trucks and other equipment used is mobile and can be moved from one region to another in response to increased demand. Many of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment.

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

     Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny R. Thornton, Vice-President, Wireline Operations, Alan W. Mann, Vice-President, Diamondback Directional, Gary
J. Vaughn, Vice-President, Multi-Shot, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through December 2001) and Thornton and Neel (through April 1, 2003), and has purchased "key-man" life insurance with respect to each of such persons.

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

ITEM 2. PROPERTIES

     The Company leases 3,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on September 30, 2001 for its executive offices. The monthly rental is $1,900, plus electric and gas utilities.

     The Company also maintains an approximately 787 square foot office in Conroe, Texas used for executive offices. These offices are leased for a rental of $1,049 per month pursuant to a lease expiring October 1, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:


                                                                      BID PRICES
                                                   ---------------------------------------------------
                             1998                           HIGH                      LOW
              ----------------------------------------------------------------------------------------
              First Quarter                                $8.00                     $5.88
              Second Quarter                               $9.34                     $5.00
              Third Quarter                                $5.75                     $2.38
              Fourth Quarter                               $2.69                     $0.88

                                                                       BID PRICES
                                                   ---------------------------------------------------
                              1999                           HIGH                      LOW
                ---------------------------------- ------------------------- -------------------------
                First Quarter                               $2.50                     $1.00
                Second Quarter                              $1.25                     $0.88
                Third Quarter                               $1.56                     $0.81
                Fourth Quarter                              $1.00                     $0.25

                                                                       BID PRICES
                                                   ---------------------------------------------------
                              2000                           HIGH                      LOW
                ---------------------------------- ------------------------- -------------------------
                First Quarter                               $0.88                     $0.38

     The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On March 30, 2000, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.75.

     As of April 6, 2000, the Company had approximately 445 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. Much of the activity increase from the exploration and production side of the industry during the latter half of 1999 was in the area of infield recovery of properties shut-in as a result of depressed commodity prices. These infield recovery efforts were those that would provide the least capital expenditure, least risk of capital and would result in a more rapid improvement of cash flow streams due to higher commodity pricing. With the continued increase of commodity prices and anticipated price stability along with the Company's debt refinancing, the Company believes it is positioned to experience an increase in demand for its services due in large part to the broad base of services offered. While the aforementioned factors are expected to continue to increase the Company's revenues, there can be no assurance that the Company will experience any material increase in the demand for and utilization of its services.

         The following table sets forth the Company's revenues from its three principal lines of business for each of the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                1999                      1998                      1997
------------------------------------- ------------------------- ------------------------- --------------------------
Wireline Services                             $ 17,727                   $11,592                   $ 9,513

Directional Drilling                            10,310                    21,311                     5,932
Workover and Completion                          1,256                     1,533                     1,618

                                      ------------------------- ------------------------- --------------------------
                                              $ 29,293                   $34,437                   $17,063
                                      ========================= ========================= ==========================

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

     Revenues decreased by $5.1 million or 14.9% to $29.3 million for the year ended December 31, 1999 as compared to revenues of $34.4 million for the year ended December 31, 1998. Wireline services revenues increased by $6.1 million in 1999 primarily because of the acquisition of Petro Wireline, the Company's establishment of an offshore wireline operation and a new onshore wireline facility at Minden, Louisiana and Corpus Christi, Texas. Directional drilling revenues decreased as a consequence of the general level of oil and natural gas well drilling activity which remained depressed for most of 1999.

     Operating costs decreased by $7.7 million for the year ended December 31, 1999, as compared to 1998. This decrease was due primarily to a combination of the Company's cost reduction program and the reduced demand for the Company's services. Salaries and benefits decreased by $3.9 million for 1999 as compared to 1998. This was due primarily to the Company's cost reduction program implemented in 1998 and continuing through 1999. Operating costs as a percentage of revenues decreased to 77.8% in 1999 from 88.5% in 1998 primarily because of the cost reduction program implemented in 1998.

     Selling, general and administrative expenses decreased by approximately $1.2 million from $7.5 million in 1998 to $6.3 million in 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 21.6% in 1998 to 21.4% in 1999, primarily as a result of the revenue level generated in 1999 and the cost reduction program implemented in 1998.

     Depreciation and amortization increased from $4.8 million in 1998, to $5.0 million in 1999, primarily because of the higher asset base of depreciable properties in 1999 over 1998 due to the inclusion of a full year's depreciation on the assets associated with the Phoenix and Petro-Log acquisitions and operations in Houma, Louisiana.

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

     In 1998, the Company experienced a large decline in demand for its services as a result of a large decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

     The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively.


     Interest expense and amortization of debt discount increased by $0.6 million for 1999 as compared to 1998. This was directly related to the increased amounts of indebtedness outstanding incurred to finance acquisitions completed in 1998.

     Net gain or loss on sale of fixed assets decreased in 1999 to a net loss of $7,000 from a $155,000 net gain in 1998. Other income increased by $45,000 in 1999.

     Income tax benefit was $0 million in 1999 compared to $1.1 million for 1998. The income tax benefit arises out of the Company's net losses for the year. See "Note 10 of Notes to Consolidated Financial Statements."

     The Company's net loss for 1999 was $8.0 million. The Company's loss was primarily attributable to declines in demand for the Company's services and equipment utilization which arose in 1998 and continued into the first half of 1999 resulting from the declines in prices for oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in Company operating activities was $517,000 for the year ended December 31, 1999 as compared to cash used in operating activities of $826,000 for the year ended December 31, 1998. Investing activities of the Company used cash of $1.8 million during the year ended December 31, 1999 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of fixed assets of $35,000. During the year ended December 31, 1998, acquisitions of property, plant and equipment and other businesses used cash of $6.5 million offset by proceeds of $296,000 from the sale of fixed assets. Financing activities provided cash of $6.9 million from the net proceeds from the issuance of convertible notes and warrants and other borrowings during the year ended December 31, 1999 offset by principal payments on long-term notes and capital lease obligations and loan origination costs of $3.2 million. During the year ended December 31, 1998, the sale of convertible notes and warrants, the sale of common stock and other borrowings resulted in proceeds of $10.4 million offset by principal payments on long-term debt and capital lease obligations and loan origination costs of $2.7 million.

     During the year ended December 31, 1999, the Company expended $108,000 for the acquisition of property, plant and equipment financed under capital leases and notes payable. During the year ended December 31, 1998, the Company expended $898,000 for the acquisition of property, plant and equipment financed under capital leases and notes payable and incurred an additional $20.2 million of notes payable in connection with the acquisition of businesses.

     During 1998 and 1999, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during 1999. Management of the Company believes that an improvement in its revenues will be dependent upon a continuing period of improved pricing and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $18.9 million at December 31, 1999, other indebtedness of approximately $3.6 million, and $20.9 million owing to SJCP and its affiliates.

Coast Business Credit Loan and Security Agreement

     On January 24, 2000, the Company entered into the Loan Agreement with Coast pursuant to which it is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan (the "Equipment Loan"), an additional $2.0 million is a term loan (the "Installment Loan"), and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month during the period ending February 28, 2001, and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization during a month minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000, and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above. The Loan Agreement ceases to be in effect on February 28, 2003, provided, however, the Loan Agreement will automatically renew for additional terms of one year unless either party elects not to renew the term. In the event the Loan Agreement is not renewed on February 28, 2003, or at the end of any renewal term thereafter, all borrowings then outstanding under the Loan Agreement are then due and payable.

     On February 15, 2000, the Company borrowed an aggregate of $15.6 million pursuant to the Loan Agreement. The proceeds were used to repay the Company's former senior secured lender in the amount of $13.5 million, to repay other indebtedness aggregating $1.5 million, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable.

     The Equipment Loan and the Installment Loan bear interest at the prime rate, as defined, plus 2% per annum, and the Receivables Loan bears interest at the prime rate, as defined, plus 1% per annum. The Company's obligations under the Loan Agreement are collateralized by a senior lien and security interest in substantially all of the Company's assets. Principal and interest under the Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's obligations under the Loan Agreement, subject to certain limitations. The guaranty of St. James is backed by a pledge of certain securities owned by it, subject to certain limitations. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and the accuracy of the Company's representations and warranties in the Loan Agreement.

     By virtue of such guarantees, in the event of a default under the Company's loan agreement with Coast, Coast may seek to collect from SJCP and SJMB, as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligation to Coast, and such persons have advised the Company of their willingness and ability to meet such obligations. Mr. Underbrink's liability is limited to no more than $5.0 million. Such persons have further advised the Company of their willingness and ability to support the Company's operations at least through January 2, 2001 and in that connection have waived any default that may occur on indebtedness owing to them through April 12, 2000. Without material improvement in the Company's revenues, the Company may be substantially dependent upon the continuing support of SJCP and SJMB during 2000 to fund its ongoing obligations.

     Based on the guarantee of the debt and the willingness and ability to support the Company's operations, the Company's financial statements have been prepared on a going concern basis. Absent this guarantee and support, there would be substantial doubt about the Company's ability to continue as a going concern.

     Events of default under the Loan Agreement include (i) any warranty, representation, statement, report or certificate delivered to Coast by the Company being untrue or misleading, (ii) the failure of the Company to pay when due any loans under the Loan Agreement or any other monetary obligation under the Loan Agreement, (iii) the total of the Company's loans outstanding exceeding the Company's maximum borrowing limit under the Loan Agreement, (iv) the breach of various covenants and obligations of the Company under the Loan Agreement,
(v) the insolvency or business failure of the Company or the commencement of any reorganization or bankruptcy proceedings, (vi) a change of control of the Company without Coast's consent, (vii) the inability of the Company to pay its debts as they come due, and (viii) certain other events. Upon such an event of default, Coast may cease making loans to the Company and accelerate the due date of all indebtedness outstanding under the Loan Agreement.

     The Company is obligated to fulfill various affirmative and negative covenants contained in the Loan Agreement. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on the closing date under the Loan Agreement and increasing quarterly thereafter by 80% of the Company's net income for the quarter, have a debt service coverage ratio of 1.25 to 1.00 quarterly, commencing March 31, 2000, and have actual revenue and EBIDTA of no less than 80% of an amount projected by the Company. Negative covenants prohibit the Company, without Coast's consent, from merging or consolidating with another entity; acquiring assets, subject to certain exceptions; entering into any other transaction outside the ordinary course of business; selling any assets except in the ordinary course of business; restrictions on the disposition of inventory; loaning money, subject to certain exceptions; incurring indebtedness outside the ordinary course of business which has a material adverse effect on the Company; paying or declaring any dividend or making any other distributions; or a change in the Company's capital structure that has a material adverse effect on it.

     At the closing of its initial borrowings, the Company paid a loan fee of 2% of the maximum amount able to be borrowed under the Loan Agreement and is obligated to pay an annual fee of 0.5% of such amount. In addition, the Company is obligated to pay a facility fee of $15,000 each quarter and an unused facility fee of 0.375% of the undrawn portion of the maximum amount able to be borrowed. In the event of the sale or transfer of substantially all the assets or ownership interests in the Company prior to February 28, 2003, Coast is entitled to a success fee of $250,000. In the event the Loan Agreement is terminated by the Company prior to February 15, 2001, Coast is entitled to a fee of $750,000 and of $500,000 thereafter, provided, if the termination occurs at any time as a result of the sale of substantially all the Company's assets or a controlling interest in the Company and the indebtedness to Coast is repaid, the fee will be $500,000.

     Private Sale of $7.0 Million of Notes and Warrants

     Commencing on December 17, 1999 and during the first quarter of 2000, the Company sold $7.0 million principal amount of convertible promissory notes (the "Notes") due on January 15, 2001 and warrants ("Warrants") to purchase 28.7 million shares of Common Stock. The Notes and Warrants were purchased by 47 "accredited investors," (the "Purchasers") as defined in Regulation D under the Securities Act of 1933, as amended. Payment of principal and interest on the Notes is collateralized by substantially all the assets of the Company, subject, however, to the terms of a subordination agreement between the Purchasers and Coast. The Notes bear interest at 10% per annum through September 30, 2000 and thereafter at the rate of 15% per annum and are convertible into shares of the Company's Common Stock at a conversion price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares were issued. The Warrants are exercisable at a price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares were issued and the number of shares issuable is adjusted upward. The shares issuable on conversion of the Notes and exercise of the Warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Notes contain various affirmative and negative covenants, including, among others, a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the Purchasers. Events of default under the Notes include, among other events, (i) a default in the payment of principal or interest on the Notes; (ii) a default in the performance of any covenant of the Note Purchase Agreement or other agreement entered into in connection therewith and the failure to cure such default; (iii) any representation or warranty of the
Company in the Note Purchase Agreement or other agreement entered into in connection therewith being untrue in any material respect and such default remains uncured; (iv) the Company defaults in the payment when due or by acceleration of any other indebtedness having an aggregate principal amount outstanding in excess of $100,000 and such default remains uncured; (v) a judgment for the payment of money in excess of $100,000 is entered against the Company; and (vi) the commencement of certain bankruptcy or insolvency proceedings. If an event of default occurs, the Notes may become immediately due and payable.

INFLATION

     The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 1999.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     BLACK WARRIOR WIRELINE CORP.
     FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 1999, 1998, 1997




     Consolidated Financial Statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages of this Item 7 of this Annual Report on Form 10-KSB, as listed below:

         Report of Independent Accountants for the Years Ended
         December 31, 1999, 1998 and 1997................................... F-1

         Consolidated Balance Sheets as of
         December 31, 1999 and 1998......................................... F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997................................... F-3

         Consolidated Statements of Stockholders' Equity (Deficit) for the
         Years Ended December 31, 1999, 1998 and 1997....................... F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997................................... F-5

         Notes to Consolidated Financial Statements......................... F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
Black Warrior Wireline Corp.
Columbus, Mississippi

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' (deficit), and cash flows present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

March 17, 2000, except as to the first paragraph of Note 18, which is as of April 12, 2000

BLACK WARRIOR WIRELINE CORP.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                           1999             1998
                                                                                     ---------------  ---------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                                           $ 2,425,808      $ 1,041,242
    Short-term investments                                                                   50,000           50,000
    Accounts receivable, less allowance of $1,006,068 and $2,157,421, respectively        4,971,251        3,596,004
    Prepaid expenses                                                                        175,268          110,579
    Other receivables                                                                       146,392          236,273
    Other current assets                                                                    526,884          498,812
                                                                                     ---------------  ---------------
        Total current assets                                                              8,295,603        5,532,910
Land and building, held for sale                                                            400,000          400,000
Inventories                                                                               4,285,206        4,278,601
Property, plant, and equipment, less accumulated depreciation                            19,457,361       22,628,601
Other assets                                                                                604,649          539,537
Goodwill, less accumulated amortization of $361,714 and $215,678, respectively            3,289,165        3,435,201
                                                                                     ---------------  ---------------
        Total assets                                                                   $ 36,331,984     $ 36,814,850
                                                                                     ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                                    $ 6,936,572      $ 5,964,266
    Accrued salaries and vacation                                                           249,296           91,275
    Accrued interest payable                                                              3,027,901        1,527,674
    Other accrued expenses                                                                  777,598          826,366
    Deferred revenue                                                                        100,000          155,016
    Notes payable to related parties                                                      3,041,234       20,662,890
    Current maturities of long-term debt and capital lease obligations                    8,391,346       18,923,719
                                                                                     ---------------  ---------------
        Total current liabilities                                                        22,523,947       48,151,206
Notes payable to related parties                                                         21,412,356
Long-term debt and capital lease obligations, less current maturities                    10,542,555
                                                                                     ---------------  ---------------
        Total liabilities                                                                54,478,858       48,151,206
                                                                                     ---------------  ---------------

Commitments and contingencies (Notes 6, 7, 14, 15, and 19)

Stockholders' (deficit):
    Preferred stock, $.0005 par value, 2,500,000 shares authorized none issued at December 31, 1999

    Common stock,  $.0005 par value,  12,500,000  shares  authorized in 1999 and
      1998, respectively; 4,812,260 and 3,897,451 shares
      issued at December 31, 1999 and 1998, respectively                                      2,406            1,948
    Additional paid-in capital                                                           13,316,081       12,107,551
    Accumulated deficit                                                                 (30,881,968)     (22,862,462)
    Treasury stock, at cost, 4,620 shares at December 31, 1999 and 1998                    (583,393)        (583,393)
                                                                                     ---------------  ---------------
        Total stockholders' (deficit)                                                   (18,146,874)     (11,336,356)
                                                                                     ---------------  ---------------
        Total liabilities and stockholders' (deficit)                                  $ 36,331,984     $ 36,814,850
                                                                                     ===============  ===============

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                   1999               1998              1997
                                                              ----------------  -----------------  ----------------
Revenues                                                         $ 29,293,373      $  34,436,553      $ 17,062,542

Operating costs                                                    22,788,586         30,484,788        12,247,630

Selling, general, and administrative expenses                       6,258,365          7,453,547         2,191,785

Depreciation and amortization                                       5,008,078          4,815,955         1,442,635

Loss from impairment of goodwill, inventories,
    and property, plant, and equipment (Notes 2 and 20)                               11,100,000
                                                              ----------------  -----------------  ----------------
      Income (loss) from operations                                (4,761,656)       (19,417,737)        1,180,492

Interest expense and amortization of debt discount                 (3,484,999)        (2,867,575)         (609,430)

Net (loss) gain on sale of fixed assets                                (7,263)           154,986            25,584

Other income                                                          106,741             61,948            72,642
                                                              ----------------  -----------------  ----------------

      Income (loss) before provision (benefit) for income
        taxes                                                      (8,147,177)       (22,068,378)          669,288

Provision (benefit) for income taxes                                                  (1,051,698)          222,041
                                                              ----------------  -----------------  ----------------

      Income (loss) before extraordinary gain                      (8,147,177)       (21,016,680)          447,247

Extraordinary gain on extinguishment of debt, net of
    income taxes of $0 (see Note 13)                                  127,671
                                                              ----------------  -----------------  ----------------

      Net income (loss)                                          $ (8,019,506)     $ (21,016,680)      $   447,247
                                                              ================  ================== ================


    Net income (loss) per common share - basic                     $    (1.81)       $     (5.86)        $     .18
                                                              ================  ================== ================


    Net income (loss) per common share - diluted                   $    (1.81)       $     (5.86)        $     .14
                                                              ================  ================== ================

Weighted average common shares outstanding                          4,424,035          3,589,235         2,533,650
                                                              ================  ================== ================
Weighted average common shares outstanding
    with dilutive securities                                        4,424,035          3,589,235         3,759,756
                                                              ================  ================== ================

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------



                                                                                            COMMON
                                       COMMON STOCK                                          STOCK           TREASURY STOCK
                                  ------------------------    PAID-IN      ACCUMULATED       TO BE       -----------------------
                                    SHARES      PAR VALUE     CAPITAL        DEFICIT        ISSUED        SHARES       COST
                                  -----------   ----------  -------------  -------------  ------------   ---------  ------------
Balance, December 31, 1996         2,185,216    $   1,093   $  5,133,087   $ (2,293,029)                   4,620   $  (583,393)

Shares issued in consider-
    ation for consulting
    services                          65,000           32        136,461

Shares issued for
    acquisitions                     672,538          336      2,239,664

Shares to be issued in
    connection with
    acquisition (133,333 shares)                                                           $  280,000

Issuance of warrants                                              69,550

Shares issued from exercise
    of warrants                       67,500           34        134,966

Stock option plan
    compensation expense                                          31,225

Net income for the year ended
    December 31, 1997                                                           447,247
                                  -----------   ----------  -------------  -------------  ------------   ---------  ------------
Balance, December 31, 1997         2,990,254        1,495      7,744,953     (1,845,782)      280,000       4,620      (583,393)

Shares issued in private
    placement                        596,000          298      3,035,268

Shares issued in private
    placement                        176,364           88        902,012

Shares issued in connection
    with prior year acquisition      133,333           66        279,934                     (280,000)

Shares issued from exercise of
    warrants                           1,500            1          2,999

Issuance of warrants                                             142,385

Net loss for the year ended
    December 31, 1998                                                       (21,016,680)
                                  -----------   ----------  -------------  -------------  ------------   ---------  ------------
Balance, December 31, 1998         3,897,451        1,948     12,107,551    (22,862,462)           --       4,620      (583,393)

Shares issued to individuals in
    settlement of potential
    litigation                       770,364          386        914,421

Shares issued in connection
    with acquisition                  94,445           47         64,884


Shares issued in connection
    with acquisition                  50,000           25         64,975

Issuance of warrants                                             164,250

Net loss for the year ended
    December 31, 1999                                                        (8,019,506)
                                  -----------   ----------  -------------  -------------  ------------   ---------  ------------
Balance, December 31, 1999         4,812,260    $   2,406   $ 13,316,081   $ (30,881,968)   $      --       4,620   $  (583,393)
                                  -----------   ----------  -------------  -------------  ------------   ---------  ------------

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                            1999          1998           1997
                                                                        ------------- -------------- --------------
Cash flows from operating activities:
    Net income (loss)                                                    $(8,019,506)  $(21,016,680)  $    447,247
    Adjustments to reconcile net income (loss) to net cash (used in)
      provided by operating activities:
        Depreciation                                                       4,850,772      4,398,762      1,308,214
        Amortization                                                         157,306        417,193        134,421
        Provision for doubtful accounts                                      255,595      2,279,922         96,359
        Recoveries of doubtful accounts                                     (942,391)
        Issuance of shares in consideration of claims released               914,807
        Net loss (gain) on disposition of property, plant, and equipment       7,263       (154,986)      (124,384)
        Loss on impairment of goodwill, inventories, and property,
           plant, and equipment                                                          11,100,000
        Compensation, consulting, and management expenses paid
           by issuance of common stock                                                                     167,725
        Extraordinary gain on extinguishment of debt                         127,671
        Deferred tax expense (benefit)                                                   (1,051,698)       185,245
        Other                                                                188,953
        Change in:
           Accounts receivable                                              (688,451)      (416,237)    (1,843,476)
           Inventories                                                        (6,605)        97,304
           Prepaid expenses                                                  (64,689)       174,006       (336,720)
           Other receivables                                                  89,881       (221,327)          (310)
           Other current assets                                              (28,072)       (18,497)      (148,313)
           Other assets                                                      253,131        331,133       (283,551)
           Accounts payable and accrued liabilities                        2,387,829      3,255,141      1,562,981
                                                                        ------------- -------------- --------------
               Cash (used in) provided by operating activities              (516,506)      (825,964)     1,165,438
                                                                        ------------- -------------- --------------
Cash flows from investing activities:

    Acquisitions of property, plant, and equipment                        (1,803,041)    (5,992,397)    (3,087,666)
    Proceeds from sale of property, plant, and equipment                      34,820        295,658         74,448
    Purchase of short-term investments                                                                     (50,000)
    Acquisitions of businesses, net of cash acquired                                       (533,224)      (697,224)
                                                                        ------------- -------------- --------------
               Cash used in investing activities                          (1,768,221)    (6,229,963)    (3,760,442)
                                                                        ------------- -------------- --------------
Cash flows from financing activities:

    Proceeds from bank and other borrowings                                6,921,955      3,697,054      2,515,303
    Proceeds (payments) from (on) working revolver, net                   (1,424,378)     2,769,856
    Debt issue costs                                                        (188,312)      (369,765)
    Proceeds from issuance of common stock, net                                           3,940,666        135,000
    Principal payments on long-term debt, notes payable, and
      capital lease obligations                                           (1,639,972)    (2,376,487)      (346,908)
                                                                        ------------- -------------- --------------
               Cash provided by financing activities                       3,669,293      7,661,324      2,303,395
                                                                        ------------- -------------- --------------
               Net increase (decrease) in cash and cash equivalents        1,384,566        605,397       (291,609)
Cash and cash equivalents, beginning of year                               1,041,242        435,845        727,454
                                                                        ------------- -------------- --------------
Cash and cash equivalents, end of year                                    $2,425,808    $ 1,041,242   $    435,845
                                                                        ============= ============== ==============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:

      Interest                                                            $1,984,772    $ 1,559,296   $    419,555
                                                                        ============= ============== ==============
      Income taxes                                                        $       --    $        --   $    132,649
                                                                        ============= ============== ==============

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------



                                                                                 1999            1998            1997
                                                                             -------------  ---------------  -------------
Supplemental schedule of noncash investing and financing activities:
    Land and building with basis of $400,000 exchanged for a $500,000 note                                     $  500,000
    Default on notes receivable relating to land and building sale (Note 2)                    $   500,000
    Acquisition of property, plant, and equipment financed under capital
      leases and notes payable                                                  $ 107,527      $   897,509     $1,528,347
    Notes payable incurred in connection with acquisitions of businesses                       $20,201,140     $9,148,449
    Borrowings to refinance existing debt                                                                      $4,500,000
    Stock warrants issued                                                       $ 164,250      $   142,383     $   69,550
    Acquisition of property, plant, and equipment through stock issuance        $ 129,859

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 1 - GENERAL INFORMATION

Black Warrior Wireline Corp. (the Company), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and in South Texas. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities, and (c) workover services. Further discussion on business segments is located in Note 17.

During the third quarter of 1999, the Company merged Boone Wireline Co., its wholly-owned subsidiary, into Black Warrior Wireline Corp. Boone Wireline Co. was subsequently dissolved. The dissolution had no effect on prior or current year earnings or equity.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. Unbilled amounts included in accounts receivable totaled $492,550 and $48,000 at December 31, 1999 and 1998, respectively.

INVENTORIES - Inventories consist of tool components, subassemblies, and expendable parts used in directional oil and gas well drilling activities. Tools manufactured and assembled are transferred to property, plant, and equipment as completed at the total cost of components, subassemblies, and expendable parts of each tool. Components, subassemblies, and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice (see Note 20).

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

PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years. At December 31, 1999, significantly all of the property, plant, and equipment has been pledged as collateral for the Company's borrowings (see Note 20).

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


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

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its goodwill (see Note 20).

LONG-LIVED ASSETS - In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its long-lived assets (see Note 20).

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION - Revenues are recognized at the time services are performed.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


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

SEGMENT REPORTING - In 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and changes in the measurement of segment amounts from period to period. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 17).

NOTE 3 - ACQUISITIONS

On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. (Phoenix) the assets of its domestic oil and gas well directional drilling and downhole survey service business (Phoenix Acquisition) for $19,000,000. A portion of the purchase price was financed with the proceeds of a $9,000,000 note bearing interest at 9%. The remaining purchase price was financed through two additional notes, $9,000,000 and $1,000,000, both of which bear interest at 8% (see Note 4). For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the financial statements since the date of acquisition. The excess of the purchase price of Phoenix over net assets acquired, goodwill, approximated $2,760,000 and was being amortized over twenty-five years. During the fourth quarter of 1998, the Company finalized its allocation of the purchase price of Phoenix which resulted in an increase to goodwill of approximately $260,000. The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with the acquisition:


Fair value of assets acquired, including goodwill                             $ 20,219,422
Cash paid for assets acquired and transaction costs incurred                      (510,765)
                                                                           ----------------
           Liabilities assumed or debt incurred                               $ 19,708,657
                                                                           ================




BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


During the fourth quarter of 1998, the Company assessed the recoverability of long-lived assets relating to the Phoenix acquisition. The Company concluded the goodwill and certain inventories and property, plant, and equipment were impaired (see Note 20).

On June 1, 1998, the Company acquired Petro Wireline, Inc. (Petro Acquisition), which is engaged in the wireline business in the four-corners region of New Mexico, Colorado, Utah, and Arizona, for $875,000. A portion of the purchase price was financed with the proceeds of a $525,000 note that bears interest at 9%. The Company entered into a promissory note with the former owner for the remaining amount of the purchase price. The $350,000 note bears interest at 1.5% above the prime rate for commercial loans adjusted as of the first day of each month during the term of the note (see Note 4). For financial statement purposes, the Petro Acquisition was accounted for as a purchase and, accordingly, Petro Wireline's results are included in the financial statements since the date of acquisition. The excess of the purchase price of Petro Wireline over net assets acquired, goodwill, approximated $87,000 and is being amortized over twenty-five years.


Fair value of assets acquired, including goodwill                                $ 966,091
Cash paid for assets acquired and transaction costs incurred                       (22,459)
                                                                           ----------------
           Liabilities assumed or debt incurred                                  $ 943,632
                                                                           ================


The following table presents unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, as if the acquisitions had occurred at the beginning of the years presented. The pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at the beginning of the years presented.

                                                          1999               1998
                                                      (UNAUDITED)         (UNAUDITED)
                                                     ----------------  ------------------
Revenues                                                $ 29,293,373       $  38,688,771
                                                     ================   =================

Loss before benefit for income taxes                    $ (8,147,177)      $ (22,259,312)
                                                     ================   =================
Net loss                                                $ (8,019,506)      $ (21,278,034)
                                                     ================   =================
Net loss per common share - basic                       $      (1.81)      $       (5.72)
                                                     ================   =================
Net loss per common share - diluted                     $      (1.81)      $       (5.72)
                                                     ================   =================

The unaudited pro forma results include the historical accounts of the Company and historical accounts of the acquired businesses and pro forma adjustments, including the amortization of the excess purchase price over the fair value of the net assets acquired, the increase in interest expense resulting from borrowings used to finance the acquisitions, and the increase and decrease in depreciation expense as a result of purchase price adjustments.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 4 - RELATED PARTY TRANSACTIONS

During 1997, the Company acquired substantially all of the assets and certain of the liabilities of Diamondback Directional Drilling, Inc. (DDI). In connection with the acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI. The two majority stockholders (85%) of DDI are now employees of the Company and one is an officer and director of the Company. The notes bear interest at 6.5% and are due August 1999, with quarterly interest payments due beginning in January 1998. Interest payments were made in December 1999 for all accrued interest through that date (see Note 19 for the description of the restructuring of this debt).

During 1997, the Company completed the acquisitions of Production Well Services, Inc. (PWS) and Petro-Log, Inc. (Petro-Log). In connection with the PWS and Petro-Log acquisitions, the Company borrowed approximately $7,900,000 from St. James Capital Partners, L.P. (SJCP), whose chief executive officer and president both serve on the Company's Board of Directors. Of the amount borrowed, $4,900,000 remained outstanding at December 31, 1999. A note for $2,900,000 bearing interest at 7% with the principal and interest originally due October 1999 extended to March 2001 in connection with the refinancing plan described in Notes 6 and 19 remained outstanding as of December 31, 1999. Accrued interest payable on this borrowing totaled approximately $455,000 and $250,000 as of December 31, 1999 and 1998, respectively. The other note for $2,000,000 bears interest at 9% with the principal and interest due June 2002. Accrued interest payable on this borrowing totaled approximately $477,000 and $283,000 as of December 31, 1999 and 1998, respectively.

In connection with the Phoenix Acquisition, the Company borrowed $9,000,000 from St. James Merchant Bankers, L.P. (SJMB) and $1,000,000 from Falcon Seaboard Investment Co., L.P. (Falcon Seaboard), both affiliated with SJCP. The notes bear interest at 8% with the principal and interest due in March 2001. Accrued interest payable on this borrowing totaled approximately $1,500,000 and $688,000 as of December 31, 1999 and 1998, respectively.

The Company borrowed $2,000,000 from SJMB pursuant to an agreement dated October 30, 1998. This note bears interest at 10% with the principal and interest due March 16, 2001. Accrued interest payable on this borrowing totaled approximately $243,000 and $45,000 as of December 31, 1999 and 1998, respectively.

The Company borrowed $2,500,000 from SJMB pursuant to an agreement dated February 18, 1999. This note bears interest at 10% with principal and interest due March 16, 2001. Accrued interest payable on this borrowing totaled approximately $221,000 as of December 31, 1999.

The Company borrowed an additional $750,000 from SJMB and $800,000 from two directors of SJMB in connection with its December 1999 debt issuance of $3,500,000 pursuant to an agreement dated December 17, 1999. These notes bear interest at 10% with principal and interest due January 15, 2001.

At December 31, 1999 and 1998, the Company has a mortgage note payable of $230,000, to the former owner of Dyna Jet, an employee of the Company through November 1998 (see Note 6).

In connection with the Petro Acquisition, the Company has a $175,000 promissory note to a limited partnership partially owned by a person who is now an employee of the Company. The note bears interest at 1.5% above the prime rate for commercial loans adjusted as of the first day of each month during the term of the note. Principal of $116,667 and accrued interest to date are due and payable each June until

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


June 1, 2001. At December 31, 1999 and 1998, the Company had accrued interest payable of approximately $56,000 and $21,000, respectively, relating to this note. At December 31, 1999 and 1998, the Company had a remaining accrual of approximately $21,000 relating to the Company's commitment to pay the president's tax liability resulting from previously issued common stock as a bonus.

At December 31, 1999, SJMB held a significant ownership interest in Collins and Ware, Inc., which is a customer of the Company. Sales to Collins and Ware, Inc. during 1999 were $2,955,918.

At December 31, 1999 and 1998 the Company was in default with SJCP, SJMB, and Falcon Seaboard based on cross default provisions in the agreements. During the first quarter of 2000, the Company executed a refinancing plan, as more completely described in Notes 6 and 19. As a result of this plan, the outstanding debt at December 31, 1999 has been classified on the balance sheet in accordance with the maturity terms of the new indebtedness. All notes payable and accrued interest to related parties have been classified as current on the balance sheet as of December 31, 1998. The Company was also in default on the notes payable relating to the DDI acquisition (see Note 6).

During the year ended December 31, 1998, the Company paid approximately $902,000 to SJCP for consulting fees.

See Notes 6 and 8 for financing arrangements and common stock transactions with related parties.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment includes the following at December 31, 1999 and 1998:


                                                             1999              1998
                                                        ----------------  ----------------
Vehicles                                                   $  8,672,351      $  7,875,896
Land and building                                               245,000           245,000
Workover rigs and related equipment                             438,155           686,317
Operating equipment                                          23,336,048        22,270,613
Office equipment                                                576,648           537,668
                                                        ----------------  ----------------
                                                             33,268,202        31,615,494
Less accumulated depreciation                                13,810,841         8,986,893
                                                        ----------------  ----------------

Net property, plant, and equipment                         $ 19,457,361      $ 22,628,601
                                                        ================  ================

Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was $4,850,772, $4,398,762, and $1,308,214, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


The following is a summary of the equipment under capital leases (included above) at December 31, 1999 and 1998:


                                                           1999              1998
                                                      ----------------  ----------------
Workover rigs and related equipment                         $ 158,909        $  158,909
Vehicles                                                      257,508           257,508
                                                      ----------------  ----------------
                                                              416,417           416,417
Less accumulated depreciation                                 170,248            74,496
                                                      ----------------  ----------------
      Net equipment under capital lease                     $ 246,169        $  341,921
                                                      ================  ================


NOTE 6 - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 1999 and 1998, long-term debt and other financing arrangements consisted of the following:

                                                                                          1999             1998
                                                                                     ---------------   --------------
Notes payable to Trustmark Bank, monthly payments in varying amounts
 through January 2004, including interest ranging from 7.75% to 8.75%.                 $     91,371      $        --

Installment notes payable, monthly payments required in varying amounts
 through November 2003, interest at rates ranging from 5.9% to 12.54%.                    1,708,658        1,302,669

Capitalized leases, monthly payments required in varying amounts through
July 2001, including interest ranging from 5.0% to 6.25%.                                   173,065          243,156

Notes payable to General Electric Capital Corporation, monthly payments
required in varying amounts through January 2003, interest at 8.75%.                      4,383,546        4,577,904

Notes payable to Fleet Capital Corporation, monthly payments required in
varying amounts through March 2002, interest rates ranging from 8.75% to 9.0%.           10,707,211       12,799,990

10% convertible note payable to various individuals.  Principal and interest due January 2001.  Convertible at $0.75 per share at anytime up
to 30 business days following maturity.                                                   1,950,000               --
                                                                                     ---------------   --------------
                                                                                         19,013,851       18,923,719
      Less:
        Current portion of long-term debt (see below)                                     8,391,346       18,923,719
        Unamortized discount on long-term debt                                               79,950               --
                                                                                     ---------------   --------------

      Long-term debt and capital lease obligations, less current maturities            $ 10,542,555      $        --
                                                                                     ===============   ==============

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


Notes payable to related parties consist of the following at December 31, 1999 and 1998:

                                                                                        1999             1998
                                                                                   ---------------  ---------------

Note payables to former owner of DDI,  principal  due August 1999,  interest due quarterly at 6.5% (see description below regarding extension of
maturity date)                                                                        $ 3,182,890      $ 3,182,890

7% convertible note payable to SJCP, principal and interest due October 1999.
Convertible at $0.75 per share at any time up to 30 business days following
maturity (see description below regarding extension of maturity date).                  2,900,000        2,900,000

9% convertible note payable to SJCP, principal and interest due June 2002.
Convertible at $0.75 per share at any time up to 30 business days following
maturity (see description below regarding extension of maturity date).                  2,000,000        2,000,000

Promissory  note payable to the former owners of Petro  Wireline,  Inc., due and payable each year in 1/3 increments starting in June 1999, including interest of
1.5% above the prime rate for commercial loans adjusted first
day of every month.                                                                       175,000          350,000

8% convertible note payable to SJMB, principal and interest due March 2001.
Convertible at $0.75 per share at anytime up to 30 business days following
maturity (see description below regarding extension of maturity date).                  9,000,000        9,000,000

8% convertible note payable to Falcon Seaboard, principal and interest due March
2001.  Convertible  at  $0.75  per  share  at any  time up to 30  business  days following maturity (see description below regarding
extension of maturity date).                                                            1,000,000        1,000,000

10% convertible note payable to SJMB, principal and interest due March 2001.
Convertible at $0.75 per share at anytime up to 30 business days following
maturity (see description below regarding extension of maturity date).                  2,000,000        2,000,000

10% convertible note payable to SJMB, principal and interest due March 2001.
Convertible at $0.75 per share at anytime up to 30 business days following
maturity (see description below regarding extension of maturity date).                  2,500,000               --

10% convertible  note payable to SJMB,  principal and interest due January 2001.
Convertible  at $0.75 per share at  anytime  up to 30  business  days  following maturity (see description below regarding extension of
maturity date).                                                                           750,000               --

10% convertible note payable to directors of SJMB, principal and interest due
January 2001.  Convertible at $0.75 per share at anytime up to 30 business days
following maturity (see description below regarding extension of                          800,000               --
maturity date).

Note payable to former owner of Dyna Jet, Inc. due and payable in November
2002 with interest at the rate of the lesser of $1,500 per month or 8% per
annum on unpaid balance.                                                                  230,000          230,000
                                                                                   ---------------  ---------------
                                                                                       24,537,890       20,662,890
      Less:
      Current portion of notes payable to related parties (see below)                   3,041,234       20,662,890
      Unamortized discount on notes payable                                                84,300               --
                                                                                   ---------------  ---------------

      Total long-term notes payable to related parties                                $21,412,356      $        --
                                                                                   ===============   ==============

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


Substantially all of the Company's assets are pledged as collateral for the various debts described above.

A certificate of deposit in the amount of $50,000 was pledged as collateral for the Company's corporate credit card line of credit of approximately $100,000. There were no outstanding borrowings under the corporate credit cards at December 31, 1999 and 1998.

Under the terms of the SJCP notes payable, SJCP, among other things, has the right to nominate one person for election to the Company's board of directors and has certain preferential rights to provide future financing. The note agreement also contains prohibitions against consolidating, merging, or entering into a share exchange with another person without SJCP's consent.

On October 30, 1998, the Company amended the agreements for the $2,900,000 and $2,000,000 convertible promissory notes with SJCP. The notes were amended to include anti-dilution provisions that if the Company issues equity shares, warrants, or options with a per share price or exercise price less than the original conversion prices on the notes, the conversion prices on the notes shall be adjusted to equal the price at which the shares, options or warrants were issued. During 1999, the exercise price on these notes was adjusted to $0.75 due to the anti-dilution provisions being triggered.

During 1998, the due date of the $230,000 mortgage note payable to the former owner of Dyna Jet, Inc. was changed from August 1998 to November 2002.

At December 31, 1999 and 1998, the Company was not in compliance with certain general and financial covenants of its loan and security agreement with Fleet. Under the terms of the loan agreement, the breach of these covenants constitutes events of default and, at the option of Fleet, the obligations of the Company to Fleet are subject to being declared by Fleet to be immediately due and payable. At December 31, 1999 and 1998, the Company was unable to obtain any waiver of covenant violations from Fleet. Due to the indebtedness being callable at the discretion of Fleet and normal cross default provisions of all other debt, all of the Company's debt at December 31, 1999 is currently due and payable. During the first quarter of 2000, the Company executed a refinancing plan. As a part of the refinancing plan, the Company entered into a loan and security agreement with Coast Business Credit ("Coast") in the amount of $25,000,000, obtained private financing of $3,500,000, and executed a compromise agreement of release with the former owner of DDI which provided for $2,000,000 conversion of debt to equity. The proceeds of these transactions, as more completely described in Note 19, were used to satisfy the Company's obligations to its senior secured lenders in the amount of $13,500,000 and other indebtedness aggregating $1,500,000.

In connection with the refinancing  plan, which is more completely  described in
Note 19, the related party debt holders signed subordination agreements with respect to the new indebtedness. These subordination agreements preclude the repayment of this debt prior to the repayment of the new indebtedness which is due to be repaid during 2001.

As a result of the refinancing, all obligations currently due and payable at December 31, 1999, pursuant to the events of default and cross defaults as discussed in the preceding paragraph, were fully satisfied. Accordingly, the Company has classified its long-term debt as current and long-term based on the debt maturity schedules of the new indebtedness. The remaining outstanding indebtedness to the former owner of DDI, subsequent to the conversion of $2,000,000 of debt to equity, has been classified as current as no waiver for previous defaults were obtained.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


The loan and security agreement calls for the subordination of all notes payable to related parties to the Coast borrowings. Agreements guaranteeing the Coast borrowings have been signed by SJMB, SJCP and the general partner of SJMB and SJCP.

Maturities of long-term debt are as follows:

             FISCAL
             YEAR
             ------
             2000                                       $ 11,432,580
             2001                                         10,058,654
             2002                                         22,060,507
             2003                                                 --
             2004                                                 --
             Thereafter                                           --
                                                     ---------------
                                                        $ 43,551,741
                                                     ===============


NOTE 7 - COMMITMENTS

The Company leases land, office space, and equipment under various operating leases. The leases generally are for terms of five years and do not contain purchase options. Rent expense was approximately $1,099,000, $922,000, and $558,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

The future minimum lease payments required under noncancelable operating leases with initial or remaining terms of one or more years at December 31, 1999 were as follows:

               2000                                     $   442,015
               2001                                         182,225
               2002                                          57,071
               2003                                          12,665
               2004                                          10,554
               Thereafter                                        --
                                                   ----------------
                                                        $   704,530
                                                   ================


NOTE 8 - COMMON STOCK TRANSACTIONS

In March 1998, the Company sold in a private placement 596,000 shares of common stock at a purchase price of $5.50 per share. The proceeds of $3,035,268, net of issue costs, were used to fund a portion of the purchase price and related fees of the Phoenix Acquisition.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


In April 1998, the Company sold in a private placement an additional 176,364 shares of common stock at a purchase price of $5.50 per share. The proceeds of $902,012, net of issue costs, were used to pay consulting fees of SJCP.

Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through September 30, 1999, the Company issued 144,445 shares of common stock to Measurement Specialists Inc. ("MSI"). The securities have been issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI. The Company completed the acquisition of MSI, as more fully described in Note 19, during the first quarter of 2000.

Commencing in April 1999, the Company offered to the subscribers in private sales of the Company's securities which occurred in March and April 1998 the right to receive one additional share of the Company's common stock for each share purchased in the private sale. In exchange, the subscribers were asked to release the Company from all claims arising out of subscribers' allegations that the Company breached its agreement to register under the Securities Act of 1933, as amended (the "Securities Act"), the public offer and sale of the shares sold to the subscribers in 1998. Subscribers alleged that they were unable to liquidate their shares purchased as they had expected because of the breach of this agreement. The Company disputed the claim on the basis that it had timely filed a registration statement relating to the shares in accordance with the terms of the agreement. The registration statement remains on file but has not been declared effective under the Securities Act. The Company made the offer to subscribers in order to resolve the matter. The offering terminated on May 28, 1999. Accordingly, during the third quarter, the company issued 770,364 shares of common stock to the subscribers in consideration of their release of their claims. Two subscribers who had purchased an aggregate of 2,000 shares in the 1998 private placements did not accept the offer. Management is of the opinion that if claims are presented by these shareholders, there would be no material impact on the Company. No underwriter participated in the sale of the securities and no compensation was paid to any person in connection with the soliciting the issuance of the shares. The shares of common stock were issued in reliance upon the exemption from registration requirements of the Securities Act afforded by
Section 4(2) and Regulation D thereunder.

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


                                                                                                         AMOUNT
    MONTH OF          MONTH OF                                                                        RECORDED TO
     BOARD            ISSUANCE/                                             NUMBER       AMOUNT      STOCKHOLDERS'
    APPROVAL          PURCHASE                  DESCRIPTION               OF SHARES     PER SHARE        EQUITY
-----------------  ----------------  -----------------------------------  -----------   ----------   ---------------
May 1997           May 1997          Issuance to individuals in
                                     satisfaction of consulting fees          65,000      $  2.10        $  136,493
June 1999          June 1999         Issuance to individuals in
                                     settlement of potential litigation      770,365      $  1.19        $  914,421

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


As of December 31, 1999, the Company's certificate of incorporation permits it to issue up to 12,500,0000 shares of common stock of which 4,812,260 shares were issued and outstanding. The Company has outstanding as of December 31, 1999 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 84,286,806 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, the Company has an insufficient number of shares of common stock authorized for issuance in the event all its outstanding warrants and options were exercised and convertible securities were converted. The Company shall at or before its next annual meeting of shareholders secure an amendment to its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 150,000,000 shares. Such amendment would provide for sufficient authorization of shares in the event the warrants, options and convertible securities were exercised and converted. The Company intends to submit the proposed amendment to a vote of its shareholders at its next annual meeting. Approval of this amendment will require the favorable vote of the holders of the majority of the shares of common stock issued and outstanding. Management believes they will be able to obtain approval of this amendment.

The failure of the shareholders of the Company to approve the amendment of the certificate of incorporation will result in an event of default on substantially all the Company's outstanding notes for related parties. If such default remains incurred for 45 days, all such debt would become immediately due and payable.

NOTE 9 - STOCK WARRANTS

During 1999, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 6). The warrants gave the holders the right to purchase up to 1,075,000 shares at $1.50, and 14,350,000 shares at $0.75. The 1,075,000 warrants expire February 18, 2004 while the 14,350,000 warrants expire December 31, 2004.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


The warrants issued during 1999, 1998 and 1997 are subject to "Full Ratchet" anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75. Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 1999:


                                                                                                                 EXERCISE
                                            BALANCE         1999      ANTI-DILUTION    1999        BALANCE       PRICE AT
                                            12/31/98      ISSUANCE     ISSUANCE     EXERCISED     12/31/99       12/31/99
                                           -----------   -----------  ------------  -----------  ------------  -------------
Debt conversion ($2.00 - expires 9/30/01)     234,750                                                234,750          $2.00
SJCP ($2.75 - expires 6/5/02)                 814,000                   1,628,000                  2,442,000          $0.75
SJCP ($4.6327 - expires 10/10/02)           1,492,759                   2,985,518                  4,478,277          $0.75
SJMB ($6.75 - expires 3/16/03)              5,400,000                  10,800,000                 16,200,000          $0.75
SJMB ($2.25 - expires 10/30/03)             1,333,333                   2,666,666                  3,999,999          $0.75
SJMB ($1.50 - expires 2/18/04)                            2,075,000     2,075,000                  4,150,000          $0.75
SJMB ($0.75 - expires 12/31/04)                           3,075,000                                3,075,000          $0.75
Denbury partners ($0.75 - expires 12/31/04)              11,275,000                               11,275,000          $0.75
Falcon Seaboard ($6.75 - expires 3/16/03)     600,000                   1,200,000                  1,800,000          $0.75
Harris Webb & Garrison
    ($6.05 -expires 3/15/03)                  128,206                     256,412                    384,618          $0.75
                                           -----------   -----------  ------------  -----------  ------------
                                           10,003,048    16,425,000    21,611,596           --    48,039,644
                                           ===========   ===========   ===========  ===========   ==========



During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt. The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. The warrants expire on September 30, 2001 and may be redeemed, at the option of the Company, at the price of $.50 per warrant, provided that the bid price of common stock has exceeded $5 per share ending on the trading day prior to the date on which the notice of redemption is given. During 1998, 1,500 of these warrants were exercised resulting in an increase to common stock and additional paid-in capital of $3,000. No warrants were exercised during 1999.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 1999, 1998, and 1997:

                                         1999            1998           1997
                                      -----------   -------------  ------------
Federal:
    Current                           $       --    $         --   $    13,962
    Deferred                                  --        (958,652)      161,163
                                      -----------   -------------  ------------
                                              --        (958,652)      175,125
                                      -----------   -------------  ------------
State:
    Current                                   --              --        22,834
    Deferred                                  --         (93,046)       24,082
                                      -----------   -------------  ------------
                                              --         (93,046)       46,916
                                      -----------   -------------  ------------
      Total                           $       --    $ (1,051,698)  $   222,041
                                      ===========   =============  ============



The provision (benefit) for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to income
(loss) before provision (benefit) for income taxes and extraordinary gain, as follows:

                                                                    1999              1998              1997
                                                               ---------------   ----------------  ---------------
Provision (benefit) at federal statutory rate                    $ (2,726,632)      $ (7,503,249)      $   227,558
State income taxes, net of federal benefit                           (256,980)          (202,818)           29,238
Nondeductible tax expenses                                             78,949
(Decrease) increase in valuation allowance                          2,904,663          6,654,369
Other                                                                                                      (34,755)
                                                               ---------------   ----------------  ---------------
      Provision (benefit) for federal income taxes               $         --       $ (1,051,698)      $   222,041
                                                               ===============   ================  ===============



At December 31, 1999 and 1998, the Company has available net operating loss carryforwards of approximately $20,308,000 and $8,697,000, respectively, for federal tax purposes that expire at various dates through 2020. Additionally, the Company has state net operating loss carryforwards of approximately $13,351,000 which expire at various dates to 2020.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                                                      1999              1998
                                                                                 ----------------  ----------------
Gross deferred tax assets:
    Allowance for doubtful accounts receivable                                       $   375,263       $   804,718
    Accrued bonuses and other                                                            124,299           128,389
    Operating loss carryforwards                                                       7,574,846         3,243,847
    Goodwill                                                                           3,993,679         4,236,568
    Valuation allowance                                                               (9,559,032)       (6,654,369)
                                                                                 ----------------  ----------------
      Gross deferred tax asset                                                         2,509,055         1,759,153
                                                                                 ----------------  ----------------

Gross deferred tax liabilities:
    Depreciation                                                                      (2,396,387)       (1,646,485)
    Other                                                                               (112,668)         (112,668)
                                                                                 ----------------  ----------------
      Gross deferred tax liability                                                    (2,509,055)       (1,759,153)
                                                                                 ----------------  ----------------

      Net deferred tax asset (liability)                                             $        --       $        --
                                                                                 ----------------  ----------------


The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1999 and 1998, the Company has recorded a valuation allowance of $9,559,032 and $6,654,369 against the gross deferred tax asset.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 11 - EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted EPS is as follows:



                         For the Year Ended 1999                        For the Year Ended 1998          For the Year Ended 1997
                      -------------------------------------  ------------------------------------ ---------------------------------
                         Income         Shares    Per Share     Income        Shares    Per Share    Income      Shares   Per Share
                      (Numerator)   (Denominator)  Amount    (Numerator)  (Denominator)  Amount  (Numerator) (Denominator) Amount
                      -----------   -------------  ------    -----------  -------------  ------   ----------- -----------   ------

Income (loss) before    (8,147,177)                          $(21,016,680)                         $ 447,247
extraordinary item
Extraordinary gain         127,671
                      -------------                          -------------                         ---------

   Net income (loss)  $ (8,019,506)                          $(21,016,680)                         $  447,247
                      ============                           ============                          ==========

BASIC EPS

Income (loss)
available to common
stockholders          $ (8,019,506)   4,424,035   $ (1.81)   $(21,016,680) 3,589,235     $ (5.86)  $ 447,247   $ 2,533,650   $ 0.18

Effect of Dilutive
 Securities

Stock warrants                                                                                                    371,552
Stock options                                                                                                     228,883
Convertible debt
 debenture                                                                                           93,377       625,671
                      -------------  ----------  ---------  ------------- -----------  ----------- ----------     --------  -------

DILUTED EPS

Income (loss)
 available to common
 stockholders plus
 assumed conversions  $(8,019,506)  $ 4,424,035   $ (1.81)  $(21,016,680)  3,589,235   $ (5.86)    $540,624    $ 3,759,756   $ 0.14
                      ===========   ===========    =======  =============  =========   ==========   =======    ===========   ======


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


Options to purchase 1,141,750 shares of common stock and warrants to purchase 48,039,644 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 1999, but were not included in the computation of the 1999 diluted EPS because the effect would be anti-dilutive.

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

Convertible debt instruments which would result in the issuance of 30,533,334 and 7,511,111 shares of common stock, if the conversion features were exercised, were outstanding during 1999 and 1998, respectively, but were not included in the computation of the 1999 or 1998 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 1999 and $2.25 per share at December 31, 1998 and remained outstanding at December 31, 1999.

NOTE 12 - MAJOR CUSTOMERS

Most of the Company's business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and in South Texas. Substantially all of the Company's accounts receivable at December 31, 1999 and 1998 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

The Company earned revenues in excess of 10% of its total revenues from the following customers for the years ended December 31, 1999, 1998 and 1997, as follows:


                                                        1999        1998         1997
                                                    -----------  ----------   ---------

Collins & Ware, Inc.                               $ 2,955,918
Burlington Resources                               $ 3,200,666
Taurus Exploration, Inc.                                                      $ 1,752,849
Pioneer Resources, Inc. (formerly Parker
    and Parsley Development Company)                                          $ 2,118,484


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 13 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

During December of 1999, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $127,671. Accordingly, the Company has recognized an extraordinary gain on extinguishment of debt of $127,671, net of income taxes of $0.

NOTE 14 - STOCK OPTIONS

The 1997 Omnibus Incentive Plan (Omnibus Plan) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the Omnibus Plan to 1,000,000. At December 31, 1999, 948,750 options had been granted with 51,250 options available for issue.

The 1997 Non-Employee Stock Option Plan (Non-Employee Plan) provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the Non-Employee Plan to 300,000, and must be submitted to a vote of the shareholders for final approval. At December 31, 1999 and 1998, 113,000 options had been granted.

Additionally, of the 240,000 options outstanding at December 31, 1996, options to purchase 160,000 shares of the Company's common stock were canceled during 1997. Pertinent information regarding stock options is as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------



                                                                                      Weighted
                                                                                      Average
                                                                         Weighted    Fair Value
                                                                          Average     of Stock
                                            Number of       Range of     Exercise       at            Vesting
                                             Options        Exercise       Price    Grant Date      Provisions
                                             -------        --------       -----    ----------      ---------

Options outstanding, December 31, 1996       240,000        $1.50 - $2.00   $1.75
                                         -----------

Options canceled                             (60,000)    50% of mean
                                                          share price
                                                        for 3 months prior
                                                            to grant
                                            (100,000)         $2.00         $2.00
                                         ------------
                                            (160,000)
                                         ------------


Options granted                                 160,000         $2.625      2.625     $2.625     62.5% immediate; 12.5% per year
   Exercise price equals FMV                     67,500         $2.625      2.625     $2.625     33.3% immediate; 22.22% per year
    of stock at grant date                       81,250         $2.625      2.625     $2.625     20% immediate; 20% per year
                                                 40,000         $2.625      2.625     $2.625     25% immediate; 25% per year
                                                 10,000          $3.38      $3.38      $3.38     25% immediate; 25% per year
                                         --------------
                                                358,750
                                         --------------

   Exercise price less than FMV                  20,000          $3.00      $3.00      $3.50     25% immediate; 25% per year
    of stock at grant date               --------------

   Exercise price greater than
    FMV of stock
    at grant date                                90,000          $4.63       $4.63      $4.25     16.67% immediate; 16.67% per year
                                                112,000          $4.63       $4.63      $4.25     3 year pro rata
                                                 10,000          $4.63       $4.63      $4.25     2 year pro rata
                                                 30,000          $4.63       $4.63      $4.25     5 year pro rata
                                                 12,500          $8.01       $8.01      $7.94     5 year pro rata
                                                  4,000          $4.63       $4.63      $4.25     1 year cliff
                                         --------------
                                                258,500

                                         ---------------

Options outstanding, December 31, 1997          717,250      $1.50 - $8.01   $3.30
                                         ---------------

Options canceled                                (22,500)         $2.63       $2.63
                                                (60,000)         $4.63       $4.63
                                                 (5,000)         $4.63       $4.63
                                         --------------
                                                (87,500)

                                         --------------


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------



                                                                                         Weighted
                                                                                          Average
                                                                          Weighted      Fair Value
                                                           Range of        Average       of Stock
                                           Number of       Exercise       Exercise          at            Vesting
                                            Options         Prices          Price       Grant Date      Provisions
                                         -------------  ---------------  -----------  -------------   ---------------



Options granted
    Exercise price equals FMV
    of stock at grant date                       7,500         $6.28        $6.28         $6.28    3 year pro rata
                                                13,000         $6.63        $6.63         $6.63    2 year pro rata
                                               100,000         $6.50        $6.50         $6.50    5 year pro rata
                                                68,000         $6.50        $6.50         $6.50    25% immediate; 25% per year
                                               200,000         $6.69        $6.69         $6.69    25% immediate; 25% per year
                                                 4,500         $8.00        $8.00         $8.00    4 year pro rata
                                         -------------
                                               393,000
                                         -------------

Exercise price greater than FMV
    of stock at grant date                    155,000         $7.50        $7.50         $6.81    4 year pro rata
                                         -------------

Options outstanding, December 31, 1998       1,177,750     $1.50 - $8.01   $4.90
                                         -------------

Options cancelled                              (10,000)        $6.50       $6.50
                                               (10,000)        $4.63       $4.63
                                                (5,000)        $4.63       $4.63
                                                (3,000)        $4.63       $4.63
                                                (3,000)        $4.63       $4.63
                                                (5,000)        $6.50       $6.50
                                         -------------
                                               (36,000)

                                         -------------

Options outstanding, December 31, 1999       1,141,750     $1.50 - $8.01     $3.34
                                         =============




BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1999:


                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      ---------------------------------------------------       -------------------------------
                                           WEIGHTED
                                           AVERAGE           WEIGHTED                              WEIGHTED
   RANGE OF              NUMBER           REMAINING           AVERAGE               NUMBER          AVERAGE
   EXERCISE            OUTSTANDING       CONTRACTUAL         EXERCISE            EXERCISABLE       EXERCISE
    PRICES              12/31/99             LIFE              PRICE               12/31/99          PRICE
    ------              --------             ----              -----               --------          -----

     $1.50               80,000                1.75            $1.50                80,000           $1.50
     $2.63              326,250                6.65            $2.63               197,484           $2.63
     $3.00               20,000                2.42            $3.00                10,000           $3.00
     $3.38               10,000                2.50            $3.38                 5,000           $3.38
     $4.63              160,000                2.67            $4.63                50,832           $4.63
     $6.28                7,500                6.42            $6.28                    --           $6.28
     $6.50              153,000                4.24            $6.50                13,250           $6.50
     $6.63               13,000                3.45            $6.63                    --           $6.63
     $6.69              200,000                8.00            $6.69                50,000           $6.69
     $7.50              155,000                3.42            $7.50                    --           $7.50
     $8.00                4,500                3.36            $8.00                 1,125           $8.00
     $8.01               12,500                2.96            $8.01                 2,500           $8.01
                     ----------                                                 ----------
                      1,141,750                5.02            $4.90               410,191           $3.34
                      =========                                                 ===========


The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected to not report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense of $70,710, $83,540 and $27,267 has been recognized for the years ended December 31, 1999, 1998 and 1997, respectively, for 134,000 options granted during 1997 as compensation to non-employees at the options' fair market value in accordance with SFAS No. 123. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated as follows:


                                                           1999                1998               1997
                                                      ----------------   -----------------  ------------------

Net income (loss) - as reported                           $(8,019,506)      $ (21,016,680)       $  447,247
Net income (loss) - pro forma                             $(8,480,318)      $ (21,530,723)       $  268,327
Earnings (loss) per share - as reported (basic)           $     (1.81)      $       (5.86)       $      .18
Earnings (loss) per share - pro forma (basic)             $     (1.92)      $       (6.00)       $      .11
Earnings (loss) per share - as reported (diluted)         $     (1.81)      $       (5.86)       $      .14
Earnings (loss)  per share - pro forma (diluted)          $     (1.92)      $       (6.00)       $      .10


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


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


                                       1999            1998            1997
                                      -------        -------          -------

Dividend yield                             0 %             0 %             0 %
Expected life (years)                   5.62            5.62               4
Expected volatility                     74.7 %          74.7 %          60.6 %
Risk-free interest rate                 5.48 %          5.48 %          6.11 %


NOTE 15 - CONTINGENCIES

The Company and certain of its officers and directors are respondents in an arbitration proceeding commenced by Monetary Advancements International, Inc. ("MAII") before the American Arbitration Association in New York, New York. The claimant seeks recompense from the Company and other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for services allegedly rendered. The respondents have submitted an answer and counterclaims, and have initiated a Court proceeding seeking partial stay of the arbitration proceeding. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The Company and Southwick Investments, Inc. were parties in an arbitration proceeding before the American Arbitration Association arising out of an agreement entered into by the parties. Southwick was engaged to develop and implement a plan for raising additional capital and provide certain advisory services. Southwick was seeking to be awarded damages in an unspecified amount for breach of the contract and the loss in value to Southwick of an option to purchase fifty thousand shares of the common stock of the Company at an exercise price of $4 per share. In August 1999, the arbitration panel issued its award requiring the Company to pay Southwick $100,000, but dismissing all other claims. This award was recognized as a charge to selling, general and administrative expenses in the third quarter of 1999 and paid in the first quarter of 2000.

The Company also is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

On November 30, 1995, the Company executed a Reorganization Agreement with the holders of certain debt of the Company whereby the Company converted a note payable to RABAD, a partnership of officers and spouses of officers of the Company, to 148,565 shares of common stock.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


The Company guaranteed that RABAD would be able to sell its common stock received in the 1995 conversion for $2 per share within one year of this conversion. RABAD engaged Monetary Advancement International, Inc. (MAII) to sell the shares received in this conversion. Due to the dispute with the Company described above, MAII had refused to pay RABAD or return any unsold shares. RABAD and MAII entered into a settlement agreement in September 1998. The terms of the agreement called for MAII to reimburse RABAD for the shares originally transferred to MAII for sale. The Company does not believe the aforementioned guarantee will result in any liability to the Company based on the terms of the settlement.

In connection with the above proceedings, the Company has paid legal fees on behalf of four employees in the amount of $5,693, $26,072 and $12,420 during 1999, 1998 and 1997, respectively.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LONG-TERM DEBT - Given the Company's operating results and severe lack of liquidity, as discussed in Note 18, it is not practical to determine the fair market value of the long-term debt at December 31, 1999 and 1998.

NOTE 17 - SEGMENT AND RELATED INFORMATION

At December 31, 1999 and 1998, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 1999 and 1998 included Burlington Resources, Chevron, Inc., Collins and Ware, Inc., Pioneer Natural Resources and Phillips Petroleum.

DIRECTIONAL DRILLING SERVICES - This segment consists of two business units that perform procedures to enter a oil producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 1999 and 1998 included Texaco E&P, Union Pacific Resources, Clayton Williams Energy, and Chesapeake Operations.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


WORKOVER AND COMPLETION - This segment consists of a business unit in which services include those operations performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the years ended December 31, 1999 and 1998 was Energen Corporation.

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Financial Statements. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the years ended December 31, 1999 and 1998 is as follows:



                                                                                   WORKOVER
                                                               DIRECTIONAL            AND
1999                                           WIRELINE          DRILLING          COMPLETION            TOTAL
--------                                 -----------------  -----------------  -----------------    --------------

Segment revenues                            $  17,726,484      $  10,310,319       $  1,255,970       $ 29,292,773
Segment EBITDA                              $   1,608,648      $     721,452       $    145,434       $  2,475,534
Segment assets                              $  16,710,665      $  19,305,569       $    249,285       $ 36,265,519



                                                                       WORKOVER
                                                   DIRECTIONAL            AND
1998                              WIRELINE           DRILLING          COMPLETION           TOTAL
--------                      -----------------  -----------------  -----------------  -----------------

Segment revenues                 $  11,591,727      $  21,311,450       $  1,533,376      $  34,436,553
Segment EBITDA                   $  (1,589,874)     $ (12,028,475)      $    (60,260)     $ (13,678,609)
Segment assets                   $  15,607,165      $  20,853,147       $    283,868      $  36,744,180


The Company has certain expenses and assets which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets, for the years ended December 31, 1999 and 1998 is presented as follows:

                                                      1999                 1998
                                               ------------------   ------------------
EBITDA

Total segment EBITDA                               $   2,475,534       $  (13,678,609)
Depreciation and amortization                         (5,008,078)          (4,815,955)
Unallocated corporate expense                         (2,229,112)            (923,173)
                                               ------------------   ------------------

    Income (loss) from operations                 $   (4,761,656)      $  (19,417,737)
                                               ==================   ==================

ASSETS

Total segment assets                              $   36,265,519        $  36,744,180
Unallocated corporate assets                              46,465               70,670
                                                ------------------   ------------------

      Total assets                                $   36,311,984        $  36,814,850
                                                ==================    =================


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 18 - RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

The Company incurred a loss of $8,019,506 in 1999 and had current liabilities in excess of current assets of $14,228,344 at December 31, 1999. As discussed in
Note 6, at December 31, 1999 and 1998, the Company was in violation of certain general and financial debt covenants. Currently, the Company does not have the liquidity necessary to satisfy its current obligations. As discussed in Note 6 and 19, the Company executed a refinancing plan during the first quarter of 2000 that satisfied all outstanding obligations that were subject to the covenant violations at December 31, 1999. The refinancing plan also corrected all events of default on the outstanding obligations not refinanced. Accordingly, the Company has classified outstanding indebtedness at December 31, 1999 in accordance with the maturities of the new indebtedness. The outstanding indebtedness with regard to the refinancing plan (approximately $19,000,000 as of February 29, 2000) has been guaranteed by SJMB, SJCP, and one of the Company's board members, who is a major investor in SJMB and SJCP. The board member's guarantee is up to $5,000,000. Furthermore, SJMP and SJCP have confirmed to the Company in writing that they will support operations of the Company through at least January 2, 2001. Based on the guarantee of the debt and the agreement to support operations, the Company's financial statements have been prepared on a going concern basis. Absent this guarantee and support, there would be substantial doubt about the entities' ability to continue as a going concern.

During 1999, the Company experienced a continued decline in the demand for its products and services as a result of a decrease in the price of oil and natural gas for the majority of 1999. The decline in demand continued to impact the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during most of 1999. Management of the Company believes that an improvement in its revenues will be bolstered by its improved financial condition while still dependent upon a continuing period of improved pricing and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $15,091,000 at December 31, 1999, other indebtedness of approximately $7,511,000, and approximately $20,950,000 owed to SJMB and SJCP and its affiliates and directors

Management believes that, provided oil and natural gas prices remain relatively stable with the level of prices that existed as of December 31, 1999 and during the first quarter of 2000, the refinancing plan accomplished in the first quarter of 2000 together with the cost-reduction program implemented in 1998 and continued in 1999, which included reductions in personnel and salaries of existing personnel, closing and consolidating certain district offices, together with other cost-reduction activities should enable the Company to return to levels sufficient to sustain operations.

Management of the Company is unable to assure that its efforts described above will be successful. Management expects that in order to return to levels which will sustain operations, substantial amounts of equity securities may be required to be issued which may materially dilute the Company's existing stockholders.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


NOTE 19 - SUBSEQUENT EVENTS

During the first quarter of 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"). Pursuant to the Loan Agreement, the Company may make collateralized borrowings in the aggregate amount of up to the lesser of $25,000,000 or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14,000,000, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14,000,000, is a term loan (the "Equipment Loan"), an additional $2,000,000 is a term loan (the "Installment Loan"), and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month for each month during the period ending February 28, 2001, and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000, and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above. The Loan Agreement ceases to be in effect on February 28, 2003, provided, however, the Loan Agreement will automatically renew for additional terms of one year unless either party elects not to renew the term. In the event the Loan Agreement is not renewed on February 28, 2003, or at the end of any renewal term thereafter, all borrowings then outstanding under the Loan Agreement are then due and payable. The Loan Agreement has been guaranteed by SJMB, SJCP and a personal guarantee by a board member of the Company, who is also an investor in SJMB and SJCP.

On February 15, 2000, the Company borrowed an aggregate of $15,600,000 pursuant to the Loan Agreements. The proceeds were used to repay the Company's former senior secured lenders in the amount of $13,000,000, to repay other indebtedness aggregating $1,500,000, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable.

During the first quarter of 2000, the Company sold an additional $3,500,000 principal amount of promissory notes (the "Notes") due on January 15, 2001 and warrants ("Warrants") to purchase 14,400,000 shares of common stock. Payments of principal and interest on the Notes is collateralized by substantially all the assets of the Company, subject, however, to terms of a subordinated agreement between the note holders and Coast. The notes bear interest at 10% per annum (increases to 15% after September 30, 2000) and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Warrants are exercisable at a price of $0.75 per share, subject to anti-dilution adjustments. The proceeds of this debt were used to repay substantially all the nonrelated party indebtedness outstanding at December 31, 1999.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


During the first quarter of 2000, the Company executed a Compromise Agreement of Release with Bendover Company ("Bendover") whereby the parties compromised and settled their disputes arising out of the Company's acquisition of the assets of Diamondback Directional, Inc. in October 1997. Pursuant to the agreement, Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,666 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The agreement also provides for the election of Alan Mann, a principal stockholder of Bendover, as a Director of the Company, the payment of approximately $26,000 to Mr. Mann on account of outstanding claims against the Company, and the dismissal of the lawsuit between the Company and Bendover.

During the first quarter of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations to these vendors. The agreements provided for a decrease in the outstanding obligations of $1,027,028.

During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principle in Hub, Inc. This note was paid in full in connection with the refinancing plan executed in the first quarter of 2000.

On March 1, 2000, the Company executed its option to purchase the assets of MSI. The option to purchase and extensions to the option called for the Company to pay approximately $75,000, to issue 144,495 shares of the Company's common stock and to pay outstanding notes payable related to the acquired assets of approximately $385,000. The shares were issued during 1999. One of the owners of MSI has entered into an employment agreement with the Company which expires December 2002.

NOTE 20 - IMPAIRMENT OF LONG-LIVED ASSETS

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

The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11,100,000 which consisted of a write-down of $8,121,684, $2,354,221, and $624,095, to goodwill, property, plant, and equipment, and inventory, respectively.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure:

During the two fiscal years ended December 31, 1999, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table contains information concerning the current Directors and executive officers of the Company:

                            NAME                       AGE                        POSITION
             --------------------------------------------------------------------------------------------
                     William L. Jenkins                47            President, Chief Operating Officer
                                                                                and Director

                       Allen R. Neel                   42          Executive Vice-President and Secretary

                     Danny R. Thornton                 49                Vice-President Operations

                        Alan W. Mann                   45              Vice  President - Operations and
                                                                                  Director

                      John L. Thompson                 41                         Director

                   Charles E. Underbrink               45                         Director




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

     Allen R. Neel, is the Executive Vice-President and Secretary of the Company and has been employed by the Company since August 1990. He is currently in charge of the Company's Survey, Administration and Legal matters. In 1981, Mr. Neel received his BS Degree in Petroleum Engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Halliburton Services. From 1987 to 1989, he worked as a District

Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves in 1990, Mr. Neel assumed a position with the Company.

     Danny R. Thornton is a Vice-President of the Company and has been employed by the Company since March 1989. From 1982 to March 1989, Mr. Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company's operational predecessor. Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978. His principal duties with the Company include supervising and consulting on wireline and workover operations. Mr. Thornton is Mr. Jenkins' brother-in-law.

     John L. Thompson is a Director and President of St. James Capital Corp. and SJMB, L.L.C., Houston-based merchant banking firms. St. James Capital Corp. also serves as the general partner of St. James Capital Partners, L.P. and SJMB, L.L.C. serves as the general partner of SJMB, L.P., investment limited partnerships specializing in merchant banking related investments. Additionally, he is a Director of Industrial Holdings, Inc., a publicly-held company and Collins & Ware, Inc., a privately held energy and exploration and production company. Prior to co-founding St. James Capital Corp. and SJMB, L.L.C., Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues. Mr. Thompson was elected to the Company's Board of Directors pursuant to the terms of agreements between the Company and St. James Capital Partners, L.P. See "Certain Transactions" for a description of the transaction.

     Charles E. Underbrink was elected a Director on April 1, 1998. He is the Chief Executive Officer and Chairman of St. James Capital Corp. and SJMB, L.L.C., Houston based merchant banking firms. Mr. Underbrink has been, from August 1996 to the present, a principal of HUB, Inc. a lender to small capitalization businesses and the operator of mini-storage facilities located in Minnesota and Wisconsin. Additionally, he is a Director of Industrial Holdings, Inc., Summerset House Publishing, Inc. and Monorail Computer Corporation..

     Alan W. Mann was elected a Director effective March 1, 2000. He is Vice-President of Operations for the Diamondback Directional Division, joining the Company with the purchase of Diamondback Directional, Inc. in 1997. Prior to forming Diamondback Directional, Inc. in 1995, Mr. Mann was employed by Becfield Drilling Services in operations and management. Mr. Mann was elected a Director pursuant to the terms of an agreement entered into with the Company resolving certain litigation between Mr. Mann and the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

     The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 1999 for all services rendered to the Company in each of the years 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                               ----------------------------------------- ------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
----------------------------------------------------------------------------------------------------------------------
                                                                               >
William L. Jenkins               1999        $137,140          -0-                           -0-             $1,216(1)
   President                     1998        $146,275          -0-          200,000          -0-             $1,216(1)
                                 1997        $110,000          -0-            -0-            -0-             $1,216(1)

Allen R. Neel                    1999        $ 92,761          -0-                           -0-             $8,400(2)
  Executive Vice President       1998        $131,334          -0-                           -0-             $8,400(2)
                                 1997        $ 78,500          -0-          80,000           -0-               -0-

---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)  Automobile allowance paid to Mr. Neel.

STOCK OPTION HOLDINGS AT DECEMBER 31, 1999.

     The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 1999 (such officers did not exercise any options during the most recent fiscal year).

                                                                                       VALUE OF UNEXERCISED
                                    NUMBER OF UNEXERCISED OPTIONS                      IN-THE-MONEY OPTIONS
                                        AT DECEMBER 31, 1999                         AT DECEMBER 31, 1999 (1)

         NAME                   EXERCISABLE              UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
------------------------ -------------------------- ------------------------- ------------------ --------------------
William L. Jenkins                100,000                   100,000                  -0-                 -0-
Allen R. Neel                      70,000                    10,000                  -0-                 -0-

----------------------------
(1)  Based on the closing sales price on December 31,1999 of $0.625.

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

     The Company has entered into three-year employment agreements terminating on April 1, 2003 with each of Allen R. Neel, Executive Vice-President and Danny
R. Thornton, Vice-President, Operations, of the Company. Mr. Neel is to receive base compensation of $135,000 per year. Mr. Thornton receives base compensation of $75,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter. In addition, the agreements provide for the grant to such employees of options to purchase 50,000 shares of the Company's Common Stock on execution of the agreements and 10,000 shares on each of the first three anniversary dates of the agreements, provided such persons continue to be employed by the Company, exercisable at a price of $2.625 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 29, 2000 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of February 29, 2000, the Company had 7,478,927 shares of Common Stock outstanding.


                                                                                        PERCENTAGE OF
                                                              NUMBER OF SHARES           OUTSTANDING
                       NAME AND ADDRESS (1)(2)                     OWNED                  SHARES(3)
              ------------------------------------------- ------------------------- -----------------------
              William L. Jenkins                                   410,000 (4)               5.2%

              Danny R. Thornton                                     80,666 (5)               1.1%

              Allen R. Neel                                         80,000 (5)               1.1%

              Charles E. Underbrink                              4,346,667 (8)              36.8%
              John L. Thompson
              777 Post Oak Blvd.
              Suite 950
              Houston, TX 77056

              St. James Capital Partners, L.P.
                and affiliates(6)
              777 Post Oak Boulevard - Suite 950                63,011,943                  89.4%

              Bendover Corp. (7)
              Alan W. Mann                                       3,314,235                  44.3%
              M. Dale Jowers

              1053 The Cliffs Blvd.
              Montgomery, TX 77356

              All Directors and Officers as a Group
                 (5 persons including the above) (8)            67,929,275 (4)(5)(6)        90.0%

-----------------------------------

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 3748 Highway #45 North, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 7,478,927 shares outstanding as of March 31, 2000, except as otherwise noted.
(4)  Includes 200,000 shares issuable on exercise of an option.

(5) Includes 80,000 shares issuable on exercise of an option at a price of $2.625 per share, of which 75,000 shares are immediately exercisable and an additional 12,500 shares will become exercisable on April 1, 2000 and each anniversary thereafter, provided, the employee remains employed by the Company.
(6) Includes shares issuable to St. James Capital Partners, LP and its affiliates on conversion of notes and exercise of warrants. See "Item 12. Certain Relationships and Related Transactions."
(7) Based on information contained in the Schedule 13D dated October 9, 1997. On October 9, 1997, the Company issued 647,569 shares and paid $586,000 in cash to purchase substantially all the assets of Diamondback Directional, Inc. (which corporation subsequently changed its name to Bendover Corp.). As of December 22, 1999, the Company issued an additional 2,666,666 shares to Bendover Corp as part of the consideration paid to resolve certain litigation. Messrs. Mann and Jowers each own approximately 42.5% of the outstanding capital stock of Bendover Corp.
(8) Also includes the shares held by St. James and the shares issuable on exercise of the vested portion of the options held by Messrs. Thornton and Neel.
(9) Includes 4,075,000 shares issuable upon exercise of options held by Messrs. Thompson and Underbrink as tenants in common and 271,667 shares issuable to Mr. Underbrink upon exercise of an option.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 9, 1998, the Messr. Danny R. Thornton, Allen R. Neel and Reese James, officers and employees of the Company, agreed to release their lien on the Company's receivables in exchange for confirmation by the Company of certain obligations to such persons which consist of (i) reimbursement of such persons for their legal fees and expenses incurred in connection with their efforts to recover from Monetary Advancement International Inc., and (ii) the agreement to make such persons whole by issuing stock of the Company having a value of $240,000, based on the bid price at the date of issuance, less any recovery from MAII.

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

     Commencing in June 1997 through December 17, 1999, the Company entered into a series of transactions with St. James, its affiliates and partners, whereby the Company sold to St. James on the following dates for an aggregate purchase price of $20.95 million, the following securities:

                    DATE                                     SECURITY                       PRINCIPAL AMOUNT
---------------------------------------------   ------------------------------------   -------------------------
June 6, 1997                                    9% Convertible Promissory Note              $2.0 million (1)
October 9, 1997                                 7% Convertible Promissory Note              $2.9 million (2)
January 23, 1998                                8% Convertible Promissory Note              $10.0 million(3)
October 30, 1998                                10% Convertible Promissory Note             $2.0 million (4)
February 18, 1999                               10% Convertible Promissory Note             $2.5 million (5)
December 17, 1999                               10% Convertible Promissory Note             $1.55 million (6)

               DATE                        NUMBER OF WARRANTS (7)(8)                     EXPIRATION DATE
------------------------------------    -------------------------------------------    ------------------------
June 6, 1997                                       2,442,000                               June 5, 2002

October 9, 1997                                    4,478,277                             October 10, 2002

January 23,1998                                   16,200,000                             January 23, 2003

October 30, 1998                                   4,000,000                             October 30, 2003

February 18, 1999                                  4,150,000                            February 18, 2004

December 17, 1999                                  3,075,000                            December 31, 2004

---------------------------

(1) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,667 shares of Common Stock.
(2) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,866,667 shares of Common Stock.
(3) Convertible at an exercise price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 13,333,333 shares of Common Stock.
(4) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,666 shares of Common Stock.
(5) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,333,333 shares of Common Stock.
(6) Convertible at a current conversion price of $0.75 per share, subject to anti-dilution adjustments, into an aggregate of 2,066,667 Shares of Common Stock.
(7) Each warrant represents the right to purchase one share of Common Stock at $0.75 per share, subject to anti-dilution adjustments.
(8)  As adjusted and subject to further anti-dilution adjustment.

     On each of June 6 and October 9, 1997, January 23 and October 30, 1998, February 18, 1999, and December 17, 1999 the Company entered into Purchase Agreements, and related notes, warrants and security documents (the "Agreements") with St. James or certain affiliated entities regarding the purchase of the securities described in the tables above. Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such Agreements contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated, as of March 31, 2000, to borrowings by the Company from Coast in the maximum aggregate amount of $25.0 million. The notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the tables above, subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect in which event the conversion price is reduced to the lower price at which such shares were issued. Pursuant to the Agreements, the Company agreed to issue to St. James for nominal consideration warrants to purchase shares of Common Stock of the Company exercisable at the prices set forth in the tables above, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise prices then in effect in which event the exercise price is reduced to the lower price at which such shares were issued. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James will be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and Coast, St. James could seek to foreclose against the collateral for the notes.

     In March 1998, St. James agreed to certain amendments to its agreements with the Company in connection with the Company's borrowings from Fleet Capital Corporation ("Fleet") to finance the completion of the acquisition of assets from Phoenix Drilling Services, Inc. Among other things, these amendments required St. James to extend the maturity date of $10.0 million of indebtedness owing to it from maturing in 18 months to maturing in 36 months, required St. James to fully subordinate the payment of principal and interest on the indebtedness owing to it to the prior payment in full of the Company's indebtedness to Fleet, and required St. James to refrain from selling shares of Common Stock of the Company below certain percentage levels of the Company's shares outstanding so long as the indebtedness remains owing to Fleet. In consideration for these amendments, the Company agreed to reduce the exercise and conversion prices of the common stock purchase warrants and note issued to St. James in January 1998 to $5.50 per share and to provide that in the event shares are issued by the Company thereafter at a price less than $5.50 per share such exercise and conversion prices will be reduced to a price equal to the price at which the shares are issued. The $5.50 price was based on a price at which the Company issued shares of Common Stock in a private placement in March 1998, at the time St. James agreed to the amendments to its agreements.

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

     In order to obtain the additional $1.5 million of subordinated borrowings necessary to complete the closing of the Company's Amended and Restated Loan Agreement with Fleet, on October 30, 1998, the Company entered into an agreement with SJMB, whereby SJMB agreed to purchase up to $2.0 million principal amount of the Company's convertible promissory note due on March 16, 2001. Such amount included a refinancing of the $500,000 loaned in July 1998 and provided $750,000 to the Company on October 30, 1998 to close the amended loan agreement with Fleet. Subject to the Company meeting certain conditions, SJMB agreed to loan an additional $750,000 to the Company, which funds were loaned on December 1, 1998. The note issued to SJMB is convertible into shares of the Company's Common Stock at an original conversion price of $2.25 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also agreed to issue to SJMB warrants to purchase shares of Common Stock exercisable at a price of $2.25 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward. Under the agreement with SJMB, warrants to purchase 1,333,333 shares of Common Stock were issued.

     On February 18, 1999, in order to obtain the additional $2.5 million of borrowings necessary to complete the closing under the Forebearance Agreement with Fleet, the Company entered into an agreement with SJMB to purchase up to $2.5 million principal amount of the Company's convertible promissory note due on March 16, 2001. The note is convertible into shares of the Company's Common Stock at an original conversion price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares are issued. The Company also issued warrants to purchase 2,075,000 shares of Common Stock exercisable at a price of $1.50 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares are issued and the number of shares issuable is adjusted upward.

     As a consequence of the issuance of the convertible notes and warrants to SJMB and others in December 1999 with conversion and exercise prices of $0.75, under the terms of the anti-dilution provisions of the outstanding convertible notes and warrants held by St. James, including certain of its affiliates and assignees, the conversion prices and exercise prices of those securities were reduced to $0.75 per share with the total number of shares issuable on conversion and exercise being adjusted upward to 58,936,942 shares.

     The ability of St. James and its affiliates to fully exercise or convert their warrants and notes is dependent upon an amendment to the Company's
Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 12,500,000 shares to 150,000,000 shares at the Company's forthcoming annual meeting of stockholders.

     During the years ended December 31, 1998 and 1999, the Company paid $902,012 and $0, respectively to St. James Capital Corp. for consulting fees.

     At December 31, 1999 SJMB held a significant ownership interest in Collins & Ware, Inc., which is a customer of the Company. Sales to Collins & Ware during 1999 were $2,993,470. The Company's sales to Collins & Ware, Inc., were no less favorable to the Company than its sales to other customers.

     On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity partially owned by John L. Thompson, a member of the Company's Board of Director's, for $200,000. As of March 31, 2000, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

     On December 22, 1999, the Company entered into a Compromise Agreement with Release with Bendover Company ("Bendover") whereby the parties compromised and settled their disputes arising out of the Company's acquisition of the assets of Diamondback Directional, Inc. in October 1997. Pursuant to the agreement, Bendover returned to the Company promissory notes aggregating $2.0 million principal amount and received in exchange 2,666,666 shares of the Company's Common Stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The note is collateralized by the same assets of the Company as collateralize the notes owing to St. James and is subject to a subordination agreement with Coast. The shares of Common Stock issued to Bendover have demand and piggyback registration rights pursuant to an agreement entered into with the Company. The agreement also provided for the election of Alan W. Mann, a principal stockholder of Bendover, as a Director of the Company, the payment of approximately $26,000 to Mr. Mann on account of outstanding claims against the Company, and the dismissal of the lawsuit between the Company and Bendover.

                           GLOSSARY OF INDUSTRY TERM

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

         10.26 Loan and Security Agreement by and between the Company and Coast Business Credit, a division of Southern Pacific Bank, dated as of January 24, 2000. (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15, 2000).

         10.27 Form of Agreement for Purchase and Sale dated as of December 17, 1999 between the Company and the Purchasers. (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15, 2000).

         10.28 Form of Promissory Note dated December 17, 1999. (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15, 2000).

         10.29.1 Compromise Agreement with Release dated December 22, 1999 among the Company, Bendover Company, Alan Mann and Michael Dale Jowers. (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15,
                        2000).

         10.30 Letter dated April 12, 2000 to the Company from SJCP, SJMB and Charles Underbrink

         21             Subsidiaries. The Company has no subsidiaries.

         27             Financial Data Schedule.
------------------------

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 12, 2000


                          BLACK WARRIOR WIRELINE CORP.


                 By:      /s/ William L. Jenkins
                          ---------------------------------
                          William L. Jenkins, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Capacity                             Date
---------                    --------                             ----

/s/ William L. Jenkins       President,  CEO and Director         April 12, 2000
-------------------------
William L. Jenkins


/s/ Ron E. Whitter           CFO                                  April 12, 2000
-------------------------
Ron E. Whitter


/s/ John L. Thomspon         Director                             April 12, 2000
-------------------------
John L. Thompson

/s/ Charles E. Underbrink    Director                             April 12, 2000
-------------------------
Charles E. Underbrink

/s/ Alan W. Mann             Director                             April 12, 2000
-------------------------
Alan W. Mann