Form 10-Q
period 2000-03-31
BLACK WARRIOR WIRELINE CORP
filed 2000-05-22
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)
         X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000; or
         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.

                         Commission File Number 0-18754


                          BLACK WARRIOR WIRELINE CORP.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               11-2904094
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S employer
 incorporation of organization)                              identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X             NO
                           ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 15, 2000, 7,478,927 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE COPR.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                       Page
                                                                                       ----
Item 1.           Financial Statements

                  Condensed Balance Sheets - March 31, 2000
                  and  December 31, 1999                                                3

                  Condensed Statements of Operations -
                  Three Months Ended March 31, 2000 and
                  March 31, 1999                                                        4

                  Condensed Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and
                  March 31, 1999                                                        5

                  Notes to Condensed Financial Statements -
                  Three Months Ended March 31, 2000 and
                  March 31, 1999                                                        6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        11

PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds                             15

Item 6.           Exhibits and Reports on Form 8-K                                      16

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
CONDENSED BALANCE SHEETS

                                                                    MARCH 31, 2000   DECEMBER 31, 1999
                              ASSETS                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents                                      $        35,600    $     2,425,808
    Short-term investments                                                  50,000             50,000
    Accounts receivable, less allowance for doubtful
        accounts of $ 982,281  and $ 1,006,068, respectively             5,541,398          4,971,251
    Prepaid expenses                                                       339,373            175,268
    Other receivables                                                      148,392            146,392
    Other current assets                                                   571,814            526,884
                                                                   ---------------    ---------------
                      Total current assets                               6,686,577          8,295,603
Land and building, held for sale                                           400,000            400,000
Inventories                                                              4,544,407          4,285,206
Property, plant, and equipment, less accumulated
    depreciation of $ 14,999,294 and $ 13,810,841                       19,407,304         19,457,361
Other assets                                                             1,392,758            604,649
Goodwill, less accumulated amortization of $ 385,505
  and $ 361,714, respectively                                            3,265,374          3,289,165
                                                                   ---------------    ---------------
                      Total assets                                 $    35,696,420    $    36,331,984
                                                                   ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                               $     2,700,408    $     6,936,572
    Accrued salaries and vacation                                          350,014            249,296
    Accrued interest payable                                               260,803          3,027,901
    Other accrued expenses                                               1,018,172            777,598
    Deferred revenue                                                       100,000            100,000
    Current maturities of notes payable to banks
    Notes payable to related parties                                     1,282,890          3,041,234
    Current maturities of long-term debt and capital
         lease obligations                                              13,189,776          8,391,346
                                                                   ---------------    ---------------
                      Total current liabilities                         18,902,063         22,523,947

Accrued interest payable                                                 3,395,727
Notes Payable to related parties                                        22,636,525         21,412,356
Long-term debt and capital lease obligations, less
     Current maturities                                                  7,805,872         10,542,555
                                                                   ---------------    ---------------
                      Total liabilities                                 52,740,187         54,478,858

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares
       authorized none issued at March 31, 2000 and
       December 31, 1999, respectively
     Common stock, $.0005 par value, 12,500,000 shares
       authorized; 7,478,927 and 4,812,260 shares issued
       and outstanding at March 31, 2000 and December 31,
       1999, respectively                                                    3,739              2,406
     Additional paid-in capital                                         15,758,248         13,316,081
     Accumulated deficit                                               (32,222,361)       (30,881,968)
    Treasury stock, at cost, 4,620 shares                                 (583,393)          (583,393)
                                                                   ---------------    ---------------
    Total stockholders' (deficit)                                      (17,043,767)       (18,146,874)
                                                                   ---------------    ---------------
                      Total liabilities and
                        stockholders' deficit                      $    35,696,420    $    36,331,984
                                                                   ===============    ===============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2000 and March 31, 1999

                                                           March 31, 2000            March 31, 1999
                                                            (Unaudited)                (Unaudited)
Revenues                                                    $ 8,276,366               $ 6,072,282

Operating costs                                               6,733,912                 5,554,290

Selling, general and administrative expenses                  1,509,212                   830,002

Depreciation and amortization                                 1,299,337                 1,323,357
                                                              ---------             -------------

       Net Loss  from operations                             (1,266,095)               (1,635,367)

Interest expense and amortization of debt discount             (996,040)                 (844,340)

Net Loss on sale of fixed assets                                     -0-                   (9,000)

Other income                                                     21,806                    20,761
                                                                -------                   -------

       Loss before extraordinary gain                        (2,240,329)               (2,467,946)

Extraordinary gain on extinguishments of debt,
   Net of income taxes of $0                                    899,936                        -0-
                                                                -------                        ---

       Net Loss                                            $ (1,340,393)             $ (2,467,946)
                                                           =============             =============

       Net Loss per common share- basic                          $(0.19)                   $(0.63)
                                                                 =======                   =======

       Net Loss per common share- diluted                        $(0.19)                   $(0.63)
                                                                 =======                   =======


Weighted average common shares outstanding                    7,151,963                 3,914,109
                                                              =========                 =========

Weighted average common shares outstanding
    with dilutive securities                                  7,151,963                 3,914,109
                                                              =========                 =========

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2000 and March 31, 1999

                                                             March 31, 2000           March 31, 1999
                                                               (Unaudited)              (Unaudited)
Cash used in operations:                                       $ (3,800,802)             $ (1,413,212)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment                (793,193)                 (223,605)
     Proceeds from sale of property, plant and equipment             26,000
     Acquisition of business, net of cash acquired                 (362,705)                      -0-
                                                               ------------              ------------
Cash used in investing activities:                               (1,155,898)                 (197,605)

Cash flows from financing activities:
     Debt issuance costs                                         (1,050,205)                  (37,868)
     Proceeds from bank and other borrowings                     20,733,733                 2,500,000
     Principal payments on long-term debt, notes payable
         and capital lease obligations                          (17,117,036)                 (394,209)
     Net payments on working revolver                                   -0-                (1,129,134)
                                                               ------------              ------------

Cash provided  by financing activities:                           2,566,492                   938,789

Net decrease in cash and cash equivalents                        (2,390,208)                 (672,028)
Cash and cash equivalents, beginning of period                    2,425,808                 1,041,242
                                                               ------------              ------------

Cash and cash equivalents, end of period                       $     35,600              $    369,214
                                                               ============              ============

Supplemental disclosure of cash flow information:

       Interest paid                                           $    313,036              $    498,862
       Income taxes paid                                       $          0              $          0

Supplemental disclosure of  noncash investing
  and financing activities:
     Stock issued to related party as consideration for
           Promissory note (Note 1)                            $  2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant & equipment              $     78,501
     Stock warrants issued in conjunction with notes payable
           to related party                                    $    143,500              $     20,750
     Stock issued as consideration for option to purchase
           Company                                             $     65,000
    Note Payable released by related party                     $    300,000


          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial positions of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling and downhole surveying services, and (c) workover services. Since November 1996, the Company completed eight acquisitions, the most recent of which was the acquisition of the measurement while drilling ("MWD") assets of Measurement Specialists, Inc. ("MSI").

RECENT RECAPITALIZATION

         On January 24, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast") pursuant to which it is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan, an additional $2.0 million is a term loan, and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables. On February 15, 2000, the Company borrowed an aggregate of $15.6 million pursuant to the Loan Agreement. The proceeds were used to repay the Company's former senior secured lender in the amount of $13.5 million, to repay other indebtedness aggregating $1.5 million, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable. In addition, commencing on December 17, 1999 and during the first quarter of 2000, the Company sold to private investors $7.0 million principal amount of convertible promissory notes due on January 15, 2001 and warrants to purchase 28.7 million shares of Common Stock. All of the Company's remaining indebtedness is subordinated to the indebtedness owing to Coast.

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,666 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum.

         On March 1, 2000 the Company exercised its option and purchased the assets of MSI. The Company paid the outstanding notes payable related to the acquired assets of approximately $363,000.


2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              For the Three Months                          For the Three Months
                                              Ended March 31, 2000                          Ended March 31, 1999
                                --------------------------------------------     ---------------------------------------------
                                     Loss            Shares         Per Share       Income         Shares        Per Share
                                   Numerator       Denominator       Amount        Numerator     Denominator      Amount
                                ----------------------------------------------------------------------------------------------
Net income (loss)               $ (1,340,393)                                     $(2,467,946)
                                =============                                     ============
BASIC EPS
Income (loss) available
    to common
    shareholders                $(1,340,393)         7,151,963       $(0.19)      $(2,467,946)         3,914,109       $(0.63)
                                ----------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities

DILUTED EPS
Income (loss) available
    to common
    shareholders                $(1,340,393)         7,151,963       $(0.19)      $(2,467,946)         3,914,109       $(0.63)
                               -----------------------------------------------------------------------------------------------

         Options and warrants to purchase 63,531,394 and 19,539,747 shares of common stock at prices ranging from $0.75 to $8.01 in 2000 and $1.50 to $8.01 in 1999 were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

          Convertible debt instruments which would result in the issuance of 35,200,000 and 12,933,333 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share and remained outstanding at March 31, 2000.

3.       INVENTORIES

         Inventories consist of tool components, subassemblies, and expendable parts and supplies used in all segments of the Company's operations. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

         The Company and certain of its officers and directors are respondents in an arbitration proceeding commenced by Monetary Advancements International, Inc. before the American Arbitration Association in New York, New York. The claimant seeks to recompense against the Company and other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for services allegedly rendered. The respondents have submitted an answer and counterclaims and have initiated a Court proceeding seeking partial stay of the arbitration proceeding. Management believes the ultimate outcome of these actions will not have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company is also a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


5.     SEGMENT AND RELATED INFORMATION

         At March 31, 2000, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ending March 31, 2000 included Burlington Resources, Collins & Ware, Inc., Denbury Management and Chevron USA.

       DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter hydrocarbon producing zone directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability . The second business unit engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ending March 31, 2000 included Swift Energy, Clayton Williams, Collins & Ware, Inc. and Tom Brown, Inc.

       WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended March 31, 2000 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1999. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 2000 and 1999 is as follows:


                                                                           WORKOVER
                                                      DIRECTIONAL             AND
       2000                         WIRELINE            DRILLING           COMPLETION                TOTAL
                                 --------------------------------------------------------------------------
Segment revenues                 $   4,353,486       $   3,626,146         $ 296,734        $   8,276,366
Segment EBITDA                   $     439,650       $     186,915         $  25,876        $     652,441

                                                                           WORKOVER
                                                      DIRECTIONAL             AND
       1999                         WIRELINE            DRILLING           COMPLETION                TOTAL
                                 --------------------------------------------------------------------------
Segment revenues                 $  3,554,374        $  2,191,878          $ 326,030        $  6,072,282
Segment EBITDA                         83,783             (35,052)            51,297             100,028


The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three months ended March 31, 2000 and 1999 is presented as follows:


EBITDA                                           2000                 1999
Total segment EBITDA                       $      652,441        $     100,028
Depreciation and amortization                  (1,299,337)          (1,323,357)
Unallocated corporate expense                    (619,199)            (412,038)
                                          ----------------    -----------------

     Income (loss) from operations          $  (1,266,095)        $ (1,635,367)
                                           ===============      ==============


6.             RELATED PARTY TRANSACTIONS

         The Company opened a wireline facility in South Texas in January 1999 primarily to service a customer who has some common ownership with the Company. During the three months ended March 31, 2000, this customer accounted for approximately 6.25% of total revenues.

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

7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,666 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum.

         As of March 31, 2000, the Company's certificate of incorporation permits it to issue up to 12,500,000 shares of common stock of which 7,478,927 shares were issued and outstanding. The Company has outstanding at March 31, 2000 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 98,731,393 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, the Company has an insufficient number of shares of common stock authorized for issuance in the event all its outstanding warrants and options were exercised and convertible securities were converted.

         The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $37.9 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $17.2 of indebtedness secured by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets.


8.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         During the first quarter of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $899,936. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $899,936, net of income taxes of $0. An additional $300,000 of related party debt was waived and recorded as an increase in additional paid in capital.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On January 24, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast") pursuant to which it is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan, an additional $2.0 million is a term loan, and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables. On February 15, 2000, the Company borrowed an aggregate of $15.6 million pursuant to the Loan Agreement. The proceeds were used to repay the Company's former senior secured lender in the amount of $13.5 million, to repay other indebtedness aggregating $1.5 million, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable. In addition, commencing on December 17, 1999 and during the first quarter of 2000, the Company sold to private investors $7.0 million principal amount of convertible promissory notes due on January 15, 2001 and warrants to purchase 28.7 million shares of Common Stock. All of the Company's remaining indebtedness is subordinated to the indebtedness owing to Coast.

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


RESULTS OF OPERATIONS. THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         The following table sets forth the Company's revenues from its three principal lines of business for the three months ended March 31, 2000 and 1999 respectively:

                                                                         Three Months Ended
                                                          ------------------------------------------
                                                                    3/31/00              03/31/99
-----------------------------------------------------------------------------------------------------
Wireline                                                         $ 4,353,486           $ 3,554,374
Directional Drilling                                               3,626,146             2,191,878
Workover and Completion                                              296,734               326,030
                                                          ------------------------------------------
                                                                 $ 8,276,366           $ 6,072,282

         Total revenues increased by approximately $2.2 million to approximately $8.3 million for the three months ended March 31, 2000 as compared to total revenues of approximately $6.1 million for the three months ended March 31, 1999. The increase in directional drilling revenues was the result of increased demand for the Company's services and upward pressure on pricing that began in the latter half of 1999. The Company's wireline revenues also were affected by increases in demand and commodity pricing.

         Operating costs increased by approximately $1.2 million for the three months ended March 31, 2000, as compared to the same period of 1999. Operating costs were 81.4% of revenues for the three months ended March 31, 2000 as compared with 91.5% of revenues in the same period in 1999. The increase was primarily the result of the higher overall level of activities in the first quarter of 2000 compared with 1999. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $483,000 for the three months ended March 31, 2000, as compared to the same period in 1999, while the total number of employees increased from 221 at March 31, 1999 to 266 at March 31, 2000. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses increased by $679,000 from $830,002 in the three months ended March 31, 1999 to $1.5 million in the three months ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 13.7% in the three months ended March 31, 1999 to 18.2% in 2000, primarily as a result of bad debt recoveries in 1999 as well as increases in loan administrative costs, bad debts and insurance expenses during 2000.

         Depreciation and amortization decreased from $1,323,357 in the three months ended March 31, 1999, or 21.8% of revenues, to approximately $1.3 million in 2000 or 15.7% of revenues, primarily because of the lower net asset base of depreciable properties in the three month period ended March 31, 2000 over the same period in 1999.

         Interest expense and amortization of debt discount increased by $152,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This was directly related to the increased amounts of indebtedness outstanding in 2000. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         During the first quarter of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $899,936. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $899,936, net of income taxes of $0.


LIQUIDITY AND CAPITAL RESOURCES


         Cash used by the Company's operating activities was approximately $3.8 million for the three months ended March 31, 2000 as compared to cash used of $1.4 million for the same period in 1999. Investing activities used cash of $1.2 million during the three months ended March 31, 2000 for the acquisition of property, plant and equipment and businesses, net of cash acquired. During the three months ended March 31, 1999, investing activities used cash of approximately $224,000 for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of $26,000 from the sale of fixed assets. Financing activities provided net cash of $2.8 million from the proceeds from bank and other borrowings of approximately $20.8 million during the three months ended March 31, 2000 offset by principal payments on bank and other borrowings and capital leases of $17.1 million and $1.1 million of costs related to debt issuance. For the same period in 1999 financing activities provided net cash of approximately $2.5 million from the proceeds from bank and other borrowings offset by principal payments on bank and other borrowings and capital lease obligations and net payments on working capital revolving loan of $1.5 million and $37,868 of costs related to debt issuances.

         Cash at March 31, 2000 was $35,600 as compared with cash at March 31, 1999 of approximately $369,000.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $17.2 million at March 31, 2000, owed to Coast, other indebtedness of approximately $7.1 million, and $20.9 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates and certain of its limited partners. For the quarter ended March 31, 2000, the Company failed to meet the debt service ratio test under the Loan Agreement with Coast. The Company has requested and received a waiver of compliance with the covenant at March 31, 2000.

         The Company's obligations under the Loan Agreement with Coast are collateralized by a senior lien and security interest in substantially all of the Company's assets. Principal and interest under the Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's obligations under the Loan Agreement, subject to certain limitations. The guaranty of St. James is backed by a pledge of certain securities owned by it, subject to certain limitations. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and the accuracy of the Company's representations and warranties in the Loan Agreement.

         By virtue of such guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from SJCP and SJMB, L.L.C. ("SJMB"), as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligations to Coast, and such person have advised the Company of their willingness and ability to meet such obligations. Mr. Underbrink's liability is limited to no more than $5.0 million. Such persons have further advised the Company of their willingness and ability to support the Company's operations at least through January 2, 2001 and in that connection have waived any default that may occur on indebtedness owing to them through April 12, 2000.

         Management may also seek to raise additional capital in conjunction with the Company's recent recapitalization, which may be either debt or equity capital or a combination thereof. Management expects that, upon conclusion of such a capital infusion, its indebtedness owing to St. James Capital Partners, L.P. and its affiliates and certain of its limited partners will be long-term or converted into equity securities.

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed in late1999 and the first quarter of 2000, the implementation of the foregoing plan together with the cost reduction program implemented in 1998, should enable the Company to operate without a further deterioration of its liquidity condition and enable it to benefit from the improved market for its services.

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

         The Company's recent recapitalization and its Loan and Security Agreement with Coast are described in Item 1 and Item 6, respectively, of its Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $37.9 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $17.2 million of indebtedness secured by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets.


INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the maintenance of current price levels for oil and gas, pricing in the oil and gas services industry, the ability of the Company to compete in the premium services market, the decisions by oil and gas producers to make commitments to engage in oil and natural gas well enhancements, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirement and to obtain additional financing, the ability of the Company to successfully implement its business strategy, the ability of the Company to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry and other factors could have a material adverse effect on the Company. The Company is substantially dependent upon its ability to implement its plan for addressing its financial situation, as described above, for its ability to continue its operations as presently constituted. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy . Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.



PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the period through February 14, 2000, the Company sold $7.0 million principal amount of convertible promissory notes (the "Notes") due on January 15, 2001 and warrants ("Warrants") to purchase 28.7 million shares of Common Stock. The Notes and Warrants were purchased by 47 "accredited investors," (the "Purchasers") as defined in Regulation D under the Securities Act of 1933, as amended. Payment of principal and interest on the Notes is collateralized by substantially all the assets of the Company, subject, however, to the terms of a subordination agreement between the Purchasers and the Company's senior secured lender, Coast Business Credit, a division of Southern Pacific Bank. The Notes bear interest at 10% per annum through September 30, 2000 and thereafter at the rate of 15% per annum and are convertible into shares of the Company's Common Stock at a conversion price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares were issued. The Warrants are exercisable at a price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares were issued and the number of shares issuable is adjusted upward. The shares issuable on conversion of the Notes and exercise of the Warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Notes contain various affirmative and negative covenants, including, among others, a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the Purchasers. Events of default under the Notes include, among other events, (i) a default in the payment of principal or interest on the Notes; (ii) a default in the performance of any covenant of the Note Purchase Agreement or other agreement entered into in connection therewith and the failure to cure such default; (iii) any representation or warranty of the Company in the Note Purchase Agreement or other agreement entered into in connection therewith being untrue in any material respect and such default remains uncured; (iv) the Company defaults in the payment when due or by acceleration of any other indebtedness having an aggregate principal amount outstanding in excess of $100,000 and such default remains uncured; (v) a judgment for the payment of money in excess of $100,000 is entered against the Company; and (vi) the commencement of certain bankruptcy or insolvency proceedings. If an event of default occurs, the Notes may become immediately due and payable. The securities were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof and Regulation D there under.






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

                                         BLACK WARRIOR WIRELINE CORP.
                                         ----------------------------
                                                 (Registrant)


Date:  May 15,  2000                         /S/  William L. Jenkins
                                         --------------------------------
                                                 William L. Jenkins
                                        President and Chief Executive Officer


                                                /S/ Ronald Whitter
                                         --------------------------------
                                                   Ronald Whitter
                                             Principal Financial Officer