Form 10QSB
period 2000-06-30
BLACK WARRIOR WIRELINE CORP
filed 2000-08-21
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         X Quarterly Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the quarterly period ended June 30, 2000;
            or
            Transition  report pursuant to Section 13 or 15(d) of the Securities
        --- Exchange Act of 1934 for the transition period from       to       .
                                                               -------  --------

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

                                    YES     X             NO
                                         --------           -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 10, 2000, 7,478,927 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION



                                                                                               Page
                                                                                               ----
Item 1.           Financial Statements

                  Condensed Balance Sheets - June 30, 2000
                  and  December 31, 1999                                                         3

                  Condensed Statements of Operations -
                  Three Months Ended June 30, 2000 and
                  June 30, 1999                                                                  4

                  Condensed Statements of Operations -
                  Six Months Ended June 30, 2000 and
                  June 30, 1999                                                                  5

                  Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and
                  June 30, 1999                                                                  6

                  Notes to Condensed Financial Statements -
                  Six Months Ended June 30, 2000 and
                  June 30, 1999                                                                  7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 13

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                              19


PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS


                                                                                   JUNE 30, 2000         DECEMBER 31, 1999
                           ASSETS                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                      $    509,457            $  2,425,808
    Short-term investments                                                               50,000                  50,000
    Accounts receivable, less allowance for doubtful
        accounts of $ 992,881  and $ 1,006,068, respectively                          7,299,000               4,971,251
    Prepaid expenses                                                                    440,994                 175,268
    Other receivables                                                                   150,967                 146,392
    Other current assets                                                                630,844                 526,884
                                                                                   ------------            ------------
                      Total current assets                                            9,081,262               8,295,603
Land and building, held for sale                                                        400,000                 400,000
Inventories                                                                           4,641,356               4,285,206
Property, plant, and equipment, less accumulated
    depreciation of $ 16,233,271 and $ 13,810,841                                    18,932,764              19,457,361
Other assets                                                                          1,276,951                 604,649
Goodwill, less accumulated amortization of $ 385,505
  and $361,714, respectively                                                          3,241,475               3,289,165
                                                                                   ------------            ------------
                      Total assets                                                 $ 37,573,808            $ 36,331,984
                                                                                   ============            ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                               $  3,321,378            $  6,936,572
    Accrued salaries and vacation                                                       364,051                 249,296
    Accrued interest payable                                                          4,206,535               3,027,901
    Other accrued expenses                                                              942,632                 777,598
    Deferred revenue                                                                    100,000                 100,000
    Notes payable to related parties                                                 25,797,540               3,041,234
    Current maturities of long-term debt and capital
         lease obligations                                                           21,218,834               8,391,346
                                                                                   ------------            ------------
                      Total current liabilities                                      55,950,970              22,523,947

Notes Payable to related parties                                                                             21,412,356
Long-term debt and capital lease obligations, less
     Current maturities                                                                                      10,542,555
                                                                                   ------------            ------------
                       Total liabilities                                             55,950,970              54,478,858

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized none issued at June 30, 2000 and December 31, 1999,
         respectively
     Common stock, $.0005 par value, 12,500,000 shares authorized;
       7,478,927 and 4,812,260 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                               3,739                   2,406
     Additional paid-in capital                                                      15,828,958              13,316,081
     Accumulated deficit                                                            (33,626,466)            (30,881,968)
    Treasury stock, at cost, 4,620 shares                                              (583,393)               (583,393)
    Total stockholders' (deficit)                                                   (18,377,162)            (18,146,874)
                                                                                   ------------            ------------
                      Total liabilities and stockholders' deficit                  $ 37,573,808            $ 36,331,984
                                                                                   ============            ============


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2000 and June 30, 1999


                                                                      June 30, 2000            June 30, 1999
                                                                       (Unaudited)              (Unaudited)

Revenues                                                               $ 9,458,689               $ 7,261,416

Operating costs                                                          6,981,658                 5,409,635

Selling, general and administrative expenses                             1,479,282                 2,503,561

Depreciation and amortization                                            1,266,775                 1,138,553
                                                                       -----------               -----------

       Net Loss  from operations                                          (269,026)               (1,790,333)

Interest expense and amortization of debt discount                      (1,241,013)                 (842,987)

Net Loss on sale of fixed assets                                               -0-                     1,737

Other income                                                                37,295                     7,868
                                                                       -----------               -----------

       Loss before extraordinary gain                                   (1,472,744)               (2,623,715)

Extraordinary gain on extinguishments of debt,
   Net of income taxes of $0                                                68,639                       -0-
                                                                       -----------               -----------

       Net Loss                                                        $(1,404,105)              $(2,623,715)
                                                                       ===========               ===========

       EARNINGS PER COMMON SHARE
       Loss before extraordinary item                                  $     (0.20)              $     (0.62)
       Extraordinary item                                              $      0.01                        --
                                                                       -----------               -----------
       Net Loss                                                        $     (0.19)              $     (0.62)
                                                                       ===========               ===========

       EARNINGS PER COMMON SHARE - ASSUMING DILUTED
       Loss before extraordinary item                                  $     (0.20)              $     (0.62)
       Extraordinary item                                              $      0.01                        --
                                                                       -----------               -----------
       Net Loss                                                        $     (0.19)              $     (0.62)

Weighted average common shares outstanding                               7,474,307                 4,199,619
                                                                       ===========               ===========

Weighted average common shares outstanding
    with dilutive securities                                             7,474,307                 4,199,619
                                                                       ===========               ===========



          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2000 and June 30, 1999


                                                             June 30, 2000            June 30, 1999
                                                              (Unaudited)              (Unaudited)

Revenues                                                     $ 17,735,055              $ 13,333,698

Operating costs                                                13,715,561                10,963,925

Selling, general and administrative expenses                    2,988,503                 3,333,563

Depreciation and amortization                                   2,566,112                 2,461,910
                                                             ------------              ------------

       Net Loss  from operations                               (1,535,121)               (3,425,700)

Interest expense and amortization of debt discount             (2,237,053)               (1,687,327)

Net Loss on sale of fixed assets                                      -0-                    (7,263)

Other income                                                       59,101                    28,629
                                                             ------------              ------------

       Loss before extraordinary gain                          (3,713,073)               (5,091,661)

Extraordinary gain on extinguishments of debt,
   Net of income taxes of $0                                      968,575                       -0-
                                                             ------------              ------------

       Net Loss                                              $ (2,744,498)             $ (5,091,661)
                                                             ============              ============

       EARNINGS PER COMMON SHARE
       Loss before extraordinary item                        $      (0.51)             $      (1.26)
       Extraordinary item                                    $       0.13                        --
                                                             ------------              ------------
       Net Loss                                              $      (0.38)             $      (1.26)
                                                             ============              ============

       EARNINGS PER COMMON SHARE -  DILUTED
       Loss before extraordinary item                        $      (0.51)             $      (1.26)
       Extraordinary item                                    $       0.13                        --
                                                             ------------              ------------
       Net Loss                                              $      (0.38)             $      (1.26)
                                                             ============              ============

Weighted average common shares outstanding                      7,298,483                 4,056,864
                                                             ============              ============

Weighted average common shares outstanding
    with dilutive securities                                    7,298,483                 4,056,864
                                                             ============              ============



          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and June 30, 1999




                                                                               June 30, 2000         June 30, 1999
                                                                                (Unaudited)           (Unaudited)
Cash used in operations:                                                       $ (4,603,246)         $   (663,514)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment                              (1,535,128)             (883,977)
     Proceeds from sale of property, plant and equipment                                                   30,400
     Acquisition of business, net of cash acquired                                 (362,705)                  -0-
                                                                               ------------          ------------
Cash used in investing activities:                                               (1,897,833)             (853,577)

Cash flows from financing activities:
     Debt issuance costs                                                         (1,050,205)             (152,086)
     Proceeds from bank and other borrowings                                     20,766,981             3,149,371
     Principal payments on long-term debt, notes payable
         and capital lease obligations                                          (18,137,262)             (694,984)
     Net draws (payments) on working revolver                                     3,005,214            (1,616,040)
                                                                               ------------          ------------

 Cash provided  by financing activities:                                          4,584,728               686,261

Net decrease in cash and cash equivalents                                        (1,916,351)             (830,830)
Cash and cash equivalents, beginning of period                                    2,425,808             1,041,242
                                                                               ------------          ------------

Cash and cash equivalents, end of period                                       $    509,457          $    210,412
                                                                               ============          ============

Supplemental disclosure of cash flow information:

       Interest paid                                                           $    876,642          $    778,020
       Income taxes paid                                                       $          0          $          0

Supplemental disclosure of  noncash investing and financing activities:
     Stock issued to related party as consideration for
           Promissory note (Note 1)                                            $  2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant & equipment                                                    $    107,527
     Stock warrants issued in conjunction with notes payable
           to related party                                                    $    143,500          $     20,750
     Stock issued as consideration for option to purchase
           Company
                                                                                                     $     65,000
    Note Payable released by related party resulting in
          an increase to Additional paid-in capital                            $    300,000
    Stock Issued as compensation                                                                     $    914,807



          See accompanying notes to the condensed financial statements.

                               BLACK WARRIOR WIRELINE CORP.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial positions of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling and downhole surveying services, and (c) workover services. Since November 1996, the Company completed eight acquisitions, the most recent of which was the acquisition of the measurement while drilling ("MWD") assets of Measurement Specialists, Inc. ("MSI") on March 1, 2001.

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

         Under its Term Loan with Coast, the Company is obligated to repay the loan over a period of seventy-two months, commencing February 15, 2000, plus interest on the then outstanding balance. In addition, on the last day of each month during the first year following the closing of the loan, the Company is obligated to make principal payments in the amount of fifty percent of its Excess Cash Flow (as defined) during the immediately preceding month, and thereafter, the Company is required to make principal payments in the amount of forty percent of its Excess Cash Flow during the immediately preceding month. In the event the actual amount of the Excess Cash Flow during the three (3) months ended July 31, 2000 was less than the projected amount of the Company's cash flow as presented to Coast, then on August 31, 2000, the Company is required to make a principal payment equal to fifty percent of the difference of such projected amount minus the actual amount. "Excess Cash Flow" during any month means the EBITDA of the Company during such month, minus the sum of (1) principal and interest payments made by the Company during such month, plus (2) taxes paid by the Company in cash during such month. The Company anticipates that by virtue of such provision, and on the basis of operations through July 31, 2000, a payment to Coast will be required. The actual amount of such payment is as yet undetermined but is anticipated to be not less than approximately $500,000. It is anticipated that such payment will be made from the Company's cash resources or additional borrowings from St. James Capital Partners, L.P. or its affiliates (see Note 9.).

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

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                              For the Three Months                            For the Three Months
                                               Ended June 30, 2000                             Ended June 30, 1999
                                ---------------------------------------------    -----------------------------------------------

                                     Loss            Shares         Per Share      Loss              Shares         Per Share
                                   Numerator       Denominator       Amount      Numerator         Denominator       Amount
                                -----------------------------------------------------------------------------------------------


Loss before extraordinary item  $ (1,472,744)                                     $ (2,623,715)
                                =============                                     =============
BASIC EPS

Loss available
    to common                   $ (1,472,744)      7,474,307      $ (0.20)        $ (2,623,715)      4,199,619       $ (0.62)
    shareholders                -----------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities

DILUTED EPS
Loss available
    to common                   $ (1,472,744)      7,474,307      $ (0.20)        $ (2,623,715)      4,199,619       $ (0.62)
    shareholders                -----------------------------------------------------------------------------------------------




                                               For the Six Months                             For the Six Months
                                               Ended June 30, 2000                             Ended June 30, 1999
                                ---------------------------------------------    ----------------------------------------------
                                     Loss            Shares         Per Share      Loss              Shares         Per Share
                                   Numerator       Denominator       Amount      Numerator         Denominator       Amount
                                -----------------------------------------------------------------------------------------------
Loss before extraordinary item  $ (3,713,073)                                     $ (5,091,661)
                                =============                                     =============
BASIC EPS
Loss available
    to common                   $ (3,713,073)      7,298,483      $ (0.51)        $ (5,091,661)      4,056,864       $ (1.26)
    shareholders                -----------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities
DILUTED EPS
Loss available
    to common                   $ (3,713,073)      7,298,483      $ (0.51)        $ (5,091,661)      4,056,864       $ (1.26)
    shareholders                -----------------------------------------------------------------------------------------------



         Options and warrants to purchase 63,531,394 and 19,559,474 shares of common stock at prices ranging from $0.75 to $8.01 in 2000 and $1.31 to $8.01 in 1999 were outstanding during the three and six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7.).

          Convertible debt instruments which would result in the issuance of 35,200,000 and 12,933,333 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share and remained outstanding at June 30, 2000 (see note 7.).

3.       INVENTORIES

         Inventories consist of tool components, subassemblies, and expendable parts and supplies used in all segments of the Company's operations. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

         The Company and certain of its officers and directors are respondents in an arbitration proceeding commenced by Monetary Advancements International, Inc. before the American Arbitration Association in New York, New York. The claimant seeks to recompense against the Company and other named respondents for the alleged failure to pay compensation in the form of shares of stock of the Company for services allegedly rendered. The respondents have submitted an answer and counterclaims and have initiated a Court proceeding seeking partial stay of the arbitration proceeding. Management believes the ultimate outcome of these actions will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

       The Company is also a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

5.     SEGMENT AND RELATED INFORMATION

       At June 30, 2000, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2000 included Burlington Resources, Denbury Management and Chevron USA.

       DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter hydrocarbon producing zone directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability . The second business unit engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2000 included Swift Energy, Clayton Williams, Collins & Ware, Inc. and Tom Brown, Inc.

       WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended June 30, 2000 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1999. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:

          Three months ended June 30, 2000


                                                                           WORKOVER
                                                      DIRECTIONAL            AND
                                       WIRELINE        DRILLING           COMPLETION         TOTAL
                                    -----------------------------------------------------------------

          Segment revenues          $ 4,501,234       $ 4,668,297          $ 289,158       $ 9,458,689
          Segment EBITDA            $   181,423       $   802,719          $  35,897       $ 1,020,039



          Three months ended June 30,1999

                                                                           WORKOVER
                                                      DIRECTIONAL            AND
                                       WIRELINE        DRILLING           COMPLETION         TOTAL
                                    -----------------------------------------------------------------


          Segment revenues          $ 4,706,198       $ 2,246,731         $ 308,487       $ 7,261,416
          Segment EBITDA            $   949,154       $    12,360         $  24,983       $   986,497


          Six months ended June 30, 2000


                                                                           WORKOVER
                                                      DIRECTIONAL            AND
                                       WIRELINE        DRILLING           COMPLETION         TOTAL
                                    -----------------------------------------------------------------

          Segment revenues          $ 8,854,720       $ 8,294,443         $ 585,892       $17,735,055
          Segment EBITDA            $   621,073       $   989,634         $  61,773       $ 1,672,480


          Six months ended June 30, 1999


                                                                           WORKOVER
                                                      DIRECTIONAL            AND
                                       WIRELINE        DRILLING           COMPLETION         TOTAL
                                    -----------------------------------------------------------------


          Segment revenues          $ 8,260,572       $ 4,438,609         $ 634,517       $13,333,698
          Segment EBITDA            $ 1,032,937       $   (22,692)        $  76,280       $ 1,086,525



The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three months ended June 30, 2000 and 1999 is presented as follows:

Three months ended June 30:

                                                      2000             1999
Total segment EBITDA                            $ 1,020,039        $   986,497
Depreciation and amortization                    (1,200,710)        (1,138,553)
Unallocated corporate expense                       (88,355)        (1,638,277)
                                                -----------        -----------

     Loss from operations                       $  (269,026)       $(1,790,333)
                                                ===========        ===========

Six months ended June 30:

                                          2000         1999
Total segment EBITDA                  $ 1,672,480   $ 1,086,525
Depreciation and amortization          (2,500,029)   (2,461,910)
Unallocated corporate expense            (707,572)   (2,050,315)
                                      -----------   -----------

     Loss from operations             $(1,535,121)  $ (3,425,700)
                                      ===========   ============


6.     RELATED PARTY TRANSACTIONS

       The Company opened a wireline facility in South Texas in January 1999 primarily to service a customer who has some common ownership with the Company. During the three and six months ended June 30, 2000, this customer accounted for approximately 0.61% and 4.41% of total revenues, respectively.

       On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of June 30, 2000, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

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

       As of June 30, 2000, the Company's certificate of incorporation permits it to issue up to 12,500,000 shares of common stock of which 7,478,927 shares were issued and outstanding. The Company has outstanding at June 30, 2000 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 98,731,393 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, the Company has an insufficient number of shares of common stock authorized for issuance in the event all its outstanding warrants and options were exercised and convertible securities were converted.

       The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $37.9 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $19.4 million of indebtedness collaterilized by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets.

8.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         During the first and second quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $68,639 and $968,575 for the three and six months ended June 30, 2000. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $68,639 and $968,575, net of income taxes of $0, for the three and six months ended June 30,2000. An additional $300,000 of related party debt was waived and recorded as an increase in additional paid-in capital.

9.       DEFAULTS UPON SENIOR SECURITIES

         For the quarter ended June 30, 2000, the Company failed to meet the debt service ratio test under the Loan Agreement with Coast. The Company is in the process of negotiating revised covenants with Coast based on current operating trends. The Company expects to have ongoing discussions with Coast regarding the default and intends to seek to amend the terms of the debt service ratio test, among other provisions, and continue to seek to obtain a waiver of the default from Coast. There can be no assurance that a waiver will be forthcoming. As a consequence of this default and under the cross default provisions of the Company's other indebtedness, the Company's indebtedness to Coast as well as SJCP and others has been shown as currently due on the Company's condensed balance sheet at June 30, 2000.

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

                  The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. Much of the activity increase from the exploration and production side of the industry during the latter half of 1999 was in the area of infield recovery of properties shut-in as a result of depressed commodity prices. These infield recovery efforts were those that would provide the least capital expenditure, least risk of capital and would result in a more rapid improvement of cash flow streams due to higher commodity pricing. With the continued increase of commodity prices and anticipated price stability along with the Company's debt refinancing, the Company believes it is positioned to experience a continued increase in demand for its services due in large part to the broad base of services offered. While the aforementioned factors are expected to continue to increase the Company's revenues, there can be no assurance that the Company will experience any material increase in the demand for and utilization of its services. The Company's plan for an improvement in its financial condition is subject to its ability to participate in improved revenues for the oil and gas service segment of the industry resulting from the improvement in oil and natural gas commodity prices. There can be no assurance that the Company will experience a sufficient increase in its revenues so as to materially benefit its current financial condition.

RESULTS OF  OPERATIONS.  THREE   MONTHS  ENDED  JUNE 30, 2000  COMPARED TO THREE
MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         The following table sets forth the Company's revenues from its three principal lines of business for the three and six months ended June 30, 2000 and 1999 respectively:



                                        Three Months Ended                  Six Months Ended
                                    6/30/00           6/30/99         6/30/00           6/30/99
-------------------------------------------------------------------------------------------------
Wireline                         $ 4,501,234       $ 4,706,198     $ 8,854,720       $ 8,260,572
Directional Drilling               4,668,297         2,246,731       8,294,443         4,438,609
Workover and Completion              289,158           308,487         585,892           634,517
                                 ----------------------------------------------------------------
                                 $ 9,458,689       $ 7,261,416     $17,735,055       $13,333,698



         Total revenues increased by approximately $2.2 million to approximately $9.5 million for the three months ended June 30, 2000 as compared to total revenues of approximately $7.3 million for the three months ended June 30, 1999. Total revenues increased by approximately $4.4 million to approximately $17.7 million for the six months ended June 30, 2000 as compared to revenues of approximately $13.3 million the six months ended June 30, 1999. The increase in directional drilling revenues was the result of increased demand for the Company's services and upward pressure on pricing that began in the latter half of 1999. The Company's wireline revenues also were affected by increases in demand and commodity pricing.

         Operating costs increased by approximately $1.6 million for the three months ended June 30, 2000, as compared to the same period of 1999. Operating costs were 73.8% of revenues for the three months ended June 30, 2000 as compared with 74.5% of revenues in the same period in 1999. Operating costs increased by approximately $2.8 million for the six month ended June 30, 2000, as compared to the same period in 1999. Operating costs were 77.3% of revenues for the six months ended June 30, 2000 as compared with 82.2% of revenues in the same period in 1999. The increase in operating costs was primarily the result of the higher overall level of activities in the three and six months ended June 30, 2000 compared with 1999. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $573,000 for the three months ended June 30, 2000, as compared to the same period in 1999, while the total number of employees increased from 226 at June 30, 1999 to 281 at June 30, 2000. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses decreased by approximately$1,024,000 from $2.5 million in the three months ended June 30, 1999 to $1.5 million in the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 34.5% in the three months ended June 30, 1999 to 15.6% in 2000, primarily as a result of an expense of approximately $915,000 recognized in the second quarter of 1999 related to 770,364 common shares issued to certain persons who purchased shares of the Company's common stock. These shares were issued in consideration of the release of certain claims asserted by these persons regarding alleged excessive delays in effecting the registration of their shares under the Securities Act of 1933, as amended, which allegedly prevented such persons from being able to liquidate their securities. Selling, general and administrative expenses decreased by approximately $345,000 from $3.33 million in the six months ended June 30, 1999 to $3.05 million in the six months ended June 30, 2000. As a percentage of revenues, selling general and administrative expenses decreased from 25.0% of revenues in the six months ended June 30, 1999 to 16.8% in 2000, primarily as a result of the $915,000 settlement cost recognized in the second quarter of 1999 offset by higher bad debt recoveries in the same period in 1999.

         Depreciation and amortization increased from $1,138,553 in the three months ended June 30, 1999, or 15.7% of revenues, to approximately $1.27 million in 2000 or 13.4% of revenues, primarily because of the capital expenditures made in the second quarter of 2000. Depreciation and amortization remained relatively flat at approximately $2.56 million for the six months ended June 30, 2000 compared to $2.46 million for the same period in 1999. Depreciation and amortization as a percentage of revenues decreased to 14.5% from 18.5% due to the increased demand for the Company's services.

         Interest expense and amortization of debt discount increased by $398,000 and $550,000 for the three and six months ended June 30, 2000 as compared to the same periods in 1999. This was directly related to the increased amounts of indebtedness outstanding in 2000. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         During the first and second quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by the Company's operating activities was approximately $4.6 million for the six months ended June 30, 2000 as compared to cash used of $664,000 for the same period in 1999. Investing activities used cash of $1.9 million during the three months ended June 30, 2000 for the acquisition of property, plant and equipment and businesses, net of cash acquired. During the three months ended June 30, 1999, investing activities used cash of approximately $884,000 for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of $30,400 from the sale of fixed assets. Financing activities provided net cash of $4.6million from the proceeds from bank and other borrowings of approximately $23.8 million during the six months ended June 30, 2000 offset by principal payments on bank and other borrowings and capital leases of $18.1 million and $1.1 million of costs related to debt issuance. For the same period in 1999 financing activities provided net cash of approximately $3.1 million from the proceeds from bank and other borrowings offset by principal payments on bank and other borrowings and capital lease obligations and net payments on working capital revolving loan of $2.3 million and $152,086 of costs related to debt issuances.

         Cash at June 30, 2000 was $509,457 as compared with cash at June 30, 1999 of approximately $210,000.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $19.3 million at June 30, 2000, owed to Coast, other indebtedness of approximately $7.0 million, and $20.9 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates and certain of its limited partners. For the quarter ended June 30, 2000, the Company failed to meet the debt service ratio test under the Loan Agreement with Coast. The Company is in the process of negotiating revised covenants with Coast based on current operating trends. The Company expects to have ongoing discussions with Coast regarding the default and intends to seek to amend the terms of the debt service ratio test, among other provisions, and continue to obtain a waiver of the default from Coast. There can be no assurance that a waiver will be forthcoming. As a consequence of this default and under the cross default provisions of the Company's other indebtedness, the Company's indebtedness to Coast as well as SJCP and others has been shown as currently due and payable.

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

         By virtue of such guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from SJCP and SJMB, L.L.C. ("SJMB"), as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligations to Coast, and such persons have advised the Company of their willingness and ability to meet such obligations. Mr. Underbrink's liability is limited to no more than $5.0 million. Such persons have further advised the Company of their willingness and ability to support the Company's operations at least through January 2, 2001.

         Under its Term Loan with Coast, the Company is obligated to repay the loan over a period of seventy-two months, commencing February 15, 2000, plus interest on the then outstanding balance. In addition, on the last day of each month during the first year following the closing of the loan, the Company is obligated to make principal payments in the amount of fifty percent of its Excess Cash Flow (as defined) during the immediately preceding month, and thereafter, the Company is required to make principal payments in the amount of forty percent of its Excess Cash Flow during the immediately preceding month. In the event the actual amount of the Excess Cash Flow during the three (3) months ended July 31, 2000 was less than the projected amount of the Company's cash flow as presented to Coast, then on August 31, 2000, the Company is required to make a principal payment equal to fifty percent of the difference of such projected amount minus the actual amount. "Excess Cash Flow" during any month means the EBITDA of the Company during such month, minus the sum of (1) principal and interest payments made by the Company during such month, plus (2) taxes paid by the Company in cash during such month. The Company anticipates that by virtue of such provision, and on the basis of operations through July 31, 2000, a payment to Coast will be required. The actual amount of such payment is as yet undetermined but is anticipated to be not less than approximately $500,000. It is anticipated that such payment will be made from the Company's cash resources or additional borrowings from St. James or its affiliates.

         Management may also raise additional capital in conjunction with the Company's recent recapitalization, which may be either debt or equity capital or a combination thereof. The Company has signed an agreement with Growth Capital Partners, L.P. ("GCP") whereby GCP will act as financial advisors to the Company in connection with a possible private placement of equity and/or equity-related securities or to assist in the sale of the Company, assets of the Company or one or more operating segments of the Company. The foregoing does not constitute an offer of any securities for sale. Such securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Management expects that, upon conclusion of such a capital infusion, its indebtedness owing to St. James Capital Partners, L.P. and its affiliates and certain of its limited partners will be long-term or converted into equity securities.

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed in late1999 and the first half of 2000, the implementation of its plan together with pursuing cost reduction opportunities, should enable the Company to operate without a further deterioration of its liquidity condition and enable it to benefit from the improved market for its services.

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

         The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $27.9 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $19.3 million of indebtedness collateralized by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets. As mentioned, the Company's current default position with Coast has triggered the cross-default provisions of the $7.0 million notes sold in the period of December 1999 through February 2000 as well as the St. James indebtedness. All of this indebtedness is shown as currently due and payable on the Company's condensed balance sheet for June 30, 2000.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months and six months ended June 30, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the maintenance of current price levels for oil and gas, pricing in the oil and gas services industry, the ability of the Company to compete in the premium services market, the decisions by oil and gas producers to make commitments to engage in oil and natural gas well enhancements, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to upgrade, modernize and expand its equipment, including its wireline fleet, the ability of the Company to expand its tubing conveyed perforating services, the ability of the Company to provide services using the newly acquired state of the art tooling, the ability of the Company to raise additional capital to meet its requirement and to obtain additional financing, the ability of the Company to successfully implement its business strategy, the ability of the Company to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and to obtain on reasonable terms waivers of defaults thereunder when and as required. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry and other factors could have a material adverse effect on the Company. The Company is substantially dependent upon its ability to implement its plan for addressing its financial situation, as described above, for its ability to continue its operations as presently constituted. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy . Readers should refer to the Annual Report on Form 10-KSB and the risk factors discussed therein.

PART II - OTHER INFORMATION

Item 2 is not required this quarter.

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

                                      BLACK WARRIOR WIRELINE CORP.
                                      ----------------------------
                                             (Registrant)


Date:  August 21,  2000               /S/  William L. Jenkins
                                      ------------------------------------------
                                           William L. Jenkins
                                      President and Chief Executive Officer

                                      /S/  Ronald Whitter
                                      ------------------------------------------
                                           Ronald Whitter
                                      Principal Financial and Accounting Officer