Form 10-Q
period 2000-09-30
BLACK WARRIOR WIRELINE CORP
filed 2000-11-20
CIK 839871

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
                  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000; or __ Transition report pursuant to
                  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   11-2904094
  -------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S employer
  incorporation of organization)                     identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
  -------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

              YES          X                     NO
                   -------------                    --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          As of November 10, 2000, 7,478,927 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.           Financial Statements

                  Condensed Balance Sheets - September 30, 2000
                  and  December 31, 1999                                 3

                  Condensed Statements of Operations -
                  Three Months Ended September 30, 2000 and
                  September 30, 1999                                     4

                  Condensed Statements of Operations -
                  Nine Months Ended September 30, 2000 and
                  September 30, 1999                                     5

                  Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and
                  September 30, 1999                                     6

                  Notes to Condensed Financial Statements -
                  Nine Months Ended September 30, 2000 and
                  September 30, 1999                                     7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                      19

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.

CONDENSED BALANCE SHEETS

                                                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                   ASSETS                                                                        (UNAUDITED)

Current assets:
    Cash and cash equivalents                                                                      $    932,892        $  2,425,808
    Short-term investments                                                                               50,000              50,000
    Accounts receivable, less allowance for doubtful
        accounts of $ 925,288  and $ 1,006,068, respectively                                          9,051,053           4,971,251
    Prepaid expenses                                                                                    748,180             175,268
    Other receivables                                                                                   147,059             146,392
    Other current assets                                                                                699,501             526,884
                                                                                                   ------------        ------------
                      Total current assets                                                           11,628,685           8,295,603
Land and building, held for sale                                                                        400,000             400,000
Inventories                                                                                           5,277,308           4,285,206
Property, plant, and equipment, less accumulated
    depreciation of $ 17,507,399 and $ 13,810,841                                                    19,049,569          19,457,361
Other assets                                                                                          1,118,108             604,649
Goodwill, less accumulated amortization of $ 433,413

  and $ 361,714, respectively                                                                         3,217,466           3,289,165
                                                                                                   ------------        ------------
                      Total assets                                                                 $ 40,691,136        $ 36,331,984
                                                                                                   ============        ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                               $  3,873,088        $  6,936,572
    Accrued salaries and vacation                                                                       603,630             249,296
    Accrued interest payable                                                                          4,775,733           3,027,901
    Other accrued expenses                                                                            1,174,726             777,598
    Deferred revenue                                                                                    100,000             100,000
    Notes payable to related parties                                                                 26,284,016           3,041,234
    Current maturities of long-term debt and capital
         lease obligations                                                                           22,926,390           8,391,346
                                                                                                   ------------        ------------
                      Total current liabilities                                                      59,737,583          22,523,947
Notes payable to related parties
                                                                                                                         21,412,356
Long-term debt and capital lease obligations, less
     Current maturities
                                                                                                                         10,542,555
                                                                                                   ------------        ------------
                      Total liabilities                                                              59,737,583          54,478,858
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized none issued at September 30, 2000 and December 31, 1999,
      respectively

     Common stock, $.0005 par value, 12,500,000 shares authorized; 7,478,927 and 4,812,260 shares issued and outstanding

      at September 30, 2000 and December 31, 1999, respectively                                           3,739               2,406
     Additional paid-in capital                                                                      15,828,958          13,316,081
     Accumulated deficit                                                                            (34,295,751)        (30,881,968)
    Treasury stock, at cost, 4,620 shares                                                              (583,393)           (583,393)
                                                                                                   ------------        ------------
    Total stockholders' (deficit)                                                                   (19,046,447)        (18,146,874)
                                                                                                   ------------        ------------
                      Total liabilities and stockholders' deficit                                  $ 40,691,136        $ 36,331,984
                                                                                                   ============        ============

         See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 and September 30, 1999



                                                          September 30, 2000        September 30, 1999
                                                              (Unaudited)              (Unaudited)

Revenues                                                   $ 12,947,142               $ 7,379,236

Operating costs                                               9,167,013                 5,600,718

Selling, general and administrative expenses                  1,791,142                 1,150,576

Depreciation and amortization                                 1,307,055                 1,244,405
                                                           ------------             -------------

       Net income (loss)  from operations                       681,932                  (616,463)

Interest expense and amortization of debt discount           (1,358,749)                 (844,596)

Net loss on sale of fixed assets                                     -0-                       -0-

Other income                                                      7,532                    49,383
                                                            ------------             -------------
       Net loss                                              $ (669,285)             $ (1,411,676)
                                                            ============             =============
       EARNINGS PER COMMON SHARE
       Net loss                                                 $ (0.09)                  $ (0.30)
                                                            ============             =============
       EARNINGS PER COMMON SHARE - ASSUMING DILUTED

       Net loss                                                 $ (0.09)                   $ (0.30)
                                                            ============             =============

Weighted average common shares outstanding                    7,474,307                  4,758,319
                                                            ============             =============
Weighted average common shares outstanding
    with dilutive securities                                  7,474,307                  4,758,319
                                                            ============             =============


         See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 and September 30, 1999



                                                         September 30, 2000       September 30, 1999
                                                              (Unaudited)              (Unaudited)

Revenues                                                   $ 30,682,197              $ 20,712,934

Operating costs                                              22,882,574                16,564,643

Selling, general and administrative expenses                  4,779,645                 4,484,139

Depreciation and amortization                                 3,873,167                 3,706,315
                                                           ------------              ------------

       Net Loss  from operations                               (853,189)               (4,042,163)

Interest expense and amortization of debt discount           (3,595,802)               (2,531,923)

Net Loss on sale of fixed assets                                    -0-                    (7,263)

Other income                                                     66,633                    78,012
                                                           ------------              ------------

       Loss before extraordinary gain                        (4,382,358)               (6,503,337)

Extraordinary gain on extinguishments of debt,
   Net of income taxes of $0                                    968,575                       -0-
                                                           ------------              -------------
       Net Loss                                            $ (3,413,783)             $ (6,503,337)
                                                           =============             =============
       EARNINGS PER COMMON SHARE

       Loss before extraordinary item                            $(0.60)                   $(1.52)
       Extraordinary item                                         $0.14                        --
                                                           ------------              -------------
       Net Loss                                                   $(0.46)                   $(1.52)
                                                           =============             =============

       EARNINGS PER COMMON SHARE -  DILUTED
       Loss before extraordinary item                           $(0.60)                    $(1.52)
       Extraordinary item                                        $0.14                         --
                                                           ------------              -------------
       Net Loss                                                 $(0.46)                     $(1.52)
                                                           =============             =============

Weighted average common shares outstanding                     7,357,519                 4,290,682
                                                           =============             =============
Weighted average common shares outstanding
    with dilutive securities                                   7,357,519                 4,290,682
                                                           =============             =============

         See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2000 and September 30, 1999


                                                                                             September 30, 1999   September 30, 2000
                                                                                                  (Unaudited)         (Unaudited)

Cash provided by (used in) operations:                                                            $ (4,982,909)         $   515,329

Cash flows from investing activities:

     Acquisitions of property, plant, and equipment                                                 (2,308,939)          (1,670,580)
     Proceeds from sale of property, plant and equipment                                                34,820
     Acquisition of business, net of cash acquired                                                    (511,827)                 -0-
                                                                                                  ------------          -----------
Cash used in investing activities:                                                                  (2,820,766)          (1,635,760)

Cash flows from financing activities:

     Debt issuance costs                                                                            (1,050,205)            (319,687)
     Proceeds from bank and other borrowings                                                        21,749,391            3,266,678
     Principal payments on long-term debt, notes payable
         and capital lease obligations                                                             (19,440,573)          (1,194,264)
     Net draws (payments) on working revolver                                                        5,052,146           (1,297,119)
                                                                                                  ------------          -----------

 Cash provided  by financing activities:                                                             6,310,759              455,608

Net decrease in cash and cash equivalents                                                           (1,492,916)            (664,823)
Cash and cash equivalents, beginning of period                                                       2,425,808            1,041,242
                                                                                                  ------------          -----------

Cash and cash equivalents, end of period                                                          $    932,892          $   376,419
                                                                                                  ============          ===========
Supplemental disclosure of cash flow information:

       Interest paid                                                                              $  1,583,118          $ 1,099,446
       Income taxes paid                                                                          $          0          $         0

Supplemental disclosure of  noncash investing and financing activities:
     Stock issued to related party as consideration for
           Promissory note (Note 1)                                                               $  2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant & equipment                                                                      $    107,527
     Stock warrants issued in conjunction with notes payable
           to related party                                                                       $    143,500         $     20,750
     Stock issued as consideration for option to purchase
           Company                                                                                                     $    129,931

    Note Payable released by related party resulting in
          an increase to Additional paid-in capital                                               $    300,000
    Stock Issued as compensation                                                                                       $    914,807
    Capital lease obligations to acquire property, plant and equipment                            $    468,000

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

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental
United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling and downhole surveying services, and (c) workover services. Since November 1996, the Company completed eight acquisitions, the most recent of which was the acquisition of the measurement while drilling ("MWD") assets of Measurement Specialists, Inc. ("MSI") on March 1, 2000.

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

         Under its Term Loan with Coast, the Company is obligated to repay the loan over a period of seventy-two months, commencing February 15, 2000, plus interest on the then outstanding balance. In addition, on the last day of each month during the first year following the closing of the loan, the Company is obligated to make principal payments in the amount of fifty percent of its Excess Cash Flow (as defined) during the immediately preceding month, and thereafter, the Company is required to make principal payments in the amount of forty percent of its Excess Cash Flow during the immediately preceding month. "Excess Cash Flow" during any month means the EBITDA of the Company during such month, minus the sum of (1) principal and interest payments made by the Company during such month, plus (2) taxes paid by the Company in cash during such month. The actual amount of the Excess Cash Flow during the three (3) months ended July 31, 2000 was less than the projected amount of the Company's cash flow as presented to Coast. Per the Loan Agreement, on August 31, 2000, the Company was required a principal payment equal to fifty percent of the difference of such projected amount minus the actual amount. The actual amount of such payment is as yet undetermined but is anticipated to be not less than approximately $1.5 million. It is anticipated that such payment will be made from the Company's cash resources, additional borrowings from St. James Capital Partners, L.P. ("SJCP") or its affiliates, or from certain stockholders of SJCP as their performance under personal guarantees on the Coast indebtedness (see Note 9.).

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

         On March 1, 2000 the Company exercised its option and completed the purchase of MSI. The Company paid the outstanding notes payable related to the acquired assets of approximately $363,000 and previously issued 144,445 shares of its common stock in connection with the acquisition.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                              For the Three Months                        For the Three Months
                                            Ended September 30, 2000                    Ended September 30, 1999
                                --------------------------------------------     --------------------------------------------
                                     Loss            Shares         Per Share      Loss          Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                ---------------------------------------------------------------------------------------------
Net loss                          $ (669,285)                                   $ (1,411,676)
                                ---------------------------------------------------------------------------------------------
BASIC EPS
Loss available
  to common                       $ (669,285)        7,474,307      $ (0.09)    $ (1,411,676)    4,758,319           $ (0.30)
  shareholders                  ---------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities     ---------------------------------------------------------------------------------------------
DILUTED EPS
Loss available
  to common                      $ (669,285)        7,474,307      $ (0.09)    $ (1,411,676)    4,758,319           $ (0.30)
  shareholders                  ---------------------------------------------------------------------------------------------



                                                For the Nine Months                         For the Nine Months
                                              Ended September 30, 2000                    Ended September 30, 1999
                                  --------------------------------------------     ---------------------------------------
                                      Loss            Shares         Per Share      Loss          Shares        Per Share
                                     Numerator       Denominator       Amount      Numerator     Denominator      Amount
                               --------------------------------------------------------------------------------------------
Loss before extraordinary item  $ (4,382,358)                                   $ (6,503,337)

BASIC EPS
Loss available
  to common                     $ (4,382,358)        7,357,519      $ (0.60)    $ (6,503,337)    4,290,682           $ (1.52)
  shareholders                 ---------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities    ----------------------------------------------------------------------------------------------
DILUTED EPS
Loss available
  to common                     $ (4,382,358)        7,357,519      $ (0.60)    $ (6,503,337)    4,290,682           $ (1.52)
  shareholders                 ---------------------------------------------------------------------------------------------


         Options and warrants to purchase 63,531,394 and 19,559,474 shares of common stock at prices ranging from $0.75 to $8.01 in 2000 and $1.31 to $8.01 in 1999 were outstanding during the three and nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7.).

          Convertible debt instruments which would result in the issuance of 35,200,000 and 12,933,333 shares of common stock, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share and remained outstanding at September 30, 2000 (see Note 7.).

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

5.     SEGMENT AND RELATED INFORMATION

       At September 30, 2000, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2000 included Burlington Resources, Denbury Management and Chevron USA.

       DIRECTIONAL DRILLING - This segment consists of two business units. One unit performs procedures to enter hydrocarbon producing zone directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability . The second business unit engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2000 included Swift Energy, Northfield Enterprises and Encor.

       WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended September 30, 2000 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 1999. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:

          Three months ended September 30, 2000

                                                                                                   WORKOVER
                                                                              DIRECTIONAL             AND
                                                            WIRELINE            DRILLING           COMPLETION                TOTAL
                                                         --------------------------------------------------------------------------
Segment revenues                                         $6,134,689            $6,515,607            $296,846            $12,947,142
Segment EBITDA                                           $1,114,409            $1,092,528            $  3,606            $ 2,210,543


         Three months ended September 30,1999

                                                                                                      WORKOVER
                                                                                DIRECTIONAL              AND
                                                            WIRELINE             DRILLING            COMPLETION               TOTAL
                                                         --------------------------------------------------------------------------
Segment revenues                                          $4,839,942            $2,228,014            $311,280            $7,379,236
Segment EBITDA                                            $1,095,349            $   59,547            $ 64,375            $1,219,271

         Nine months ended September 30, 2000

                                                                                                      WORKOVER
                                                                                DIRECTIONAL              AND
                                                            WIRELINE             DRILLING            COMPLETION               TOTAL
                                                         --------------------------------------------------------------------------
Segment revenues                                       $14,989,409            $14,810,050            $882,738            $30,682,197
Segment EBITDA                                         $ 1,735,482            $ 2,082,162            $ 65,379            $ 3,883,023

         Nine months ended September 30, 1999

                                                                                                      WORKOVER
                                                                                DIRECTIONAL              AND
                                                            WIRELINE             DRILLING            COMPLETION           TOTAL
                                                         --------------------------------------------------------------------------

Segment revenues                                           $13,100,512         $6,666,625           $   945,797         $20,712,934
Segment EBITDA                                             $ 2,128,286         $   36,855           $   140,655         $2,305,796


The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three months ended September 30, 2000 and 1999 is presented as follows:

Three months ended September 30:

                                                      2000              1999
Total segment EBITDA                              $ 2,210,543       $ 1,219,271
Depreciation and amortization                      (1,307,055)       (1,244,405)
Unallocated corporate expense                        (221,556)         (591,329)
                                                  -----------       -----------
     Income (Loss) from operations                $   681,932       $  (616,463)
                                                  ===========       ===========

Nine months ended September 30:

                                                     2000               1999
Total segment EBITDA                             $ 3,883,023        $ 2,305,796
Depreciation and amortization                     (3,873,167)        (3,706,315)
Unallocated corporate expense                       (863,045)        (2,641,644)
                                                 -----------        -----------
     Loss from operations                        $  (853,189)       $(4,042,163)
                                                 ===========        ===========


6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of September 30, 2000, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

         In the third quarter of 2000, the Company entered into capital lease agreements for approximately $468,000 with MWD Technology, Inc. which is owned by an employee of the Company.

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

         As of September 30, 2000, the Company's certificate of incorporation permits it to issue up to 12,500,000 shares of common stock of which 7,478,927 shares were issued and outstanding. The Company has outstanding at September 30, 2000 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 98,731,393 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, the Company has an insufficient number of shares of common stock authorized for issuance in the event all its outstanding warrants and options were exercised and convertible securities were converted. The Company intends to present a resolution to increase the number of authorized shares to 150,000,000 at a shareholders meeting in January 2001.

         The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $28.7 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $20.6 million of indebtedness collaterilized by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets.

8.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575 for the nine months ended September 30, 2000. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0, for the nine months ended September 30, 2000. An additional $300,000 of related party debt was waived and recorded as an increase in additional paid-in capital.

9.       DEFAULTS UPON SENIOR SECURITIES

         For the quarter ended September 30, 2000, the Company failed certain debt covenants under the Loan Agreement with Coast. The Company is in the process of negotiating revised covenants with Coast based on current operating trends. The Company expects to have ongoing discussions with Coast regarding the default and intends to seek to amend the terms of the debt covenants, among other provisions, and continue to seek to obtain a waiver of the default from Coast. There can be no assurance that a waiver will be forthcoming. As a consequence of this default and under the cross default provisions of the Company's other indebtedness, the Company's indebtedness to Coast as well as SJCP and others has been shown as currently due on the Company's condensed balance sheet at September 30, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth the Company's revenues from its three principal lines of business for the three and nine months ended September 30, 2000 and 1999 respectively:

                                                                         Three Months Ended                   Nine Months Ended
                                                            ------------------------------------------------------------------------
                                                                          9/30/00       9/30/99          9/30/00          9/30/99
------------------------------------------------------------------------------------------------------------------------------------
Wireline                                                              $ 6,134,689      $ 4,839,942      $14,989,409      $13,100,512
Directional Drilling                                                    6,515,607        2,228,014       14,810,050        6,666,625
Workover and Completion                                                   296,846          311,280          882,738          945,797
                                                            ------------------------------------------------------------------------
                                                                      $12,947,142      $ 7,379,236      $30,682,197      $20,712,934


         Total revenues increased by approximately $5.6 million to approximately $12.9 million for the three months ended September 30, 2000 as compared to total revenues of approximately $7.3 million for the three months ended September 30, 1999. Total revenues increased by approximately $9.9 million to approximately $30.7 million for the nine months ended September 30, 2000 as compared to revenues of approximately $20.8 million the nine months ended September 30, 1999. The increase in directional drilling revenues was the result of increased demand for the Company's services and upward pressure on pricing that began in the latter half of 1999. The Company's wireline revenues also were affected by increases in demand and commodity pricing.

         Operating costs increased by approximately $3.6 million for the three months ended September 30, 2000, as compared to the same period of 1999. Operating costs were 70.8% of revenues for the three months ended September 30, 2000 as compared with 75.9% of revenues in the same period in 1999. Operating costs increased by approximately $6.3 million for the nine month ended September 30, 2000, as compared to the same period in 1999. Operating costs were 74.6% of revenues for the nine months ended September 30, 2000 as compared with 79.9% of revenues in the same period in 1999. The increase in operating costs was primarily the result of the higher overall level of activities in the three and nine months ended September 30, 2000 compared with 1999. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $1.5 million for the three months ended September 30, 2000, as compared to the same period in 1999, while the total number of employees increased from 226 at September 30, 1999 to 300 at September 30, 2000. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses increased by approximately $640,000 from $1.2 million in the three months ended September 30, 1999 to $1.8 million in the three months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 15.6% in the three months ended September 30, 1999 to 13.8% in 2000, primarily as a result of increased revenue levels. Selling, general and administrative expenses increased by approximately $300,000 from $4.5 million in the nine months ended September 30, 1999 to $4.8 million in the nine months ended September 30, 2000. As a percentage of revenues, selling general and administrative expenses decreased from 21.6% of revenues in the nine months ended September 30, 1999 to 15.6% in 2000, primarily as a result of the increase in revenues for the period.

         Depreciation and amortization increased from $1.24 million in the three months ended September 30, 1999, or 16.9% of revenues, to approximately $1.31 million in 2000 or 10.1% of revenues, primarily because of the capital expenditures made in the second and third quarters of 2000. Depreciation and amortization increased slightly to $3.87 million for the nine months ended September 30, 2000 from $3.71 million for the same period in 1999. Depreciation and amortization as a percentage of revenues decreased to 12.5% from 17.9% due to the increased demand for the Company's services.

         Interest expense and amortization of debt discount increased by approximately $514,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This was directly related to the increased amounts of indebtedness outstanding in 2000. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by the Company's operating activities was approximately $4.9 million for the nine months ended September 30, 2000 as compared to cash provided of $664,000 for the same period in 1999. Investing activities used cash of $3.3 million during the nine months ended September 30, 2000 for the acquisition of property, plant and equipment and businesses, net of cash acquired. During the nine months ended September 30, 1999, investing activities used cash of approximately $1.67 million for the acquisition of property, plant and equipment and businesses, net of cash acquired, offset by proceeds of $34,820 from the sale of fixed assets. Financing activities provided net cash of $6.8 million from the proceeds from bank and other borrowings of $21.8 million and net draws on working capital revolving loan of approximately $5.1 million during the nine months ended September 30, 2000 offset by principal payments on bank and other borrowings and capital leases of $18.9 million and $1.1 million of costs related to debt issuance. For the same period in 1999 financing activities provided net cash of approximately $3.3 million from the proceeds from bank and other borrowings offset by principal payments on bank and other borrowings and capital lease obligations and net payments on the working capital revolving loan of $1.3 million and $319,687 of costs related to debt issuances.

         Cash at September 30, 2000 was $932,892 as compared with cash at September 30, 1999 of approximately $210,000.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $20.6 million at September 30, 2000, owed to Coast, other indebtedness of approximately $7.7 million, and $20.9 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates and certain of its limited partners. For the quarter ended September 30, 2000, the Company failed to meet certain debt covenants under the Loan Agreement with Coast. The Company is in the process of negotiating revised covenants with Coast based on current operating trends. The Company expects to have ongoing discussions with Coast regarding the default and intends to seek to amend the terms of the debt service ratio test, among other provisions, and continue to obtain a waiver of the default from Coast. There can be no assurance that a waiver will be forthcoming. As a consequence of this default and under the cross default provisions of the Company's other indebtedness, the Company's indebtedness to Coast as well as SJCP and others has been shown as currently due and payable.

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

         Under its Term Loan with Coast, the Company is obligated to repay the loan over a period of seventy-two months, commencing February 15, 2000, plus interest on the then outstanding balance. In addition, on the last day of each month during the first year following the closing of the loan, the Company is obligated to make principal payments in the amount of fifty percent of its Excess Cash Flow (as defined) during the immediately preceding month, and thereafter, the Company is required to make principal payments in the amount of forty percent of its Excess Cash Flow during the immediately preceding month. "Excess Cash Flow" during any month means the EBITDA of the Company during such month, minus the sum of (1) principal and interest payments made by the Company during such month, plus (2) taxes paid by the Company in cash during such month. The actual amount of the Excess Cash Flow during the three (3) months ended July 31, 2000 was less than the projected amount of the Company's cash flow as presented to Coast. Per the Loan Agreement, on August 31, 2000, the Company was required to make a principal payment equal to fifty percent of the difference of such projected amount minus the actual amount. The actual amount of such payment is as yet undetermined but is anticipated to be not less than approximately $1.5 million. It is anticipated that such payment will be made from the Company's cash resources, additional borrowings from St. James Capital Partners, L.P. ("SJCP") or its affiliates, or from certain stockholders of SJCP as their performance under personal guarantees on the Coast indebtedness.

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

         Management believes that, provided oil and natural gas prices remain relatively stable with prices that existed in late 1999 and the first three quarters of 2000, the implementation of its plan as discussed in the Company's Annual Report on Form 10-KSB, together with pursuing cost reduction opportunities, should enable the Company to operate without a further deterioration of its liquidity condition and enable it to benefit from the improved market for its services.

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

         The note purchase agreements entered into in connection with the private sale of $7.0 million of the Company's notes during the period December 1999 through February 2000 contain a covenant whereby the Company has agreed that at or before the Company's next annual meeting of stockholders it will secure an amendment to its Certificate of Incorporation to increase the number of shares that it is authorized to issue to a number sufficient to authorize the issuance of its currently outstanding shares and all shares that are issuable upon the conversion of all its outstanding convertible notes and securities and upon the exercise of any warrants or options to purchase the Company's Common Stock. Accordingly, the failure of the stockholders of the Company to approve the proposal to increase the number of shares of Common Stock the Company is authorized to issue will be a breach of a covenant under the note purchase agreements and a default under the notes. The default under the notes could result, at the option of the holders, in the notes becoming immediately due and payable and would also lead, under the cross default provisions of the instruments under which such indebtedness was incurred, to a default under all the Company's other outstanding indebtedness aggregating $28.7 million. Under such circumstances, the holders of such indebtedness, including Coast which holds $20.6 million of indebtedness collateralized by a senior lien on the Company's assets, could foreclose on substantially all of the Company's assets. As mentioned, the Company's current default position with Coast has triggered the cross-default provisions of the $7.0 million notes sold in the period of December 1999 through February 2000 as well as the St. James indebtedness. All of this indebtedness is shown as currently due and payable on the Company's condensed balance sheet for September 30, 2000.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months and nine months ended September 30, 2000.

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

 .



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

                                     BLACK WARRIOR WIRELINE CORP.
                                     ----------------------------
                                             (Registrant)


Date:  November 14,  2000                      /S/  William L. Jenkins
                                      -----------------------------------------
                                           William L. Jenkins
                                      President and Chief Executive  Officer

                                             /S/ Ronald Whitter
                                      -----------------------------------------
                                              Ronald Whitter
                                      Principal Financial and Accounting Officer