Form 10-K
period 2000-12-31
BLACK WARRIOR WIRELINE CORP
filed 2001-05-29
CIK 839871

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

                           COMMISSION FILE NO. 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------
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

                                 (662) 329-1047
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                              (Title of Each Class)
                    COMMON STOCK, PAR VALUE $.0005 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates as of March 30, 2001:
              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $7,122,953 (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)
    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                  Class:  COMMON STOCK, PAR VALUE $.0005 PER SHARE
                  Outstanding at March 30, 2001:  12,496,408 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
 No documents are incorporated by reference into this Annual Report on Form 10-K

================================================================================

                                     PART I

         ITEM 1.  BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas. The Company's principal lines of business include (a) wireline services, (b) directional drilling services , and (c) workover services. Since November 1996, the Company completed seven material acquisitions, the most recent of which were the acquisitions of the drilling assets of Phoenix Drilling Services, Inc., in March 1998 and Petro Wireline in June 1998.

RECENT RECAPITALIZATION

         On January 24, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), and an amendment thereto dated January 29, 2001. Pursuant to the Loan Agreement, the Company is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan, an additional $2.0 million is a term loan, and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables. On February 15, 2000, the Company borrowed an aggregate of $15.6 million pursuant to the Loan Agreement. The proceeds were used to repay the Company's former senior secured lender in the amount of $13.5 million, to repay other indebtedness aggregating $1.5 million, and the balance was used for general corporate purposes, including the payment of outstanding accounts payable. In addition, commencing on December 17, 1999 and during the first quarter of 2000, the Company sold to private investors $7.0 million principal amount of convertible promissory notes originally due on January 15, 2001, which were extended to June 30, 2001 in January 2001, and warrants to purchase 28.7 million shares of Common Stock. All of the Company's remaining indebtedness is subordinated to the Company's indebtedness to Coast.

         During the first quarter of 2000, the Company executed a Compromise Agreement with Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the

Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. On January 15, 2001, the note was extended to June 15, 2001, bearing interest at 20% per annum, with 10% per annum interest paid monthly and the balance paid on maturity of the note.

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $21.6 million (approximately 47.3% of revenues) in 2000, $17.7 million (approximately 60.5% of revenues) in 1999, and $11.6 million (approximately 33.7% of revenues) in 1998. At December 31, 2000, the Company owned 50 operational motor vehicle mounted wireline units, of which 36 are equipped with a state-of-the-art computer system, 6 are analog equipped and 8 are devoted exclusively to hoisting operations. In the third quarter of 1998, the Company commenced providing wireline services offshore to customers with operations in the Gulf of Mexico. As of December 31, 2000, the Company owned 8 operational cased-hole wireline units skid-mounted for offshore work, all of which are equipped with state of the art computers.

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

         Manufacturing. The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 2000, the Company manufactured for internal use 6 new wireline trucks and 4 new offshore wireline skids. The manufacturing facility also totally refurbished for internal use 4 wireline trucks.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $22.9 million (approximately 50.2% of revenues) in 2000, $10.3 million (approximately 35.2% of revenues) in 1999 and $21.3 million (approximately 61.9% of revenues) in 1998.

         Directional drilling is the intentional deviation of a well bore. The deviation is achieved by utilizing downhole motors and guidance equipment to move the well bore in a given direction and intersect a target formation at an angle up to horizontal.

         On March 16, 1998, the Company completed the acquisition of the domestic oil and gas well directional drilling and downhole survey service business, including the related operating assets, from Phoenix Drilling Services, Inc. This acquisition contributed to further increases in the Company's revenues from directional drilling services commenced by the acquisition of Diamondback Directional, Inc. in October, 1997. In addition, the Phoenix acquisition has enabled the Company to provide downhole survey services to the oil and gas industry. Prior to October, 1997, the Company had no revenues from directional drilling services.

         The Company's Multi-Shot division provides directional surveying services and directional surveying equipment to operators in the oil and gas industry. These services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and MWD (measurement while drilling). Management of the Company believes these services are state-of-the-art.

WORKOVER AND COMPLETION SERVICES

         These activities contributed revenues of $1.1 million (approximately 2.5% of revenues) in 2000, $1.3 million (approximately 4.3% of revenues) in 1999, and $1.5 million (approximately 4.4% of revenues) in 1998. These services are performed primarily on an hourly basis.

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

PRINCIPAL CUSTOMERS AND MARKETING

         During the year ended December 31, 2000, no single customer accounted for more than 10% of the Company's net revenues. During the year ended December 31, 1999, two customers (Collins & Ware, Inc. and Burlington Resources) accounted for approximately 21.0% of the Company's net revenues.

         The Company does not have any long-term agreements with its customers and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

         The Company's services are marketed by its executive officers and a sales staff of approximately eighteen persons working from its district offices. In addition, the Company utilizes the services of a non-affiliated marketing group. The Company relies extensively on its reputation in the industry to create customer awareness of its services.

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

         The Company maintains two policies totaling $2.0 million on the life of William L. Jenkins, its President and Chief Executive Officer, and maintains $1.0 million policies on the lives of each of Allen R. Neel, Executive Vice-President, Danny Ray Thornton, Vice President, and Alan Mann, Director. See
Item 10, "Directors and Executive Officers of the Registrant." The benefits under such policies are payable to the Company.

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oilfield services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. The decline in 1998 and early 1999 in demand for oil and natural gas well services resulted in intensified competition. While competition throughout 2000 and to the present time is intense, with the improved demand for oil and gas well services, the Company's ability to compete with other suppliers of services has improved. Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although price competition remains a significant characteristic of the industry, the Company's ability to offer more technologically advanced services is believed by management to have reduced the extent of the Company's exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but on its ability to offer advanced technology, experienced personnel, and a safe working environment.

         The Company's growth is dependent upon its ability to attract and retain skilled oilfield and management personnel. The competition for such qualified employees is frequently intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company requires their services.

REGULATION

         The oil and gas business is a heavily regulated industry. The Company's activities are subject to various licensing requirements and minimum safety procedures and specifications, anti-pollution controls on equipment, waste discharge and other environmental and conservation requirements imposed by federal and state regulatory authorities. Numerous governmental agencies issue regulations to implement and enforce laws which are often difficult and costly to comply with, and the violation of which may result in the revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal proceedings.


         In its operations, the Company is subject to the following statutes, among others:

    o The federal Resource Conservation and Recovery Act and comparable state statutes. The U.S. Environmental Protection Agency (EPA) and state agencies have limited the approved methods of disposal for some types of hazardous and non-hazardous wastes. The Company generates wastes, some of which are hazardous wastes.

    o The federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred.

    o The federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the

         United States. The discharge of pollutants are prohibited unless permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990 as amended by the Coast Guard Authorization Act of 1996, imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States.

         Management of the Company believes that the Company is in substantial compliance with the above laws.

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

EMPLOYEES

         As of March 26, 2001, the Company employed approximately 344 persons on a full-time basis. Of the Company's employees, 23 are management personnel, 17 are administrative personnel and 304 are operational personnel. The Company also uses the services of approximately 20 to 30 independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 1. Business - General," "- Principal Customers and Marketing," "--Operating Hazards and Insurance," "--Competition," and "--Regulation." "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General," "-Twelve-Month Periods Ended December 31, 2000 and 1999", "-Twelve-Month Periods Ended December 31, 1999 and 1998", "- Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Growth Capital Partners, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

         Substantial Outstanding Indebtedness; Recent Losses; Current Maturities of Indebtedness; Risks of Defaults. At December 31, 2000, the Company's total indebtedness, inclusive of accrued interest, was approximately $51.9 million. The Company had outstanding at February 28, 2001 total indebtedness, inclusive of accrued interest, of $52.6 million. The Company has incurred net losses of $4.2 million in 2000, $8.0 million in 1999 and $21.0 million in 1998. At December 31, 2000, its current liabilities exceeded its current assets by $44.6 million. The Company's level of indebtedness and the potential defaults thereunder, together with its recent history of losses, pose substantial risk to the Company and the holders of its securities, including the possibility that the Company may not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness.

         At December 31, 2000, on the basis of its balance sheet at that date, the Company had approximately $48.4 million of current indebtedness. Of this indebtedness, the Company intends to seek to extend the maturity of approximately $26.8 million of indebtedness, including any deferred excess cash flow payments due through December 31, 2000, into 2002 and to seek, through obtaining any required waivers or other accommodations of any covenant defaults under loan documents, to repay an aggregate of $3 million in 2001 and $17.4 million in 2002 and thereafter. The Company will also seek to defer payment of the excess cash flow payments accruing for the period January 1, 2001 through June 30, 2001. If the Company is unable to obtain the required extensions and waivers, it will seek to refinance approximately $20.3 million of indebtedness. There can be no assurance that the Company will be successful in extending the maturity or refinancing any part or all of its indebtedness. The inability of the Company to obtain extensions of the due dates of principal payments or to repay or refinance this indebtedness could cause, under the terms of such debt agreements and the cross default provisions of other debt agreements, virtually all the outstanding indebtedness to be accelerated and declared immediately due and payable. Defaults in the repayment of this indebtedness, either at maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets.

         Restrictions On Operations Imposed by Lenders; Borrowings Secured by Substantially All the Company's Assets; Need to Rely on St. James for Funds. The Company has outstanding at February 29, 2001 senior secured indebtedness aggregating approximately $20.9 million under the Loan Agreement with Coast. This indebtedness is collateralized by substantially all the Company's assets. The instruments governing the Company's indebtedness to Coast impose significant operating and financial restrictions on the Company. Financial covenants in the Loan Agreement, as amended in January 2001, require the Company to have a tangible net worth of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. Such restrictions, as well as various other affirmative and negative covenants in the Loan Agreement, affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Loan Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Loan Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. If the Company were to default on its indebtedness owing to Coast and such indebtedness was accelerated, so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to Coast would constitute a default under other indebtedness of the Company, which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders.

         Principal and interest under the Coast Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's contractual obligations under the Loan Agreement, subject to certain limitations. As amended in January 2001, the guaranty of St. James is backed by a letter of credit in the amount of $8.2 million. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and continue to be subject to the accuracy of the Company's representations and warranties and compliance with its covenants in the Loan Agreement.

         Under the January 2001 amendment to the Loan Agreement, if assets or ownership interests in the Company are not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, including deferred excess cash flow payments the Company is required to make for the months of August 2000 through June 2001 and which aggregated $1.0 million at December 31, 2000 and $2.5 million at March 31, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the deferred excess cash flow payments. The failure of St. James to make such investment is an event of default under the Loan Agreement.

         By virtue of its guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from St. James Capital Partners, L.P. ("SJCP") and SJMB, L.L.C ("SJMB"), as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligation to Coast. Mr. Underbrink's liability is limited to no more than $5.0 million. Without continued improvement in the Company's revenues and operating results, the Company may be substantially dependent upon the continuing support of SJCP and SJMB during 2001 to fund its ongoing obligations, including its obligations to Coast.

         Explanatory Paragraph of Auditor's Report. The report of the Company's independent auditors on its audit of the Company's financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to the Company's ability to continue as a going concern. Although the Company is addressing that concern by seeking extensions of the due date of the principal of indebtedness to be repaid in 2001 owing to Coast and to the holders of other notes issued in January 2000, there can be no assurance that these efforts will be successful or that the Company's levels of cash flow in the year 2001, which have improved by virtue of the improvement in the Company's operating results in early 2001, will enable the Company to meet these payments or refinance these obligations if it is unsuccessful in obtaining the extensions requested. Failure to obtain these extensions may result in events of default under the terms of the debt instruments enabling the lenders to declare the entire principal of such indebtedness due and payable and further resulting in cross-defaults under other of the Company's outstanding debt agreements. Under such circumstances, substantially all of the Company's outstanding indebtedness may become immediately due and payable.

         The Company's loan agreement with Coast requires the Company to provide various reports to Coast, including, among others, an obligation to provide to Coast within 90 days following the end of each fiscal year annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast. The Company was delayed in providing its financial statements for 2000 to Coast beyond the 90 days. There can be no assurance that Coast may not treat the auditor's report on the Company's December 31, 2000 financial statements containing an explanatory paragraph as a qualified opinion or the delay in providing the financial statements as an event of default under the Loan Agreement and claim that the Company is in violation of its reporting obligations to Coast under the Loan Agreement. The Company has not obtained a waiver from Coast with respect to either of the foregoing. Under such circumstances, Coast may claim it is entitled to accelerate the maturity of all of the indebtedness of the Company owing to it.

         Recent Fluctuations in Levels of Prices for Oil and Natural Gas; Possible Adverse Impact on the Company's Revenues. The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the Company's control.

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

         As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1997 and 1996, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Increases in oil and natural gas prices since mid-1999 have resulted in an increase in demand for oil and natural gas well services. This has impacted favorably the utilization of the Company's services and recent revenues. There can be no assurance that the Company will continue to experience an ongoing increase in the demand for and utilization of its services. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues.

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

         In 1998, the Company experienced a large decline in demand for its services as a result of a substantial decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

         The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively.

         Substantial Dilution. The Company has outstanding as of February 28, 2001, common stock purchase warrants, options and convertible securities entitled to purchase or be converted into an aggregate of 115,928,690 shares of the Company's Common Stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on February 28, 2001, would represent 9.8% of the shares outstanding on a fully diluted basis.

         Possible Scarcity of Trained Personnel. The operation of the wireline, directional drilling and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper operational results. The Company's operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment. In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment its operations could be adversely affected. The recent improvement in the market for oil and gas well services has increased the demand for such personnel, with a resulting scarcity in certain market sectors. While the Company believes that its wage rates are competitive and that its relationship with its workforce is good, a significant increase in the wages paid by other employers could result in a reduction in the Company's workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, the Company's revenues could be impacted. There can be no assurance that the Company's operations and a continued improvement in its revenues may not be adversely affected by a scarcity of operating personnel.

         Dependence on Major Customers. Historically, a large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 2000, one customer (Burlington Resources) accounted for approximately 7.1% of the Company's revenues. During 1999, two customers each accounted for in excess of 10% of the Company's revenues. Collins & Ware, Inc., a company in which St. James had a significant ownership interest, accounted for 10.1% of revenues and Burlington Resources accounted for 10.9% of revenues. A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of February 28, 2001, SJCP, including certain of its affiliated entities and partners, collectively referred to as ("St. James"), held 5,017,481 shares of Common Stock, promissory notes of the Company convertible into 29,933,334 shares of Common Stock and warrants to purchase an additional 53,850,276 shares of Common Stock. Upon conversion of the notes and exercise of the warrants, St. James would hold an aggregate of 88,801,091 shares representing 92.2% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

         Intense Competition. The wireline, directional drilling, workover and well servicing industry is an intensely competitive and cyclical business. A number of large and small contractors provide competition in all areas of the Company's business. The wireline service trucks and other equipment used is mobile and can be moved from one region to another in response to increased demand. Many of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment.

         Operating Hazards and Uninsured Risks. The Company's insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its operations. Oil and gas well service operations are subject to the many hazards inherent in the oil and gas drilling and production industry. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains insurance protection as it deems appropriate, but injuries and losses may occur under circumstances not covered by the Company's insurance.

         Environmental Risks. The Company is subject to numerous domestic governmental regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose "strict liability" and render a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

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

         Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny R. Thornton, Vice-President, Wireline Services, Gary J. Vaughn, Vice-President, Directional Drilling Services, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through December 2001) and Thornton and Neel (through April 1, 2006), and has purchased "key-man" life insurance with respect to each of such persons.

         Absence of Dividends. The Company has not declared or paid any cash dividends on the Common Stock and currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. Accordingly, no cash dividends are contemplated to be declared or paid on the Common Stock. In addition, the Company's existing loan agreements prohibit the payment of cash dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2.  PROPERTIES

         The Company leases 3,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on September 30, 2001 for its executive offices. The monthly rental is $1,900, plus electric and gas utilities.

         The Company also leases an approximately 787 square foot office in Conroe, Texas used for executive offices. These offices are leased for a rental of $1,049 per month pursuant to a lease expiring October 1, 2001.

         The Company maintains District Offices at 22 locations throughout its service area and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $578,000. Of such facilities, three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company believes that all of the facilities are adequate for its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company is a defendant in a number of legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

         On February 9, 2001, at an annual meeting, the stockholders of the Company approved the adoption of the following proposals:

         The election of William L. Jenkins, Charles E. Underbrink, John L. Thompson and Alan W. Mann as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                                           Votes For              Votes Withheld
                                           ---------              --------------

                William L. Jenkins        10,609,048                 102,867
                Charles E. Underbrink     10,676,576                 35,339
                John L. Thompson          10,676,576                 35,339
                Alan W. Mann              10,676,576                 35,339

         A proposal to approve an amendment to the Company's 1997 Omnibus Incentive Plan to increase the number of shares reserved for the grant of options thereunder from 600,000 shares to 1,000,000 shares was approved by the following vote:

         For 9,264,012;   Against 66,581;  Abstain 56,035;   Not Voted 1,325,287

         A proposal to approve an amendment to the Company's 1997 Non-Employee Stock Option Plan to increase the number of shares reserved for the grant of options thereunder from 100,000 shares to 300,000 shares was approved by the following vote:

         For 9,254,733;   Against 75,860;  Abstain 56,035;   Not Voted 1,325,287

         A proposal to approve the adoption of the Company's 2000 Stock Incentive Plan pursuant to which 17,500,000 shares will be reserved for the grant of options thereunder was approved by the following vote:

         For 9,198,261;   Against 67,307;  Abstain 121,060;  Not Voted 1,325,287

         A proposal to amend the Certificate of Incorporation of the Company to increase the authorized shares of Common Stock, par value $.0005 per share, from 12,500,000 shares to 175,000,000 shares was approved by the following vote:

         For 10,642,127;  Against 55,238;  Abstain 14,550;   Not Voted 0

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:



                                                        BID PRICES
                                           -------------------------------------
                         1999                    HIGH                  LOW
             -------------------------------------------------------------------

                First Quarter                    $2.50                $1.00
                Second Quarter                   $1.25                $0.88
                Third Quarter                    $1.56                $0.81
                Fourth Quarter                   $1.00                $0.25

                                                        BID PRICES
                                           -------------------------------------
                         2000                    HIGH                  LOW
             -------------------------------------------------------------------

                First Quarter                    $0.88                $0.38
                Second Quarter                   $0.94                $0.50
                Third Quarter                    $0.81                $0.38
                Fourth Quarter                   $0.66                $0.31

                                                        BID PRICES
                                           -------------------------------------
                         2001                    HIGH                  LOW
             -------------------------------------------------------------------


                First Quarter                    $0.60                $0.31
                Second Quarter (through April
                27, 2001)                        $1.25                $0.57


         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On May 8, 2001, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.58.

         As of March 30, 2001, the Company had approximately 447 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends and is unable to do so under the terms of outstanding loan agreements.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain financial information for each of the five years ended December 31, 2000 taken from the Company's audited consolidated financial statements:


                                                DECEMBER 31,
                    ---------------------------------------------------------------------
                        2000          1999          1998           1997          1996
                        ----          ----          ----           ----          ----

Revenues(1)         $45,699,409   $29,293,373    $34,436,553   $17,062,542    $7,582,021
Income (loss)            $7,233   $(4,761,656)  $(19,417,737)   $1,180,492      $587,850
from
operations
Net income                $(.55)       $(1.81)        $(5.86)        $0.14         $1.96
(loss) per common
share - diluted
Total assets        $42,874,974   $36,331,984    $36,814,850   $26,085,983    $5,310,674
Total               $58,753,433   $54,478,858    $48,151,206   $20,488,710    $3,052,916
Liabilities(2)
Cash Dividends            - 0 -         - 0 -          - 0 -         - 0 -         - 0 -


-----------------------

(1) See Note 3 to Notes to Financial Statements for information regarding acquisitions made by the Company.
(2) See Note 6 to Notes to Financial Statements for information relating to the Company's outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. Much of the activity increase from the exploration and production side of the industry during the latter half of 1999 was in the area of infield recovery of properties shut-in as a result of depressed commodity prices. These infield recovery efforts were those that would provide the least capital expenditure, least risk of capital and would result in a more rapid improvement of cash flow streams due to higher commodity pricing. With the increase of commodity prices that occurred since the beginning of 2000 and anticipated continued price stability along with the Company's debt refinancing, the Company believes it is positioned to experience an increase in demand for its services due in large part to the broad base of services offered. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues.

         The following table sets forth the Company's revenues from its three principal lines of business for each of the years ended December 31, 2000, 1999 and 1998 (in thousands):


                             2000          1999                  1998
--------------------------------------------------------------------------------


Wireline Services         $ 21,637       $ 17,727             $ 11,592

Directional Drilling        22,918         10,310               21,311

Workover and Completion      1,144          1,256                1,533


                    ------------------------------------------------------------
                          $ 45,699       $ 29,293             $ 34,437
                    ============================================================

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of May 15, 2001, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company retained Growth

Capital Partners, L.P. ("GCP") as its financial advisor to the Company in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. In the last quarter of 2000 and the first quarter of 2001, the Company and GPC on the Company's behalf explored the possibilities of the Company entering into a business combination or other material transaction. While information was provided to prospective acquirors and discussions held, no agreements or agreements in principal were entered into as a consequence of those activities and the Company is not engaged in any negotiations at May 15, 2001 that may lead to its acquisition or other material transaction. The Company believes that at that time its operating results had not shown sufficient improvement for a sufficient period of time to enable the Company to realize an acceptable price in such a transaction. Nevertheless, subject to the Company's operating results continuing at recent levels, the Company may again at a future date seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

         Revenues increased by approximately $16.4 million or 56.0% to $45.7 million for the year ended December 31, 2000 as compared to revenues of $29.3 million for the year ended December 31, 1999. Wireline services revenues increased by approximately $3.9 million in 2000 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $12.6 million as a consequence of the general level of oil and natural gas well drilling activity which improved dramatically in the latter half of 2000.

         Operating costs increased by $10.4 million for the year ended December 31, 2000, as compared to 1999. This increase was due primarily to the increase in corresponding revenues of the Company as compared to 1999. Salaries and benefits increased by $4.1 million for 2000 as compared to 1999. This was due primarily to the Company's increased employee base as well as the level of activity. Operating costs as a percentage of revenues decreased to 72.8% in 2000 from 77.8% in 1999 primarily because of the increased utilization of the Company's assets.

         Selling, general and administrative expenses increased by approximately $783,000 from $6.3 million in 1999 to $7.0 million in 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 21.4% in 1999 to 15.4% in 2000, primarily as a result of the revenue level generated in 2000 and the cost reduction program implemented in 1998.

         Depreciation and amortization increased from $5.0 million in 1999, to $5.4 million in 2000, primarily because of the higher asset base of depreciable properties in 2000 over 1999 due to the Company's capital expenditures of $5.7 million in 2000.

         Interest expense and amortization of debt discount increased by $1.6 million for 2000 as compared to 1999. This was directly related to the increased amounts of indebtedness outstanding in 2000.

         Net gain or loss on sale of fixed assets increased in 2000 to a net gain of $10,000 from a $7,000 net loss in 1999. Other income decreased by $17,000 in 2000.

         The provision for income taxes was $-0- in both 2000 and 1999. The provision is $0 due to the fact that a full valuation allowance has been recorded against the net deferred tax assets generated in each of the years ended December 31, 2000 and 1999.

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

         The Company's net loss for 2000 was $4.2 million, compared with $8.0 million in 1999. The Company's loss was primarily attributable to the reduced demand for the Company's services in the first half of 2000. The improvement in operating results was the result of increased revenues and the increase in demand for the Company's services in the latter half of 2000.

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

         Revenues decreased by $5.1 million or 14.9% to $29.3 million for the year ended December 31, 1999 as compared to revenues of $34.4 million for the year ended December 31, 1998. Wireline services revenues increased by $6.1 million in 1999 primarily because of the acquisition of Petro Wireline and the Company's establishment of an offshore wireline operation and a new onshore wireline facility at Minden, Louisiana and Corpus Christi, Texas. Directional drilling revenues decreased as a consequence of the general level of oil and natural gas well drilling activity which remained depressed for most of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in Company operating activities was $2.9 million for the year ended December 31, 2000 as compared to cash used in operating activities of $517,000 for the year ended December 31, 1999. Investing activities of the Company used cash of $3.6 million during the year ended December 31, 2000 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of fixed assets of $15,000. During the year ended December 31, 1999, acquisitions of property, plant and equipment and other businesses used cash of $1.8 million offset by proceeds of $35,000 from the sale of fixed assets. Financing activities provided cash of $31.1 million from the net proceeds from the issuance of convertible notes and warrants and other borrowings during the year ended December 31, 2000 offset by principal payments on long-term notes and capital lease obligations and loan origination costs of $25.7 million. During the year ended December 31, 1999, the sale of convertible notes and warrants and other borrowings resulted in proceeds of $6.9 million offset by principal payments on long-term debt and capital lease obligations and loan origination costs of $3.2 million.

         During the year ended December 31, 2000, the Company expended $2.1 million for the acquisition of property, plant and equipment financed under capital leases and notes payable. During the year ended December 31, 1999, the Company expended $108,000 for the acquisition of property, plant and equipment financed under capital leases and notes payable.

         During 1999 and 2000, the Company experienced a decline in the demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in demand materially impacted the Company's revenues, liquidity and its ability to remain in compliance with covenants in its loan agreements and meet its obligations during 1999. Management of the Company believes that the improvement in its revenues is be dependent upon a continuing period of improved pricing and decisions by oil and natural gas producers to make commitments to engage in oil and natural gas well enhancements.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $20.3 million at December 31, 2000, other indebtedness of approximately $8.9 million, and $19.2 million owing to SJCP and its affiliates.

         At December 31, 2000, on the basis of its balance sheet at that date, the Company had approximately $48.4 million of current indebtedness. Of this indebtedness, the Company intends to seek to extend the maturity of approximately $26.8 million of indebtedness, including any deferred excess cash flow payments due through December 31, 2000, into 2002 and to seek, through obtaining any required waivers or other accommodations of any covenant defaults under loan documents, to repay an aggregate of $3 million in 2001 and $17.4 million in 2002 and thereafter. The Company will also seek to defer payment of the excess cash flow payments accruing for the period January 1, 2001 through June 30, 2001. If the Company is unable to obtain the required extensions and waivers, it will seek to refinance approximately $20.3 million of indebtedness. There can be no assurance that the Company will be successful in extending the maturity or refinancing any part or all of its indebtedness. The inability of the Company to obtain extensions of the due dates of principal payments or to repay or refinance this indebtedness could cause, under the terms of such debt agreements and the cross default provisions of other debt agreements, virtually all the outstanding indebtedness to be accelerated and declared immediately due and payable. Defaults in the repayment of this indebtedness, either at maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets.

Coast Business Credit Loan and Security Agreement
-------------------------------------------------

         The Company is a party to a Loan Agreement with Coast pursuant to which it is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan (the "Equipment Loan"), an additional $2.0 million is a term loan (the "Installment Loan"), and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month during the period ending February 28, 2001, and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. In January 2001, Coast agreed to defer until June 30, 2001 the excess cash flow payments otherwise due for the months of August 2000 through June 2001. At December 31, 2000 and March 31, 2001, the deferred excess cash flow payment due on or before June 30, 2001 amounted to $1.0 million and $2.5 million, respectively. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization during a month minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000, and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above. Under the January 2001 amendments to the Loan Agreement, if assets or ownership interests in the Company are not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the excess cash flow payments deferred for the months of August 2000 through June 2001 and the failure of St. James to make such investment is an event of default under the Loan Agreement.

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

         The Equipment Loan and the Installment Loan bear interest at the prime rate, as defined, plus 2% per annum, and the Receivables Loan bears interest at the prime rate, as defined, plus 1% per annum. The Company's obligations under the Loan Agreement are collateralized by a senior lien and security interest in substantially all of the Company's assets. Principal and interest under the Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's contractual obligations under the Loan Agreement, subject to certain limitations. As amended in January 2001, the guaranty of St. James is backed by a letter of credit in the amount of $8.2 million. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and continue to be subject to the continuing accuracy of the Company's representations and warranties and its compliance with the covenants in the Loan Agreement.

         By virtue of its guarantees, in the event of a default under the Company's loan agreement with Coast, Coast may seek to collect from SJCP and SJMB, as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligation to Coast. Without the continued improvement in the Company's revenues, the Company may be substantially dependent upon the continuing support of SJCP and SJMB during 2001 to fund its ongoing obligations, including its obligations to Coast.

         Events of default under the Loan Agreement include (i) any warranty, representation, statement, report or certificate delivered to Coast by the Company being untrue or misleading, (ii) the failure of the Company to pay when due any loans under the Loan Agreement or any other monetary obligation under the Loan Agreement, (iii) the total of the Company's loans outstanding exceeding the Company's maximum borrowing limit under the Loan Agreement, (iv) the breach of various covenants and obligations of the Company under the Loan Agreement,
(v) the insolvency or business failure of the Company or the commencement of any reorganization or bankruptcy proceedings, (vi) a change of control of the Company without Coast's consent, (vii) the inability of the Company to pay its debts as they come due, (viii) the failure of St. James to make an additional equity investment in the Company at June 30, 2001, if required, and (ix) certain other events. Upon such an event of default, Coast may cease making loans to the Company and accelerate the due date of all indebtedness outstanding under the Loan Agreement.

         The Company is obligated to fulfill various affirmative and negative covenants contained in the Loan Agreement. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants, as amended in January 2001, require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. The Company's reporting obligations include, among others, an obligation to provide to Coast within 90 days following the end of each fiscal year annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast. The Company did not provide the financial statements for 2000 in a timely manner and has neither sought nor received from Coast a waiver of this breach. Negative covenants prohibit the Company, without Coast's consent, from merging or consolidating with another entity; acquiring assets, subject to certain exceptions; entering into any other transaction outside the ordinary course of business; selling any assets except in the ordinary course of business; restrictions on the disposition of inventory; loaning money, subject to certain exceptions; incurring indebtedness outside the ordinary course of business which has a material adverse effect on the Company; paying or declaring any dividend or making any other distributions; or a change in the Company's capital structure that has a material adverse effect on it.

         At the closing of its initial borrowings, the Company paid a loan fee of 2% of the maximum amount able to be borrowed under the Loan Agreement and is obligated to pay an annual fee of 0.5% of such amount. In addition, the Company is obligated to pay a facility fee of $15,000 each quarter and an unused facility fee of 0.375% of the undrawn portion of the maximum amount able to be borrowed. In the event of the sale or transfer of substantially all the assets or ownership interests in the Company prior to February 28, 2003, Coast is entitled to a success fee of $250,000. In the event the Loan Agreement is terminated by the Company, including a termination as a result of the sale of substantially all the Company's assets or a controlling interest in the Company with the indebtedness to Coast repaid, Coast is entitled to a fee of $500,000.


Private Sale of $7.0 Million of Notes and Warrants

         Commencing on December 17, 1999 and during the first quarter of 2000, the Company sold $7.0 million principal amount of convertible promissory notes (the "Notes") originally due on January 15, 2001 and currently due on June 30, 2001 and warrants ("Warrants") to purchase 28.7 million shares of Common Stock. The Notes and Warrants were purchased by 47 "accredited investors," (the "Purchasers") as defined in Regulation D under the Securities Act of 1933, as amended. Payment of principal and interest on the Notes is collateralized by substantially all the assets of the Company, subject, however, to the terms of a subordination agreement between the Purchasers and Coast. The Notes bear interest at 10% per annum through September 30, 2000 and thereafter at the rate of 15% per annum and are convertible into shares of the Company's Common Stock at a conversion price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which such shares were issued. The Warrants are exercisable at a price of $0.75 per share, subject to anti-dilution adjustment for certain issuances of securities by the Company at prices per share of Common Stock less than the exercise price then in effect, in which event the exercise price is reduced to the lower price at which such shares were issued and the number of shares issuable is adjusted upward. The shares issuable on conversion of the Notes and exercise of the Warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Notes contain various affirmative and negative covenants, including, among others, a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the Purchasers. Events of default under the Notes include, among other events, (i) a default in the payment of principal or interest on the Notes; (ii) a default in the performance of any covenant of the Note Purchase Agreement or other agreement entered into in connection therewith and the failure to cure such default; (iii) any representation or warranty of the Company in the Note Purchase Agreement or other agreement entered into in connection therewith being untrue in any material respect and such default remains uncured; (iv) the Company defaults in the payment when due or by acceleration of any other indebtedness having an aggregate principal amount outstanding in excess of $100,000 and such default remains uncured; (v) a judgment for the payment of money in excess of $100,000 is entered against the Company; and (vi) the commencement of certain bankruptcy or insolvency proceedings. If an event of default occurs, the Notes may become immediately due and payable.

Other Matters

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity.

         On March 1, 2000 the Company exercised its option and completed the purchase of Measurement Specialists, Inc. ("MSI"). The Company paid the outstanding notes payable related to the acquired assets of approximately $385,000 and previously issued 144,445 shares of its common stock in connection with the acquisition.

         On December 14, 2000 St. James converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company's Common Stock at a conversion price of $0.75 per share.

Recently Issued Accounting Pronouncements

         On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The Company recognizes revenue upon the delivery of the product to a customer. The Company adopted SAB 101 in the fourth quarter, as required, and has concluded that SAB 101 did not have any impact on its financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS 137 and 138. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is not holding any derivative financial or commodity instruments and does not believe adoption in 2001 will have any significant financial statement impact.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         From time to time, the Company holds financial instruments comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. The Company typically invests in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

         Under its Loan Agreement with Coast, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from Coast at March 31, 2001 remained unchanged throughout 2001, if a 100 basis point increase in interest rates under the Loan Agreement prevailed throughout the year, it would increase the Company's 2001 interest expense by approximately $201,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

         Report of Independent Accountants for the Years Ended
         December 31, 2000, 1999 and 1998.................................   F-1

         Balance Sheets as of
         December 31, 2000 and 1999 ......................................   F-2

         Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998.................................   F-3

         Statements of Stockholders Deficit for the
         Years Ended December 31, 2000, 1999, and 1998 ...................   F-4

         Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998 ................................   F-5

         Notes to  Financial Statements...................................   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 2000, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information concerning the current Directors and executive officers of the Company:


                       NAME           AGE                 POSITION
             -------------------------------------------------------------------

               William L. Jenkins     48    President, Chief Executive Officer
                                                      and Director

                  Allen R. Neel       43  Executive Vice-President and Secretary

                Danny R. Thornton     50        Vice-President/Operations

                   Alan W. Mann       46                Director

                 John L. Thompson     42                Director

               Charles E. Underbrink  46                Director

         William L. Jenkins has been President, Chief Executive Officer and a Director of the Company since March 1989. From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Welex - A Halliburton Company, in the South and Southwest. From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc., as a consultant, providing services to a number of oil and gas companies. During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including a predecessor of the Company, of which he served as Secretary/Treasurer until 1988. Mr. Jenkins has over twenty years' experience in the oil field service business. Mr. Jenkins is Mr. Thornton's brother-in-law.

         Allen R. Neel, is the Executive Vice-President and Secretary of the Company and has been employed by the Company since August 1990. He is currently in charge of the Company's offshore operations, as well as administration and legal matters. In 1981, Mr. Neel received his BS Degree in Petroleum Engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Halliburton Services. From 1987 to 1989, he worked as a District Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves in 1990, Mr. Neel assumed a position with the Company.

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

         Alan W. Mann was elected a Director effective March 1, 2000. Mr. Mann became and continues to be employed by the Company since its purchase of Diamondback Directional, Inc. in 1997. Prior to forming Diamondback Directional, Inc. in 1995, Mr. Mann was employed by Becfield Drilling Services in operations and management. Mr. Mann was elected a Director pursuant to the terms of an agreement entered into with the Company resolving certain litigation between Mr. Mann and the Company.

         John L. Thompson has been, since 1995, employed as a Director and President of St. James Capital Corp. and SJMB, L.L.C., Houston-based merchant banking firms. St. James Capital Corp. also serves as the general partner of St. James Capital Partners, L.P. and SJMB, L.L.C. serves as the general partner of SJMB, L.P., investment limited partnerships specializing in merchant banking related investments. Additionally, he is a Director of Industrial Holdings, Inc., a publicly-held company. Prior to co-founding St. James Capital Corp. and SJMB, L.L.C., Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues. Mr. Thompson was elected to the Company's Board of Directors pursuant to the terms of agreements between the Company and St. James Capital Partners, L.P. See Item 13. Certain Relationships and Related Transactions for a description of the transaction.

         Charles E. Underbrink was elected a Director on April 1, 1998. For more than the past five years, he has been employed as the Chief Executive Officer and Chairman of St. James Capital Corp. and SJMB, L.L.C., Houston based merchant banking firms. Mr. Underbrink is also a Director of Monorail Computer Corporation, Somerset House Publishing, HUB, Inc. and Industrial Holdings, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than ten percent (10%) of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the best of the Company's knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements during the Company's most recent fiscal year except as follows: Mr. Neel was 436 days late in reporting the grant of an option to purchase 625,000 shares of the Company's Common Stock granted in February 2000.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 2000 for all services rendered to the Company in each of the years 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION                      LONG-TERM
                                                                             COMPENSATION
                          ------------------------------------------------------------------------------------
                                                         OTHER       SECURITIES    LONG-TERM      ALL OTHER
       NAME AND                                          ANNUAL      UNDERLYING    INCENTIVE     COMPENSATION
  PRINCIPAL POSITION          YEAR    SALARY   BONUS  COMPENSATION     OPTIONS      PAYOUTS
  ------------------------------------------------------------------------------------------------------------
William L. Jenkins            2000   $274,592                                                       $1,216(1)
   President                  1999   $137,140                                         -0-           $1,216(1)
                              1998   $146,275                          200,000        -0-           $1,216(1)

Allen R. Neel                 2000   $127,500                                                       $8,400(2)
  Executive Vice President    1999   $ 92,761                                         -0-           $8,400(2)
                              1998   $131,334                                         -0-           $8,400(2)


---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)      Automobile allowance paid to Mr. Neel.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2000.
----------------------------------------------

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 2000.


                                             % OF TOTAL
                             NUMBER OF        OPTIONS/                                     MARKET
                             SECURITIES         SARS         EXERCISE                     PRICE ON
           NAME              UNDERLYING      GRANTED TO        OR        EXPIRATION       DATE OF
                               SARs/        EMPLOYEES IN      BASE          DATE           GRANT
                          OPTIONS GRANTED    FISCAL YEAR     PRICE
                                (#)                        ($/SHARE)
-------------------------------------------------------------------------------------------------------
Allen Neel                    625,000           6.3%         $0.75        February,         $0.59
                                                                            2010


--------------------------

         On February 9, 2001, the Company's stockholders approved the adoption of the Company's 2000 Stock Incentive Plan pursuant to which 17,500,000 shares are reserved for the grant of options. At February 26, 2001, 13,922,000 options have been granted to 147 employees under the 2000 Stock Incentive Plan. Also on February 9, 2001, the Company's stockholders approved an amendment to the 1997 Omnibus Incentive Plan increasing the number of shares reserved for the grant of options to 1,000,000 and an amendment to the 1997 Non-Employee Stock Option Plan increasing the number of shares reserved for the grant of options to 300,000. As of February 26, 2001, options to purchase 749,500 shares and 77,000 shares, respectively, were outstanding under those plans.

STOCK OPTION EXERCISES AND HOLDINGS AT DECEMBER 31, 2000.
--------------------------------------------------------

         The following table provides information with respect to the above named executive officers regarding Company options exercised during the year ended December 31, 2000 and options held at December 31, 2000 (such officers did not exercise any options during the most recent fiscal year).


                                                     NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                    OPTIONS AT DECEMBER 31,        IN-THE-MONEY OPTIONS
                                                             2000                 AT DECEMBER 31, 2000 (1)

         NAME              SHARES        VALUE       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                          ACQUIRED      REALIZED
                         ON EXERCISE
------------------------------------------------------------------------------------------------------------------
William L. Jenkins           -0-           -0-       200,000(2)          -0-              -0-             -0-
Allen R. Neel                -0-           -0-          705,000          -0-              -0-             -0-


----------------------------
(1) Based on the closing sales price on December 31, 2000 of $0.375.
(2) Subsequent to December 31, 2000, Mr. Jenkins was granted an option to purchase 4,000,000 shares of common stock exercisable at $0.75 per share.

OTHER PLANS

         The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.

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

         The Company has entered into five-year employment agreements terminating on April 1, 2006 with each of Allen R. Neel, Executive Vice-President and Danny R. Thornton, Vice-President, Operations, of the Company. Mr. Neel is to receive base compensation of $139,000 per year. Mr. Thornton receives base compensation of $75,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter.

DIRECTORS' COMPENSATION

         Non-employee Directors of the Company are authorized to receive compensation in the amount of $5,000 each quarter commencing January 1, 2000. In addition, the Company's Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 30, 2001 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of April 30, 2001, the Company had 12,496,408 shares of Common Stock outstanding.

                                                                  PERCENTAGE OF
                                               NUMBER OF SHARES    OUTSTANDING
                 NAME AND ADDRESS (1)(2)            OWNED           SHARES(3)
            --------------------------------------------------------------------

            William L. Jenkins                    4,410,000 (4)        26.4%

            Danny R. Thornton                       705,666 (5)         5.3%

            Allen R. Neel                           705,000 (5)         5.3%

            Charles E. Underbrink                70,393,720 (6)        90.4%
            c/o St. James Capital Partners, L.P.
            4295 San Felipe
            Suite 200
            Houston, TX  77027

                                                                  PERCENTAGE OF
                                               NUMBER OF SHARES    OUTSTANDING
                 NAME AND ADDRESS (1)(2)            OWNED           SHARES(3)
            --------------------------------------------------------------------


           John L. Thompson                         66,138,310(7)     89.8%
           c/o St. James Capital Partners, L.P.
           4295 San Felipe - Suite 200
           Houston, TX  77027

           St. James Capital Partners, L.P., SJMB,  64,354,699(8)     89.6%
           L.P.,  and affiliates
           4295 San Felipe - Suite 200
           Houston, Texas  77027

           Bendover Corp. (9)                        3,814,235        30.5%
           Alan W. Mann
           M. Dale Jowers
           1053 The Cliffs Blvd.
           Montgomery, TX  77356

           All Directors and Officers as a Group
             (5 persons)                            80,028,621        95.9%



(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 3748 Highway #45 North, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 12,496,408 shares outstanding as of April 30, 2001, except as otherwise noted.
(4)      Includes 4,200,000 shares issuable on exercise of options.
(5)      Includes 705,000 shares issuable on exercise of an option.
(6) Includes an aggregate of 64,354,699 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through April 30, 2001 deemed held beneficially by Messrs. Underbrink and Thompson because of their relationships with SJCP and SJMB. Also includes 4,870,410 shares issuable on exercise of warrants and conversion of notes and accrued interest through April 30, 2001 held directly by Mr. Underbrink and 1,168,611 shares issuable on conversion of notes and accrued interest through April 30, 2001 held jointly by Messrs. Underbrink and Thompson.
(7) Includes an aggregate of 64,354,699 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through April 30, 2001 deemed held beneficially by Messrs. Underbrink and Thompson because of their relationships ith SJCP and SJMB. Also includes 615,000 shares issuable on exercise of warrants and conversion of notes and accrued interest through April 30, 2001 held directly by Mr. Thompson and 1,168,611 shares issuable on conversion of notes and accrued interest through April 30, 2001 held jointly by Messrs. Underbrink and Thompson.
(8) Includes shares issuable to St. James Capital Partners, LP and St. James Merchanr Bankers L.P. and their affiliates on conversion of notes and accrued interest through April 30, 2001 and exercise of warrants. See "Item 13. Certain Relationships and Related Transactions."
(9) Based on information contained in the Schedule 13D dated October 9, 1997. On October 9, 1997, the Company issued 647,569 shares and paid $586,000 in cash to purchase substantially all the assets of Diamondback Directional, Inc. (which corporation subsequently changed its name to Bendover Corp.). As of December 22, 1999, the Company issued an additional 2,666,667 shares to Bendover Corp as part of the consideration paid to resolve certain litigation. Messrs. Mann and Jowers each own approximately 42.5% of the outstanding capital stock of Bendover Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing in June 1997 through February, 2000, the Company entered into a series of transactions with St. James, its affiliates and partners, whereby the Company sold to St. James on the following dates for an aggregate purchase price of $24.2 million, the following securities:

        DATE                        SECURITY                  PRINCIPAL AMOUNT
--------------------    --------------------------------     -------------------

June 6, 1997            9% Convertible Promissory Note        $2.0 million (1)
October 9, 1997         7% Convertible Promissory Note        $2.9 million (2)
January 23, 1998        8% Convertible Promissory Note        $10.0 million(3)
October 30, 1998        10% Convertible Promissory Note       $2.0 million (4)
February 18, 1999       10% Convertible Promissory  Note      $2.5 million (5)
December 17, 1999       10% Convertible Promissory Note       $3.1 million (6)
February 14, 2000       15% Convertible Promissory  Note      $1.7 million (7)

        DATE                 NUMBER OF WARRANTS (8)(9)         EXPIRATION DATE
--------------------    ---------------------------------    -------------------

June 6, 1997                        2,442,000                    June 5, 2002

October 9, 1997                     4,478,277                  October 10, 2002

January 23,1998                    16,200,000                  January 23, 2003

October 30, 1998                    4,000,000                  October 30, 2003

February 18, 1999                   4,150,000                 February 18, 2004

December 17, 1999                  12,710,000                 December 31, 2004

February 14, 2000                   6,970,000                 December 31, 2004

--------------------

(1) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,667 shares of Common Stock.
(2) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,866,667 shares of Common Stock.
(3) Convertible at an exercise price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 13,333,333 shares of Common Stock
(4) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,666 shares of Common Stock.

--------------------

(5) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,333,333 shares of Common Stock.
(6) Convertible at a current conversion price of $0.75 per share, subject to anti-dilution adjustments, into an aggregate of 4,133,333 Shares of Common Stock.
(7) Convertible at a current conversion price of $0.75 per share, subject to anti-dilution adjustments, into an aggregate of 2,266,667 shares of Common Stock.
(8) Each warrant represents the right to purchase one share of Common Stock at $0.75 per share, subject to anti-dilution adjustments.
(9)      As adjusted and subject to further anti-dilution adjustment.

         Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such transactions contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated to borrowings by the Company from Coast in the maximum aggregate amount of $25.0 million. The notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the tables above. The conversion price of the Notes and the exercise price of the Warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion or exercise price then in effect in which event the conversion price and exercise price are reduced to the lower price at which such shares were issued. As a consequence of several transactions involving the Company and St. James, the conversion and exercise prices have been reduced pursuant to the anti-dilution adjustments to $0.75 per share. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James will be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and Coast, St. James could seek to foreclose against the collateral for the notes.

         On December 14, 2000, St. James converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company's Common Stock at a conversion price of $0.75 per share.

         In February, 2000, Hub, Inc., a corporation of which Mr. Underbrink is a Director, purchased for $500,000 an $800,000 note of the Company payable to Fleet Capital Corporation, the Company's previous senior secured lender. Hub, Inc. agreed to accept $500,000 from the Company in payment of the note. Hub, Inc. was paid $500,000 in January 2000.

         In February 2001, the Company issued to Mr. Underbrink and St. James five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of financial accommodations extended to the Company by Mr. Underbrink and St. James in connection with the Company's borrowings from Coast and the guarantees of Mr. Underbrink and St. James of that indebtedness. The holders of the warrants have the right to include the shares issuable on exercise included in any registration statement filed by the Company under the Securities Act of 1933, as amended, subject to certain limitations.

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity partially owned by John L. Thompson, a member of the Company's Board of Director's, for $200,000. As of December 31, 2000, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet. Mr. Thompson has agreed to pay to the Company the remaining $100,000 of the purchase price. Mr. Thompson's obligation is without interest or a fixed due date.

         An aggregate of $15.7 million principal amount of notes owing to St. James was due on March 16, 2001. On April 20, 2001, St. James agreed to extend the maturity date of these notes to September 30, 2001 in consideration for the Company agreeing to increase the interest rate on the notes to 10% per annum commencing March 17, 2001 through September 30, 2001. If not repaid on September 30, 2001, the interest rate on the notes would increase to 15% per annum. In addition, the Company agreed to accelerate the maturity date on a note in the principal amount of $2.0 million to September 30, 2001 from June 2002.

         On November 20, 2000, the Company entered into an equipment lease with Big Foot Rental Tool Service, L.L.C., a Louisiana limited liability company of which Mr. Neel is an approximately 20% owner. The Company leased for a term of twenty-four months oil and gas well service equipment with an original cost of approximately $539,000. The agreement provides for monthly rental payments of approximately $24,200 over the term of the lease. At the expiration of the lease, the Company has the option to purchase the equipment for approximately $54,000.

         The Company entered into the lease with Big Foot Rental Tool Service, L.L.C. to provide needed well service equipment at times when other sources of financing to acquire the equipment was unavailable.

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

                                     PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-KSB as so indicated in such list.

         Exhibit           Designation
         -------           -----------

           3.2 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 21, 1989 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990).

           3.2.1 Certificate of Amendment to the Company's Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 13, 2001. (incorporated by reference to the Company's Registration Statement on Form S-8, effective date March 21, 2001.)

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

          10.26.1 First Amendment to Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Bank, and the Company dated January 29, 2001. (Filed as an exhibit to the Company's Current Report on Form 8-K for January 29, 2001).

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

          10.28            Form of Promissory Note dated December 17, 1999.
                           (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15, 2000).

          10.29.1 Compromise Agreement with Release dated December 22, 1999 among the Company, Bendover Company, Alan Mann and Michael Dale Jowers. (Filed as an exhibit to the Company's Current Report on Form 8-K for February 15,
                           2000).

          10.30 Letter dated April 12, 2000 to the Company from SJCP, SJMB and Charles Underbrink (Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

          10.31 Agreement for Purchase and Sale dated February 9, 2001 between the Company and Charles E. Underbrink.

          10.32 Warrant dated February 9, 2001 to purchase 700,000 shares of Common Stock issued to Charles E. Underbrink.

          10.33 Registration Rights Agreement dated February 9, 2001 between the Company and Charles E. Underbrink.

          10.34 Agreement for Purchase and Sale dated February 9, 2001 between the Company and St. James Capital Partners, L.P.

          10.35 Warrant dated February 9, 2001 to purchase 400,000 shares of Common Stock issued to St. James Capital Partners, L.P.

          10.36 Registration Rights Agreement dated February 9, 2001 between the Company and St. James Capital Partners, L.P.

          21               Subsidiaries. The Company has no subsidiaries.

          23               Consent of PricewaterhouseCoopers, LLP

---------------------------------

         (b)      Reports on Form 8-K.

         During the quarter ended December 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 25, 2001


                                                   BLACK WARRIOR WIRELINE CORP.


                                            By:    /s/ William L. Jenkins
                                                   -----------------------------
                                                   William L. Jenkins, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                       Capacity                                          Date
---------                       --------                                          ----



/s/ William L. Jenkins          President,  CEO and Director                      May 25, 2001
---------------------------     (Principal Executive Officer)
William L. Jenkins


/s/ Ron E. Whitter              Vice President - Finance                          May 25, 2001
---------------------------     (Principal Financial and Accounting Officer)
Ron E. Whitter


/s/ John L. Thomspon            Director                                          May 25, 2001
---------------------------
John L. Thompson

/s/ Charles E. Underbrink       Director                                          May 25, 2001
---------------------------
Charles E. Underbrink

/s/ Alan W. Mann                Director                                          May 25, 2001
---------------------------
Alan W. Mann



BLACK WARRIOR WIRELINE CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 2000,
  1999 AND 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
  Black Warrior Wireline Corp.
  Columbus, Mississippi

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company's working capital deficiency, operating losses and lack of liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 18 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 13, 2001, except as to the eighth
  paragraph of Note 18, which is as of
  May 15, 2001
Memphis, TN

BLACK WARRIOR WIRELINE CORP.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                            2000                1999
                                                                                        ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $  1,373,699        $  2,425,808
   Short-term investments                                                                     50,000              50,000
   Accounts receivable, less allowance of $418,252 and $1,006,068, respectively           11,432,218           4,971,251
   Prepaid expenses                                                                          472,791             175,268
   Other receivables                                                                          45,127              46,392
   Other current assets                                                                      728,247             526,884
                                                                                        ------------        ------------
       Total current assets                                                               14,102,082           8,195,603
Land and building, held for sale                                                             250,000             400,000
Inventories                                                                                4,693,906           4,285,206
Property, plant and equipment, less accumulated depreciation                              19,873,844          19,457,361
Other assets                                                                                 837,040             704,649
Goodwill, less accumulated amortization of $532,777 and $361,714, respectively             3,118,102           3,289,165
                                                                                        ------------        ------------

       Total assets                                                                     $ 42,874,974        $ 36,331,984
                                                                                        ============        ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $  4,844,870        $  6,936,572
   Accrued salaries and vacation                                                             754,591             249,296
   Accrued interest payable                                                                3,440,148           3,027,901
   Other accrued expenses                                                                  1,162,812             777,598
   Notes payable and capital lease obligations to related parties                         21,896,639           3,041,234
   Current maturities of long-term debt and capital lease obligations                     26,554,373           8,391,346
                                                                                        ------------        ------------
       Total current liabilities                                                          58,653,433          22,423,947
Notes payable and capital lease obligation to related parties                                     --          21,412,356
Long-term debt and capital lease obligations, less current maturities                             --          10,542,555
Deferred revenue                                                                             100,000             100,000
                                                                                        ------------        ------------
       Total liabilities                                                                  58,753,433          54,478,858
                                                                                        ------------        ------------

Commitments and contingencies (Notes 4, 6, 7, 8, 14 and 15)

Stockholders' deficit:
   Preferred stock, $.0005 par value, 2,500,000 shares authorized,
     none issued at December 31, 2000 or 1999                                                        --                  --
   Common stock, $.0005 par value, 12,500,000 shares authorized,
      12,496,408 and 4,812,260 shares issued
      and outstanding at December 31, 2000 and 1999, respectively                                 6,248               2,406
   Additional paid-in capital                                                                19,764,891          13,316,081
   Accumulated deficit                                                                      (35,066,205)        (30,881,968)
   Treasury stock, at cost, 4,620 shares at December 31, 2000 and 1999                         (583,393)           (583,393)
                                                                                           ------------        ------------
       Total stockholders' deficit                                                          (15,878,459)        (18,146,874)
                                                                                           ------------        ------------

       Total liabilities and stockholders' deficit                                         $ 42,874,974        $ 36,331,984
                                                                                           ============        ============



   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                  2000                  1999                  1998
                                                              ------------          ------------          ------------
Revenues                                                      $ 45,699,409          $ 29,293,373          $ 34,436,553

Operating costs                                                 33,230,672            22,788,586            30,484,788

Selling, general and administrative expenses                     7,041,725             6,258,365             7,453,547

Depreciation and amortization                                    5,419,779             5,008,078             4,815,955

Impairment loss (Note 20)                                               --                    --            11,100,000
                                                              ------------          ------------          ------------

     Income (loss) from operations                                   7,233            (4,761,656)          (19,417,737)

Interest expense and amortization of debt discount              (5,110,809)           (3,484,999)           (2,867,575)

Loss from impairment of non-operating land
   and building held for sale (Note 2)                            (150,000)                   --                    --

Net gain (loss) on sale of fixed assets                             10,345                (7,263)              154,986

Other income                                                        90,418               106,741                61,948
                                                              ------------          ------------          ------------

     Loss before benefit for income taxes and
      extraordinary gain                                        (5,152,813)           (8,147,177)          (22,068,378)

Benefit for income taxes                                                --                    --            (1,051,698)
                                                              ------------          ------------          ------------

     Loss before extraordinary gain                             (5,152,813)           (8,147,177)          (21,016,680)

Extraordinary gain on extinguishment of debt, net of
   income taxes of $0 (Note 13)                                    968,576               127,671                    --
                                                              ------------          ------------          ------------

     Net loss                                                 $ (4,184,237)         $ (8,019,506)         $(21,016,680)
                                                              ============          ============          ============

Net loss per share - basic:

     Loss before extraordinary gain                           $       (.68)         $      (1.84)         $      (5.86)

     Extraordinary gain on extinguishment of debt                      .13                   .03                    --
                                                              ------------          ------------          ------------

Net loss per share - basic                                    $       (.55)         $      (1.81)         $      (5.86)
                                                              ============          ============          ============

Net loss per share - diluted:

     Loss before extraordinary gain                           $       (.68)         $      (1.84)         $      (5.86)

     Extraordinary gain on extinguishment of debt                      .13                   .03          $         --
                                                              ------------          ------------          ------------

Net loss per share - diluted                                  $       (.55)         $      (1.81)         $      (5.86)
                                                              ============          ============          ============

Weighted average common shares outstanding                       7,619,927             4,424,035             3,589,235
                                                              ============          ============          ============

Weighted average common shares
   outstanding with dilutive securities                          7,619,927             4,424,035             3,589,235
                                                              ============          ============          ============



   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                              COMMON
                                       COMMON STOCK                                           STOCK           TREASURY STOCK
                                    ---------------------     PAID-IN        ACCUMULATED      TO BE         ------------------
                                    SHARES      PAR VALUE     CAPITAL          DEFICIT        ISSUED        SHARES        COST
                                    ------      ---------     -------          -------        ------        ------        ----
Balance, December 31, 1997         2,990,254     $1,495    $ 7,744,953      $ (1,845,782)    $ 280,000       4,620     $(583,393)

Shares issued in private
   placement                         596,000        298      3,035,268

Shares issued in private
   placement                         176,364         88        902,012

Shares issued in connection
   with prior year acquisition       133,333         66        279,934                        (280,000)

Shares issued from exercise of
   warrants                            1,500          1          2,999

Issuance of warrants                                           142,385

Net loss for the year ended
   December 31, 1998                                                         (21,016,680)
                                   ---------      -----     ----------       -----------      ------------   -----      --------


Balance, December 31, 1998         3,897,451      1,948     12,107,551       (22,862,462)           --       4,620      (583,393)

Shares issued to individuals in
   settlement of potential
   litigation                        770,364        386        914,421

Shares issued in connection
   with acquisition                   94,445         47         64,884

Shares issued in connection
   with acquisition                   50,000         25         64,975

Issuance of warrants                                           164,250

Net loss for the year ended
   December 31, 1999                                                          (8,019,506)
                                   ---------      -----     ----------       -----------      ------------   -----      --------

Balance, December 31, 1999         4,812,260      2,406     13,316,081       (30,881,968)           --       4,620      (583,393)

Conversion of note payable
   and accrued interest
   to related party (Note 6)       5,017,481      2,509      3,760,602

Conversion of note payable
   to related party for
   settlement of
   litigation (Note 6)             2,666,667      1,333      1,998,667

Issuance of stock
   options to non-employees                                    246,041

Forgiveness of debt by
   related party (Note 4)                                      300,000

Issuance of warrants                                           143,500

Net loss for the year ended
   December 31, 2000                                                          (4,184,237)
                                   ---------      -----     ----------       -----------     -------------   -----      --------

Balance, December 31, 2000         12,496,408    $6,248    $ 19,764,891     $(35,066,205)    $    --         4,620     $(583,393)
                                   ==========    ======    ============     ============     =============   =====     =========



   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                           2000            1999            1998
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                            $ (4,184,237)   $ (8,019,506)   $(21,016,680)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation                                                                       5,248,716       4,850,772       4,398,762
       Amortization                                                                         171,063         157,306         417,193
       Amortization of debt issue costs                                                   1,370,917         303,487
       Provision for doubtful accounts                                                     (671,859)       (686,796)      2,279,922
       Issuance of shares in consideration of claims released                                               914,807
       Net (gain) loss on disposition of property, plant and equipment                      (10,345)          7,263        (154,986)
       Impairment loss                                                                      150,000                      11,100,000
       Issuance of shares as compensation for services                                      246,041
       Extraordinary gain on extinguishment of debt                                        (968,576)       (127,671)
       Deferred tax benefit                                                                                              (1,051,698)
       Other                                                                                                188,953
       Change in:
         Accounts receivable                                                             (5,789,107)       (688,451)       (416,237)
         Prepaid expenses                                                                  (297,523)        (64,689)        174,006
         Other receivables                                                                    1,265          89,881        (221,327)
         Other current assets                                                              (201,363)        (28,072)        (18,497)
         Inventories                                                                       (408,700)         (6,605)         97,304
         Other assets                                                                       (60,960)        (50,356)        331,133
         Accounts payable and accrued liabilities                                         2,492,740       2,643,171       3,255,141
                                                                                       ------------    ------------    ------------
             Cash used in operating activities                                           (2,911,928)       (516,506)       (825,964)
                                                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Acquisitions of property, plant and equipment                                         (3,609,108)     (1,803,041)     (5,992,397)
   Proceeds from sale of property, plant and equipment                                       15,450          34,820         295,658
   Acquisitions of businesses, net of cash acquired                                                                        (533,224)
                                                                                       ------------    ------------    ------------
             Cash used in investing activities                                           (3,593,658)     (1,768,221)     (6,229,963)
                                                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from bank and other borrowings                                               31,144,947       6,921,955       3,697,054
   Principal payments on long-term debt, notes payable and
     capital lease obligations                                                          (27,047,898)     (1,639,972)     (2,376,487)
   Proceeds (payments) from (on) working revolver, net                                    2,495,178      (1,424,378)      2,769,856
   Debt issue costs                                                                      (1,138,750)       (188,312)       (369,765)
   Proceeds from issuance of common stock, net                                                                            3,940,666
                                                                                       ------------    ------------    ------------
             Cash provided by financing activities                                        5,453,477       3,669,293       7,661,324
                                                                                       ------------    ------------    ------------
             Net (decrease) increase in cash and cash equivalents                        (1,052,109)      1,384,566         605,397
Cash and cash equivalents, beginning of year                                              2,425,808       1,041,242         435,845
                                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year                                                 $  1,373,699    $  2,425,808    $  1,041,242
                                                                                       ============    ============    ============


Supplemental disclosure of cash flow information:
   Cash paid during the year for:

     Interest                                                                          $  2,685,452    $  1,984,772    $  1,559,296
                                                                                       ============    ============    ============

     Income taxes                                                                      $         --    $         --    $         --
                                                                                       ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                          2000             1999             1998
                                                                                       -----------      -----------      -----------
Supplemental schedule of noncash investing and financing activities:
   Default on notes receivable relating to land and building sale (Note 2)                                               $   500,000
   Acquisition of property, plant and equipment financed under capital
     leases and notes payable                                                          $ 2,061,194      $   107,527      $   897,509
   Notes payable incurred in connection with acquisitions of businesses                                                  $20,201,140
   Stock warrants issued                                                               $   143,500      $   164,250      $   142,383
   Acquisition of property, plant and equipment through stock issuance                                  $   129,859
   Conversion of notes and interest payable to related parties to
     equity (Note 6)                                                                   $ 5,763,111
   Forgiveness of related party debt (Note 4)                                          $   300,000


   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 1 - GENERAL INFORMATION

Black Warrior Wireline Corp. (the "Company"), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Anadarko Basin in Oklahoma, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota and the Gulf of Mexico offshore of Louisiana and in South Texas. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling activities and (c) workover services. Further discussion on business segments is located in Note 17.

During the third quarter of 1999, the Company merged Boone Wireline Co., its wholly-owned subsidiary, into Black Warrior Wireline Corp. Boone Wireline Co. was subsequently dissolved. The dissolution had no effect on prior or current year earnings or equity.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. Unbilled amounts included in accounts receivable totaled $1,024,105 and $492,550 at December 31, 2000 and 1999, respectively.

INVENTORIES - Inventories consist of tool components, subassemblies and expendable parts used in directional oil and gas well drilling activities. Tools manufactured and assembled are transferred to property, plant and equipment as completed at the total cost of components, subassemblies and expendable parts of each tool. Components, subassemblies and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice (see Note 20).

LAND AND BUILDING, HELD FOR SALE - Land and building held for sale is stated at the lower of cost or estimated net realizable value. During 1997, the Company exchanged land and building with a basis of $400,000 for a $500,000 note receivable. The Company did not recognize the $100,000 gain as no down payment was received. The $100,000 was included in deferred revenue at December 31, 1997. During 1998, the buyer failed to pay the note receivable when it became due. Accordingly, the transaction has been reversed and the land and building are recorded on the balance sheet at cost. During 2000, it was determined that the land and building held for resale was impaired. The Company recorded a loss from impairment of the assets held for resale of $150,000 in the statement of operations.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. At December 31, 2000 and 1999, significantly all of the property, plant and equipment has been pledged as collateral for the Company's borrowings (see Note 6).

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its goodwill (see Note 20).

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

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its long-lived assets (see Note 20).

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

STOCK-BASED COMPENSATION - In accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has chosen to continue applying the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to its stock-based employee compensation arrangements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

BASIS OF PRESENTATION - Certain prior year amounts have been reclassified to conform to current year presentation.

REVENUE RECOGNITION - Revenues are recognized at the time services are performed.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

EARNINGS PER SHARE - In accordance with SFAS No. 128, EARNINGS PER SHARE, the Company presents basic and diluted earnings per share ("EPS") on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

SEGMENT REPORTING - In 1998, the Company adopted SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements and changes in the measurement of segment amounts from period to period. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 17).

RECENT ACCOUNTING PRONOUNCEMENTS - On December 31, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The Company adopted SAB 101 in the fourth quarter, as required, and has concluded that SAB 101 did not have any impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), subsequently amended by SFAS 137 and 138. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively called derivatives) and for hedging activities. The Company did not hold any derivative financial or commodity instruments as of December 31, 2000 and does not believe adoption of SFAS 133 in 2001 will have any significant financial statement impact.

NOTE 3 - ACQUISITIONS

On March 16, 1998, the Company acquired from Phoenix Drilling Services, Inc. ("Phoenix") the assets of its domestic oil and gas well directional drilling and downhole survey service business ("Phoenix Acquisition") for $19,000,000. The purchase price was financed with the proceeds of various notes totaling $19,000,000. For financial statement purposes, the Phoenix Acquisition was accounted for as a purchase and, accordingly, Phoenix's results are included in the financial statements since the date of acquisition. The excess of the purchase price of Phoenix over net assets acquired, goodwill, approximated

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

$2,760,000 and was being amortized over twenty-five years. The following is a summary of assets acquired, liabilities assumed and consideration paid in connection with the acquisition:


Fair value of assets acquired, including goodwill                   $20,219,422
Cash paid for assets acquired and transaction
   costs incurred                                                      (510,765)
                                                                    -----------

         Liabilities assumed or incurred                            $ 19,708,657
                                                                    -----------


During the fourth quarter of 1998, the Company assessed the recoverability of long-lived assets relating to the Phoenix Acquisition. The Company concluded that the goodwill and certain inventories and property, plant and equipment were impaired (see Note 20).

On June 1, 1998, the Company acquired Petro Wireline, Inc. ("Petro Acquisition"), which is engaged in the wireline business in the four-corners region of New Mexico, Colorado, Utah and Arizona, for $875,000. The purchase price was financed with the proceeds of various notes totaling $875,000. For financial statement purposes, the Petro Acquisition was accounted for as a purchase and, accordingly, Petro Wireline's results are included in the financial statements since the date of acquisition. The excess of the purchase price of Petro Wireline over net assets acquired, goodwill, approximated $87,000 and is being amortized over twenty-five years.


Fair value of assets acquired, including goodwill                     $ 966,091
Cash paid for assets acquired and transaction costs incurred            (22,459)
                                                                     ----------

         Liabilities assumed or debt incurred                          $943,632
                                                                     ----------


On March 1, 2000, the Company executed its option to purchase the assets of MSI. The option to purchase and extensions to the option called for the Company to pay approximately $75,000, issue 144,445 shares of the Company's common stock and pay outstanding notes payable related to the acquired assets of approximately $385,000. The shares were issued during 1999. The acquisition was accounted for as a purchase. There was no goodwill associated with this purchase.

The following table presents unaudited pro forma results of operations for the years ended December 31, 2000, 1999 and 1998, as if the acquisitions had occurred at the beginning of the years presented. The pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at the beginning of the years presented.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              2000               1999              1998
                                                           (Unaudited)        (Unaudited)       (Unaudited)
                                                          --------------    --------------    --------------
Revenues                                                  $   45,699,409    $   29,293,373    $   38,688,771
                                                          --------------    --------------    --------------
Loss before benefit for income taxes
   and extraordinary gain                                 $   (5,152,813)   $   (8,147,177)   $  (22,259,312)
                                                          --------------    --------------    --------------
Net loss                                                  $   (4,184,237)   $   (8,019,506)   $  (21,278,034)
                                                          --------------    --------------    --------------

Net loss per share - basic:

   Loss before extraordinary gain                         $         (.68)   $        (1.84)   $        (5.72)
   Extraordinary gain on extinguishment of debt                      .13               .03                --
                                                          --------------    --------------    --------------
Net loss per share - basic                                $         (.55)   $        (1.81)   $        (5.72)
                                                          --------------    --------------    --------------

Net loss per share - diluted:

   Loss before extraordinary gain                         $         (.68)   $        (1.84)   $        (5.72)
   Extraordinary gain on extinguishment of debt                      .13               .03                --
                                                          --------------    --------------    --------------
Net loss per share - diluted                              $         (.55)   $        (1.81)   $        (5.72)
                                                          --------------    --------------    --------------


The unaudited pro forma results include the historical accounts of the Company and historical accounts of the acquired businesses and pro forma adjustments, including the amortization of the excess purchase price over the fair value of the net assets acquired, the increase in interest expense resulting from borrowings used to finance the acquisitions and the change in depreciation expense as a result of purchase price adjustments.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 1997, the Company acquired substantially all of the assets and certain of the liabilities of Diamondback Directional Drilling, Inc. ("DDI"). In connection with the acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI. One of the majority stockholders of DDI is now an officer and director of the Company. The notes bear interest at 6.5% and were due August 1999, with quarterly interest payments due beginning in January 1998. In conjunction with the refinancing further described in Note 6, this note was restructured in the first quarter of 2000 to require monthly interest payments. There was no accrued interest outstanding on this note at December 31, 2000 or December 31, 1999. Interest expense on this note totaled $121,194, $206,888 and $206,888 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has executed notes payable to St. James Merchant Bankers, L.P ("SJMB") and St. James Capital Partners, L.P. ("SJCP"), whose chief executive officer and president both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At December 31, 2000 and 1999, notes due to SJMB, SJCP and their principal partners totaled $18,200,000 and $19,950,000, respectively. The notes bear interest at rates from 7% to 10%. Interest expense and accrued interest associated with these notes were as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                 2000             1999             1998
                              ----------       ----------       ----------

Interest expense              $2,326,000       $1,630,000       $1,191,000
Accrued interest              $3,241,000       $2,928,000


In connection with the Phoenix Acquisition, the Company borrowed $1,000,000 from Falcon Seaboard Investment Co., L.P. ("Falcon Seaboard"), which is affiliated with SJCP. The note bears interest at 8% with the principal and interest due in March 2001. Accrued interest payable on this borrowing totaled approximately $235,000 and $155,000 as of December 31, 2000 and 1999, respectively. Interest expense on this note approximated $80,000, $80,000 and $75,000 for each of the three years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000 and 1999, the Company has a mortgage note payable of $230,000, originally $380,000, to the former owner of Dyna Jet, an employee of the Company through November 1998. (See Note 6). Interest of $1,500 is paid monthly. Interest expense totaled $18,000 for each of the three years ended December 31, 2000, 1999, and 1998, respectively.

In connection with the Petro Acquisition, the Company has a $175,000 promissory note, originally $350,000, to a limited partnership partially owned by a person who is now an employee of the Company. The note bears interest at 1.5% above the prime rate for commercial loans adjusted as of the first day of each month during the term of the note. Principal of $116,667 and accrued interest to date are due and payable each June until June 1, 2001. At December 31, 1999, the Company had accrued interest payable of approximately $56,000 relating to this note. Interest expense totaled $3,200, $26,250 and $16,188 for the three years ended December 31, 2000, 1999 and 1998, respectively. In connection with the refinancing agreement described in Note 6, this note was paid in full during the first quarter of 2000.

During 2000, the Company entered into three capital leases totaling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. There was $779,774 outstanding on these leases as of December 31, 2000. The leases have a stated interest rate of 52.72% and expire in December 2001. Interest expense and accrued interest for the leases totaled approximately $81,000 and $0, respectively, for the year ended December 31, 2000.

On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. There was $503,975 outstanding on this lease as of December 31, 2000. The interest rate is 14.88% and the lease agreement expires in December 2002. Interest expense and accrued interest for the lease totaled approximately $8,984 and $0, respectively, for the year ended December 31, 2000.

At December 31, 2000 and 1999, the Company had a remaining accrual of approximately $21,000 relating to the Company's commitment to pay the Company president's tax liability resulting from previously issued common stock as a bonus.

During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc. This note was paid in full in connection with the refinancing plan more fully described in Note 6.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

At December 31, 1999 and through part of 2000, SJMB held a significant ownership interest in Collins and Ware, Inc., which is a customer of the Company. Sales to Collins and Ware, Inc. during 2000 and 1999 were approximately $783,000 and $2,956,000, respectively.

During the year ended December 31, 1998, the Company paid approximately $902,000 to SJCP for consulting fees.

See Notes 6 and 8 for financing arrangements and common stock transactions with related parties.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following at December 31, 2000 and 1999:

                                                   2000           1999
                                                ----------    ----------

Vehicles                                       $ 9,724,178    $ 8,672,351
Land and building                                  245,000        245,000
Workover rigs and related equipment                601,730        438,155
Operating equipment                             27,607,639     23,336,048
Office equipment                                   703,183        576,648
                                                ----------    -----------

                                                38,881,730     33,268,202
Less: accumulated depreciation                  19,007,886     13,810,841
                                                ----------    -----------

     Net property, plant and equipment         $19,873,844    $19,457,361
                                                ----------    -----------



Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $5,248,716, $4,850,772 and $4,398,762, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

The following is a summary of the equipment under capital leases (included above) at December 31, 2000 and 1999:


                                                     2000            1999
                                                  ----------      ----------

Workover rigs and related equipment               $  158,909      $  158,909
Operating equipment                                1,657,235
Vehicles                                             403,959         257,508
                                                  ----------      ----------

                                                   2,220,103         416,417
Less: accumulated depreciation                       170,430         170,248
                                                  ----------      ----------

     Net equipment under capital lease            $2,049,673      $  246,169
                                                  ==========      ==========


NOTE 6 - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 2000 and 1999, long-term debt and other financing arrangements consisted of the following:

                                                                                                      2000             1999
                                                                                                   -----------      -----------
Notes payable to Trustmark Bank, monthly payments of varying amounts
 through September 2004, including interest ranging from 8.85% to 9.65%                            $    92,624      $        --

Capitalized leases, monthly payments required in varying amounts
 through December 2005, interest ranging from 4.90% to 10.73%                                          499,527               --

Notes payable to Coast Business Credit, monthly payments of
 $243,056 and monthly payments of excess cash flows, as defined, through February 2002,
 interest at prime plus 2.00% (11.50% at December 31, 2000)                                         14,831,098               --

Revolving line of credit to Coast Business Credit, interest at prime
 plus 1%  (10.50% at December 31, 2000)                                                              5,500,392               --

Note payable to Imperial Finance Corporation, monthly payments
 of $37,710 through July 2001, including interest at 7.90%                                             184,884               --

Notes payable to Trustmark Bank, monthly payments in varying amounts
 through January 2004, including interest ranging from 7.75% to 8.75%                                       --           91,371

Installment notes payable, monthly payments required in varying amounts
 through November 2003, interest at rates ranging from 5.90% to 12.54%                                      --        1,708,658

Capitalized leases, monthly payments required in varying amounts through
 July 2001, including interest ranging from 5.00% to 6.25%                                                  --          173,065

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Notes payable to General Electric Capital Corporation, monthly payments
 required in varying amounts through January 2003, interest at 8.75%                                   --        4,383,546

Notes payable to Fleet Capital Corporation, monthly payments required in
 varying amounts through March 2002, interest rates ranging from 8.75% to 9.00%                        --       10,707,211

10% convertible notes payable to various individuals, with interest rate increasing to 15% effective September 30, 2000, subordinated to Coast debt
 Principal and interest due January 2001. Convertible at $0.75 per share at anytime up to 30 business days following maturity (see description below
 regarding extension of maturity date)                                                          5,450,000        1,950,000
                                                                                              -----------      -----------
                                                                                               26,558,525       19,013,851
     Less:
       Current portion of long-term debt (see below)                                           26,554,373        8,391,346
       Unamortized discount on long-term debt                                                       4,152           79,950
                                                                                              -----------      -----------

     Long-term debt and capital lease obligations, less current maturities                    $        --      $10,542,555
                                                                                              ===========      ===========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Notes payable to related parties consist of the following at December 31, 2000 and 1999:

                                                                                                2000               1999
                                                                                             -----------        -----------
Note payable to former owner of DDI, principal due August 1999, interest due quarterly at 10.0% (see description below regarding extension of
 maturity date)                                                                              $ 1,182,890        $ 3,182,890

7% convertible note payable to SJCP, principal and interest orignially due
 October 1999, extended to March 2001. Convertible at $0.75 per share at any time up to 30 business days following maturity (see description below
 regarding extension of maturity date and increase in interest rate)                           2,900,000          2,900,000

9% convertible note payable to SJCP, principal and interest due June 2002
 Convertible at $0.75 per share at any time up to 30 business days following maturity (see description below regarding acceleration of maturity date
 and increase in interest rate)                                                                2,000,000          2,000,000

Promissory note payable to the former owners of Petro Wireline, Inc., due and payable each year in 1/3 increments starting in June 1999, including interest of 1.5% above the prime rate for commercial loans adjusted first
 day of every month                                                                                   --            175,000

8% convertible note payable to SJMB, principal and interest due March 2001
 Convertible at $0.75 per share at anytime up to 30 business days following maturity (see description below regarding extension of maturity date
 and increase in interest rate)                                                                7,250,000          9,000,000

8% convertible note payable to Falcon Seaboard, principal and interest due March
 2001. Convertible at $0.75 per share at any time up to 30 business days following maturity (see description below regarding
 extension of maturity date and increase in interest rate)                                     1,000,000          1,000,000

10% convertible note payable to SJMB, principal and interest due March 2001
 Convertible at $0.75 per share at anytime up to 30 business days following
 maturity (see description below regarding extension of maturity date)                         2,000,000          2,000,000

10% convertible note payable to SJMB, principal and interest due March 2001
 Convertible at $0.75 per share at anytime up to 30 business days following
 maturity (see description below regarding extension of maturity date)                         2,500,000          2,500,000

10% convertible note payable to SJMB interest rate increasing to 15% effective
 September 30, 2000, principal and interest due January 2001. Convertible at
 $0.75 per share at anytime up to 30 business days following
 maturity (see description below regarding extension of maturity date)                           750,000            750,000

10% convertible note payable to directors of SJMB interest rate increasing to
 15% effective September 30, 2000, principal and interest due January 2001
 Convertible at $0.75 per share at anytime up to 30 business days following
 maturity (see description below regarding extension of maturity date)                           800,000            800,000

Note payable to former owner of Dyna Jet, Inc. due and payable in November
 2001 with interest at the rate of the lesser of $1,500 per month or 8% per
 annum on unpaid balance                                                                         230,000            230,000

Capital lease obligations to MWD Technologies Company, monthly payments in varying amounts through 2001, including interest
 at 52.27%                                                                                       779,774                 --

Capital lease obligation to Big Foot Tool Rental Service, LLC, monthly
 payments in varying amounts through 2003, including interest at 14.88%                          503,975                 --
                                                                                             -----------        -----------

                                                                                              21,896,639         24,537,890
     Less:
       Current portion of notes payable to related parties (see below)                        21,896,639          3,041,234
       Unamortized discount on notes payable                                                          --             84,300
                                                                                             -----------        -----------

     Total long-term notes payable to related parties                                        $        --        $21,412,356
                                                                                             ===========        ===========


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

During the first quarter of 2000, the Company executed a refinancing plan. As part of the refinancing plan, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast") in the amount of $25,000,000, obtained private financing of $3,500,000 and executed a compromise agreement of release with the former owner of DDI which provided for the conversion of $2,000,000 of debt to equity.

Pursuant to the Loan Agreement, the Company may make collateralized borrowings in the aggregate amount of up to the lesser of $25,000,000 or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14,500,000, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14,500,000, is a term loan (the "Equipment Loan"), an additional $2,000,000 is a term loan (the "Installment Loan") and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month for each month during the period ending February 28, 2001 and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000 and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above. The Loan Agreement ceases to be in effect on February 28, 2003, provided, however, the Loan Agreement will automatically renew for additional terms of one year unless either party elects not to renew the term. In the event the Loan Agreement is not renewed on February 28, 2003, or at the end of any renewal term thereafter, all borrowings then outstanding under the Loan Agreement are then due and payable. The Loan Agreement has been guaranteed by SJMB, SJCP and a personal guarantee by a board member of the Company, who is also an investor in SJMB and SJCP. The Company borrowed an aggregate of $15,600,000 pursuant to the Loan Agreements. The proceeds were used to repay the Company's former senior secured lenders in the amount of $13,500,000, to repay other indebtedness aggregating $1,500,000 and the balance was used for general corporate purposes, including the payment of outstanding accounts payable.

During 2000, the Company was in violation of certain general and financial convenants of its loan and security agreement with Coast. Due to normal cross default provisions, the Company was in default on all other debt. No waivers were obtained for these covenant violations and events of default. These violations were cured in connection with an Amendment to the Loan and Security Agreement with Coast, finalized during the first quarter of 2001.

Under the 2001 Amendment to the Loan Agreement, if assets or ownership interest in the Company are not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then SJMB/SJCP is required to make an additional equity investment in the Company sufficient to pay to Coast the deferred excess cash flow payments, as defined. The excess cash flow payments due Coast, absent the deferral to June 30, 2001, aggregate approximately $2.5 million as of March 31, 2001. The Company anticipates the required excess flow payment will continue to increase through June 30, 2001. The failure of SJMB/SJCP to make such investment is an event of default under the Loan Agreement.

By virtue of its guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from SJCP and SJMB, as well as Mr. Underbrink, a board member, the outstanding principal and interest on the Company's obligation to Coast. Mr. Underbrink's liability is limited to no more than $5.0 million. As amended in January 2001, the guaranty of SJCP/SJMB is backed

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

by a letter of credit in the amount of $8.2 million. Without continued improvement in the Company's revenues and operating results, the Company may be substantially dependent upon the continuing support of SJCP and SJMB during 2001 to fund its ongoing obligations, including its obligations to Coast.

Due to the debt convenant violations and events of default described above, the Company operated in 2000 under forbearance from its lenders. As further described in the Amendment to the Loan Agreement, Coast amended certain financial convenants and has delayed the required excess cash flow payments for the period August 2000 to June 2001, until June 30, 2001.

In connection with the refinancing plan, the related party debt holders signed subordination agreements with respect to the new indebtedness. These subordination agreements preclude the repayment of this debt prior to the repayment of the new indebtedness which is due to be repaid during 2001.

The Company also executed a Compromise Agreement of Release with Bendover Company ("Bendover"), which is the successor company of DDI, in connection with the refinancing plan whereby the parties compromised and settled their disputes arising out of the Company's acquisition of the assets of DDI in October 1997. Pursuant to the agreement, Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. Interest is paid monthly on this note. The agreement also provides for the election of Alan Mann, a principal stockholder of Bendover, as a Director of the Company, the payment of approximately $26,000 to Mr. Mann on account of outstanding claims against the Company and the dismissal of the lawsuit between the Company and Bendover. On January 15, 2001, the maturity date of this note was extended to June 15, 2001. In conjunction with this extension, the interest rate was increased to 20%, with one-half of the interest (10%) to be paid monthly and the remaining amount to be accrued and paid in full on June 15, 2001.

During the first quarter of 2001, the Company executed a refinancing plan (the "2001 Plan"), whereby the maturity dates for an aggregate of $15,650,000 principal amount of notes owed to SJMB, SJCP or to Falcon Seaboard originally due March 16, 2001 was extended to September 30, 2001. The interest rates on these notes were increased to 10% per annum commencing March 17, 2001 through September 30, 2001. If not repaid on September 30, 2001, the interest rate on the notes would increase to 15% per annum. Additional notes totaling $1,550,000 owed to the directors of SJMB, with original maturity dates of January 2001, were also extended to June 30, 2001. In addition, the Company agreed to accelerate the maturity date on a note on the principal amount of $2.0 million to September 30, 2001 from June 2002. The maturity dates of $5,400,000 of the $5,450,000 non-related party notes payable with an interest rate of 15% at year-end was also extended to June 30, 2001.

In conjunction with the 2001 Plan, $500,000 of the $5,450,000 notes payable were repurchased from the former note holders by related parties, including a member of the Board of Directors, an officer and several employees of the Company, affiliates of St. James and Hub, Inc. These notes bear interest at 15% and are due on June 30, 2001.

During December 2000, SJMB exercised its option and converted $1,750,000 of its $9,000,000 note payable and $2,013,111 of related accrued interest to equity in return for 5,017,481 shares of common stock.

Under the terms of the SJCP notes payable, SJCP has rights, which include the right to nominate one person for election to the Company's board of directors and has certain preferential rights to provide future financing. The note agreement also contains prohibitions against consolidating, merging or entering into a share exchange with another person without SJCP's consent.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Substantially all of the Company's assets are pledged as collateral for the senior debts described above.

At December 31, 1999, the Company was not in compliance with certain general and financial covenants of its loan and security agreement with Fleet. The Company was unable to obtain any waiver of covenant violations. Due to the events of default and normal cross default provisions of all other debt, the Company's debt at December 31, 1999 was currently due and payable. The Company operated throughout 1999 under forbearance agreements with its lenders.

As a result of the refinancing plan discussed above, all obligations currently due and payable at December 31, 1999, pursuant to the events of default and cross defaults, were fully satisfied or the maturity date of the debt was extended. Accordingly, the Company classified its long-term debt as current and long-term based on the debt maturity schedules of the new indebtedness. The remaining outstanding indebtedness to the former owner of DDI, subsequent to the conversion of $2,000,000 of debt to equity, has been classified as current as no waiver for previous defaults was obtained.

A certificate of deposit in the amount of $50,000 was pledged as collateral for the Company's corporate credit card line of credit of approximately $100,000. Borrowings of $61,000 and $0 were outstanding under the corporate credit cards at December 31, 2000 and 1999, respectively.

Maturities of debt are as follows:


FISCAL
YEAR
-----------

2001 (current)                                            $48,451,012
2002                                                               --
2003                                                               --
2004                                                               --
2005                                                               --
2006                                                               --
Thereafter                                                         --
                                                          -----------

                                                          $48,451,012
                                                          ===========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS

The Company leases land, office space and equipment under various operating and capital leases. The leases expire at various dates through 2005. Rent expense was approximately $1,459,000, $1,099,000 and $922,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2000 were as follows:


FISCAL                                              OPERATING        CAPITAL
YEAR                                                 LEASES           LEASES
--------                                           -----------      -----------

2001                                               $   417,129      $ 1,443,983
2002                                                   230,171          457,172
2003                                                    95,465          357,469
2004                                                    82,554           94,960
2005                                                    30,000           62,197
Thereafter                                                  --               --
                                                   -----------      -----------

        Total minimum lease payments               $   855,319        2,415,781
                                                   ===========


Imputed interest                                                       (539,881)
                                                                    -----------

Present value of minimum lease payments,
   including $0 classified as current
   portion of capital lease obligations                             $ 1,875,900
                                                                    ===========



NOTE 8 - COMMON STOCK TRANSACTIONS

Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through September 30, 1999, the Company issued 144,445 shares of common stock to Measurement Specialists Inc. ("MSI"). The securities have been issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI. The Company completed the acquisition of MSI, as more fully described in Note 3, during the first quarter of 2000.

Commencing in April 1999, the Company offered to the subscribers in private sales of the Company's securities, which occurred in March and April 1998, the right to receive one additional share of the Company's common stock for each share purchased in the private sale. In exchange, the subscribers were asked to release the Company from all claims arising out of subscribers' allegations that the Company breached its agreement to register under the Securities Act of 1933, as amended (the "Securities Act"), the public offer and sale of the shares sold to the subscribers in 1998. Subscribers alleged that they were unable to liquidate their shares purchased as they had expected because of the breach of this agreement. The Company disputed the claim on the basis that it had timely filed a registration statement relating to the shares in accordance with the terms of the agreement. The registration statement remains on file but has not been declared effective under the Securities Act. The Company made the offer to subscribers in order to resolve the matter. The offering terminated on May 28, 1999. Accordingly, during the third quarter of 1999, the company issued 770,364 shares of common stock to the subscribers in consideration of their release of their claims. Two subscribers who had purchased an aggregate of 2,000 shares in the 1998 private placements did not accept the offer. Management is of the opinion that if claims are

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

presented by these shareholders, there would be no material impact on the Company. No underwriter participated in the sale of the securities and no compensation was paid to any person in connection with soliciting the issuance of the shares. The shares of common stock were issued in reliance upon the exemption from registration requirements of the Securities Act afforded by
Section 4(2) and Regulation D thereunder.

As further discussed in Note 6, the Company issued 2,666,667 shares in the first quarter of 2000 to the former owner of DDI in return for the dismissal of a lawsuit between the former owner of DDI and the Company.

                                                                                                          AMOUNT
   MONTH OF        MONTH OF                                                                            RECORDED TO
     BOARD         ISSUANCE/                                            NUMBER              AMOUNT    STOCKHOLDERS'
   APPROVAL        PURCHASE             DESCRIPTION                    OF SHARES           PER SHARE      EQUITY
----------------  ------------  -----------------------------  --------------------------  --------------------------
June 1999         June 1999     Issuance to individuals in
                                settlement of potential litigation               770,364     $ 1.19       $  914,421

December 1999     January 2000  Issuance to individual in
                                settlement of litigation                       2,666,667     $  .75      $ 2,000,000

As of December 31, 2000 and 1999, the Company's certificate of incorporation permits it to issue up to 12,500,0000 shares of common stock, of which 12,496,408 and 4,812,260 shares were issued and outstanding, respectively. The Company has outstanding as of December 31, 2000 and 1999 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 110,848,684 and 84,286,806 shares, respectively, of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, the Company has an insufficient number of shares of common stock authorized for issuance in the event all its outstanding warrants and options were exercised and convertible securities were converted. In its February 9, 2001 shareholders meeting, the Company secured an amendment to its certificate of incorporation that increased the number of shares the Company was authorized to issue to 175,000,000. This amendment provides sufficient authorization of shares in the event the warrants, options and convertible securities were exercised and converted.

NOTE 9 - STOCK WARRANTS

During 2000, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 6). The warrants gave the holders the right to purchase up to 14,350,000 shares at $0.75. These warrants expire December 31, 2004.

During 1999, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 6). The warrants gave the holders the right to purchase up to 1,075,000 shares at $1.50 and 14,350,000 shares at $0.75. The 1,075,000 warrants expire February 18, 2004 while the 14,350,000 warrants expire December 31, 2004.

During 1998, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 6). The warrants gave the holders the right to purchase up to 2,000,000 shares at $5.50, 1,333,333 shares at $2.25 and 47,680 shares at $6.05. The 2,000,000 and 47,680 warrants expire in March 2003 while the 1,333,333 warrants expire in October 2003.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

The warrants issued during 2000, 1999 and 1998 are subject to "Full Ratchet" anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75. Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2000:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                          DEBT CONVERSION     SJCP           SJCP          SJMB         SJMB           SJMB         SJMB
                               $2.00          $2.75        $4.6327         $6.75        $2.25         $1.50         $0.75
                              EXPIRES        EXPIRES       EXPIRES        EXPIRES      EXPIRES       EXPIRES       EXPIRES
                              09/30/01      06/05/02       10/10/02      03/16/03      10/30/03      2/18/04       12/31/04
                             ---------    -----------    -----------   -----------   -----------   -----------   -----------
Balance, 12/31/97              236,250        666,000        725,000
1998 issuance                                                            1,800,000     1,333,333
Anti-dilution issuance                        148,000        767,759     3,600,000
1998 exercised                  (1,500)
                             ---------    -----------    -----------   -----------   -----------   -----------   -----------
Balance, 12/31/98              234,750        814,000      1,492,759     5,400,000     1,333,333
                             =========    ===========    ===========   ===========   ===========   ===========   ===========

Exercise price, 12/31/98     $    2.00    $      2.25    $      2.25   $      2.25   $      2.25

1999 issuance                                                                                        2,075,000     3,075,000
Anti-dilution issuance                      1,628,000      2,985,518    10,800,000     2,666,666     2,075,000
                             ---------    -----------    -----------   -----------   -----------   -----------   -----------
Balance, 12/31/99              234,750      2,442,000      4,478,277    16,200,000     3,999,999     4,150,000     3,075,000
                             =========    ===========    ===========   ===========   ===========   ===========   ===========

Exercise price, 12/31/99   $      2.00    $      0.75   $      0.75   $      0.75   $      0.75   $      0.75    $      0.75

2000 issuance                                                                                                      3,280,000
                             ---------    -----------    -----------   -----------   -----------   -----------   -----------
Balance, 12/31/00              234,750      2,442,000      4,478,277    16,200,000     3,999,999     4,150,000     6,355,000
                             =========    ===========    ===========   ===========   ===========   ===========   ===========

Exercise price, 12/31/00     $    2.00    $      0.75    $      0.75   $      0.75   $      0.75   $      0.75   $      0.75

                          LENDERS AFFILIATED     FALCON        HARRIS WEBB
                               WITH SJMB        SEABOARD       & GARRISON
                                 $0.75            $6.75           $6.05
                                EXPIRES          EXPIRES         EXPIRES
                               12/31/04          3/16/03         3/15/03         TOTAL
                             -----------      -------------   -------------   ------------
Balance, 12/31/97                                                               1,627,250
1998 issuance                                       200,000          47,680     3,381,013
Anti-dilution issuance                              400,000          80,526     4,996,285
1998 exercised                                                                     (1,500)
                             -----------      -------------   -------------   ------------
Balance, 12/31/98                                   600,000         128,206    10,003,048
                             ===========      =============   =============   ============

Exercise price, 12/31/98                      $        2.25   $        2.25

1999 issuance                 11,275,000                                        16,425,000
Anti-dilution issuance                            1,200,000         256,412     21,611,596
                             -----------      -------------   -------------   ------------
Balance, 12/31/99             11,275,000          1,800,000         384,618     48,039,644
                             ===========      =============   =============   ============

Exercise price, 12/31/99     $      0.75      $        0.75   $        0.75

2000 issuance                 11,070,000                                        14,350,000
                             -----------      -------------   -------------   ------------
Balance, 12/31/00             22,345,000          1,800,000         384,618     62,389,644
                             ===========      =============   =============   ============

Exercise price, 12/31/00     $      0.75      $        0.75   $       0.75

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt. The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. A total of 69,000 of these warrants have been exercised, including 1,500 exercised in 1998 which resulted in an increase to common stock and additional paid-in capital of $3,000. No warrants were exercised during 2000 or 1999. The warrants expire on September 30, 2001 and may be redeemed, at the option of the Company, at the price of $.50 per warrant, provided that the bid price of common stock has exceeded $5 per share ending on the trading day prior to the date on which the notice of redemption is given.

NOTE 10 - INCOME TAXES

The benefit for income taxes consists of the following for the years ended December 31, 2000, 1999, and 1998:

                                  2000             1999                1998
                                 -------        -----------         -----------

Federal:
   Current                       $    --        $        --         $        --
   Deferred                           --                 --            (958,652)
                                 -------        -----------         -----------
                                      --                 --            (958,652)
                                 -------        -----------         -----------
State:
   Current                            --                 --                  --
   Deferred                           --                 --             (93,046)
                                 -------        -----------         -----------
                                      --                 --             (93,046)
                                 -------        -----------         -----------

     Total                       $    --        $        --         $(1,051,698)
                                 =======        ===========         ===========


The benefit for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the loss before benefit for income taxes and extraordinary gain, as follows:

                                                                             2000                   1999                   1998
                                                                          -----------            -----------            -----------
Benefit at federal statutory rate                                         $(1,422,641)           $(2,726,632)           $(7,503,249)
State income taxes, net of federal benefit                                   (129,306)              (256,980)              (202,818)
Nondeductible tax expenses                                                     90,394                 78,949
Increase in valuation allowance                                             1,461,553              2,904,663              6,654,369
                                                                          -----------            -----------            -----------

     Benefit for federal income taxes                                     $        --            $        --            $(1,051,698)
                                                                          ===========            ===========            ===========


At December 31, 2000 and 1999, the Company has available net operating loss carryforwards of approximately $26,917,000 and $20,308,000, respectively, for federal tax purposes that expire at various dates through 2021. Additionally, the Company has state net operating loss carryforwards of approximately $19,960,000 and $13,351,000 at December 31, 2000 and 1999, respectively, which expire at various dates through 2021.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                       2000            1999
                                                   ------------    ------------

Gross deferred tax assets:
   Allowance for doubtful accounts receivable      $    156,008    $    375,263
   Accrued bonuses and other                            158,738         124,299
   Operating loss carryforwards                      10,039,921       7,574,846
   Goodwill                                           3,770,018       3,993,679
   Valuation allowance                              (11,020,585)     (9,559,032)
                                                   ------------    ------------
     Gross deferred tax asset                         3,104,100       2,509,055
                                                   ------------    ------------

Gross deferred tax liabilities:
   Depreciation                                      (2,991,432)     (2,396,387)
   Other                                               (112,668)       (112,668)
                                                   ------------    ------------
     Gross deferred tax liability                    (3,104,100)     (2,509,055)
                                                   ------------    ------------

     Net deferred tax asset (liability)            $         --    $         --
                                                   ============    ============


The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2000 and 1999, the Company has recorded a valuation allowance of $11,020,585 and $9,559,032 against the gross deferred tax asset.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 11 - LOSS PER SHARE

The calculation of basic and diluted EPS is as follows:

                                                  FOR THE YEAR ENDED 2000                     FOR THE YEAR ENDED 1999
                                         --------------------------------------     ------------------------------------------
                                           Income          Shares      Per Share      Income          Shares         Per Share
                                         (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)       Amount
                                         -----------      ---------     --------    -----------      ---------       ---------
Net Loss per Share - Basic
Loss before extraordinary gain
   available to common stockholders      $(5,152,813)     7,619,927     $   (.68)   $(8,147,177)     4,424,035       $   (1.84)

Extraordinary gain on
    extinguisment of debt                    968,576      7,619,927          .13        127,671      4,424,035             .03
                                         -----------                    --------     ----------                      ---------

Net loss per share - basic               $(4,184,237)     7,619,927     $   (.55)   $(8,019,506)     4,425,035       $   (1.81)
                                         ===========                    ========    ===========                      =========

EFFECT OF DILUTIVE SECURITIES

Stock warrants
Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED
Loss before extraordinary gain
   available to common stockholders      $(5,152,813)     7,619,927     $   (.68)   $(8,147,177)     4,424,035       $   (1.84)

Extraordinary gain on
    extinguisment of debt                    968,576      7,619,927          .13        127,671      4,424,035             .03
                                         -----------                    --------    -----------                      ---------


Net loss per share-diluted               $(4,184,237)     7,619,927     $   (.55)   $(8,019,506)     4,425,035       $   (1.81)
                                         ===========                    ========    ===========                      =========


                                                  FOR THE YEAR ENDED 1998
                                          ------------------------------------------
                                            Income            Shares      Per Share
                                           (Numerator)     (Denominator)   Amount
                                          -------------      ---------    --------
Net Loss per Share - Basic
Loss before extraordinary gain
   available to common stockholders       $ (21,016,680)     3,589,235    $  (5.86)

Extraordinary gain on
    extinguisment of debt                            --      3,589,235          --
                                          -------------                   --------

Net loss per share - basic                $ (21,016,680)     3,589,235    $  (5.86)
                                          =============                   ========

EFFECT OF DILUTIVE SECURITIES

Stock warrants
Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED
Loss before extraordinary gain
   available to common stockholders       $ (21,016,680)     3,589,235    $  (5.86)

Extraordinary gain on
    extinguisment of debt                            --      3,589,235          --
                                         --------------                   ---------

Net loss per share-diluted                $ (21,016,680)     3,589,235    $  (5.86)
                                          =============                   ========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Options issued to purchase 10,908,750 shares of common stock and warrants to purchase 62,389,644 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2000, but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 1,141,750 shares of common stock and warrants to purchase 48,039,644 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 1999, but were not included in the computation of the 1999 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 1,177,750 shares of common stock and warrants to purchase 10,003,048 shares of common stock at prices ranging from $1.50 to $8.01 were outstanding during 1998, but were not included in the computation of the 1998 diluted EPS because the effect would be anti-dilutive. There were also 24,000 options that were canceled during 1998 that are not included in the computation of the 1998 diluted EPS because the effect would be anti-dilutive.

Convertible debt instruments, including convertible interest, which would result in the issuance of 37,550,290, 35,105,412 and 8,065,234 shares of common stock, if the conversion features were exercised, were outstanding during 2000, 1999 and 1998 respectively, but were not included in the computation of the 2000, 1999 or 1998 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 2000, and 1999 and $2.25 per share at December 31, 1998 and remained outstanding at December 31, 2000.

NOTE 12 - MAJOR CUSTOMERS

Most of the Company's business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and in South Texas. Substantially all of the Company's accounts receivable at December 31, 2000 and 1999 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

The Company earned revenues in excess of 10% of its total revenues from the following customers for the year ended December 31, 1999 as follows:

                                                                         1999
                                                                      ----------
Collins & Ware, Inc. (a related party)                                $2,955,918
Burlington Resources                                                  $3,200,666


There were no customers from which the Company earned in excess of 10% of its revenues during the years ended December 31, 2000 or 1998.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 13 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

During 2000 and 1999, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,576 and $127,671, respectively. Accordingly, the Company has recognized an extraordinary gain on extinguishment of debt of $968,576 and $127,671, respectively, net of income taxes of $0.

NOTE 14 - STOCK OPTIONS

The 2000 Stock Incentive Plan ("2000 Incentive Plan") provides for the granting of incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to key employees and non-employee directors or consultants. The 2000 Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 17,500,000 shares of common stock with maximum option terms of ten years from the date of the grant. There are five types of grants that can be made under the 2000 Incentive Plan. The Discretionary Option Grant Program allows eligible individuals in the Company's employ or service (including officers and consultants) to be granted options to purchase shares of common stock at an exercise price equal to not less than the fair market value of the stock at the date of the grant. All grants made in 2000 were made under this program. The Stock Issuance Program is a non-compensatory program under which individuals in the Company's employ or service may be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a bonus tied to performance. The Salary Investment Option Grant Program is a compensatory program which, if activated by the plan administrator, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below market stock grants. The Automatic Option Grant Program causes options to be granted automatically at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to their fair market value at the date of the grant. The Director Fee Option Grant Program is a compensatory program which, if activated by the plan administrator, would allow non-employee Board members the opportunity to apply a portion of any annual retainer fee otherwise payable to them in cash each year to the acquisition of special below market option grants.

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and February 9, 2001, respectively. At December 31, 2000, 10,143,000 shares had been granted, 271,000 shares were cancelled and 7,357,000 remained to be granted under this plan.

The 1997 Omnibus Incentive Plan ("1997 Omnibus Plan") provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 1,000,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2000 and 1999, 856,750 and 948,750 options were outstanding, respectively. At December 31, 2000, 143,250 options remain available to be granted. Options to purchase 92,000 shares of common stock were cancelled during 2000.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

The 1997 Non-Employee Stock Option Plan ("1997 Non-Employee Plan") provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 300,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2000 and 1999, 100,000 and 113,000 options were outstanding, respectively. Options to purchase 13,000 shares of common stock were cancelled during 2000. At December 31, 2000, 200,000 options remain available to be granted.

Additionally, of the 240,000 options outstanding at December 31, 1996, options to purchase 160,000 shares of the Company's common stock were canceled during 1997. Pertinent information regarding stock options is as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                                                 WEIGHTED   FAIR VALUE
                                                                 RANGE OF        AVERAGE     OF STOCK
                                               NUMBER OF         EXERCISE        EXERCISE       AT                VESTING
                                                OPTIONS           PRICES           PRICE    GRANT DATE          PROVISIONS
                                             -------------     -------------     --------  ------------  ---------------------------
Options outstanding, December 31, 1997            717,250      $1.50 - $8.01       $3.30
                                             ------------

Options cancelled                                 (22,500)         $2.63           $2.63
                                                  (60,000)         $4.63           $4.63
                                                   (5,000)         $4.63           $4.63
                                             ------------
                                                  (87,500)
                                             ------------

Options granted

   Exercise price equals FMV of
     stock at grant date                            7,500          $6.28           $6.28       $6.28     3 year pro rata
                                                   13,000          $6.63           $6.63       $6.63     2 year pro rata
                                                  100,000          $6.50           $6.50       $6.50     5 year pro rata
                                                   68,000          $6.50           $6.50       $6.50     25% immediate; 25% per year
                                                  200,000          $6.69           $6.69       $6.69     25% immediate; 25% per year
                                                    4,500          $8.00           $8.00       $8.00     4 year pro rata
                                             ------------
                                                  393,000
                                             ------------

   Exercise price greater than FMV of
     stock at grant date                          155,000          $7.50           $7.50       $6.81     4 year pro rata
                                             ------------

Options outstanding, December 31, 1998          1,177,750      $1.50 - $8.01       $4.90
                                             ------------

Options cancelled                                 (10,000)         $6.50           $6.50
                                                  (10,000)         $4.63           $4.63
                                                   (5,000)         $4.63           $4.63
                                                   (3,000)         $4.63           $4.63
                                                   (3,000)         $4.63           $4.63
                                                   (5,000)         $6.50           $6.50
                                             ------------
                                                  (36,000)
                                             ------------

Options outstanding, December 31, 1999          1,141,750      $1.50 - $8.01       $3.34
                                             =============


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                         WEIGHTED   FAIR VALUE
                                                             RANGE OF    AVERAGE     OF STOCK
                                               NUMBER OF     EXERCISE    EXERCISE       AT               VESTING
                                                OPTIONS       PRICES       PRICE    GRANT DATE          PROVISIONS
                                                -------       ------       -----    ----------          ----------
Options cancelled                              (13,000)       $6.50       $6.50
                                               (25,000)       $4.63       $4.63
                                               (62,500)       $2.63       $2.63
                                              (275,500)       $0.75       $0.75
                                            ----------
                                              (376,000)
                                            ----------

Options granted
   Exercise price equals FMV of
      stock at grant date                    3,579,500        $0.75       $0.75         $0.75     33% immediate; 33% per year
                                             2,820,000        $0.75       $0.75         $0.75     Immediate
                                            ----------
                                             6,399,500
                                            ----------

   Exercise price greater than FMV
      of stock at grant date                 1,000,000        $0.75       $0.75       $0.5625     125,000 immediate; 25,000 per year
                                               200,000        $0.75       $0.75       $0.5625     50,000 immediate; 10,000 per year
                                                30,000        $0.75       $0.75       $0.4063     3 year pro rata
                                               200,000        $0.75       $0.75       $0.5313     25% immediate; 25% per year
                                               250,000        $0.75       $0.75       $0.5313     125,000 immediate; 25,000 per year
                                               696,000        $0.75       $0.75       $0.5313     79,000 immediate; 25,000 per year
                                               317,500        $0.75       $0.75       $0.5625     33% immediate; 33% per year
                                               100,000        $0.75       $0.75       $0.5625     Immediate
                                               100,000        $0.75       $0.75       $0.5625     50,000 immediate; 10,000 per year
                                               250,000        $0.75       $0.75       $0.4375     125,000 immediate; 25,000 per year
                                               600,000        $0.75       $0.75       $0.4375     25% immediate; 25% per year
                                            ----------
                                             3,743,500
                                            ----------

Options outstanding, December 31, 2000      10,908,750
                                            ==========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      ------------------------------                    -------------------------
                                          Weighted
                                           Average      Weighted                         Weighted
      Range of          Number            Remaining     Average           Number         Average
      Exercise        Outstanding        Contractual    Exercise        Exercisable      Exercise
       Prices          12/31/00              Life         Price           12/31/00         Price
       ------          --------              ----         -----           --------         -----
       $0.75           9,867,500             9.32         $0.75          4,881,046         $0.75
       $1.50              80,000              .75         $1.50             80,000         $1.50
       $2.63             263,750             6.25         $2.63            252,000         $2.63
       $3.00              20,000             1.41         $3.00             20,000         $3.00
       $3.38              10,000             1.50         $3.38             10,000         $3.38
       $4.63             135,000             1.67         $4.63            113,004         $4.63
       $6.28               7,500             5.42         $6.28              2,500         $6.28
       $6.50             140,000             3.06         $6.50             70,000         $6.50
       $6.63              13,000             2.45         $6.63              6,500         $6.63
       $6.69             200,000             7.00         $6.69            150,000         $6.69
       $7.50             155,000             2.41         $7.50             38,750         $7.50
       $8.00               4,500             2.36         $8.00              2,250         $8.00
       $8.01              12,500             1.95         $8.01              7,500         $8.01
                      ----------                                         ---------
                      10,908,750             8.82         $1.16          5,633,550         $1.23
                      ==========                                         =========


The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been reduced or increased to the pro forma amounts indicated as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      2000             1999             1998
                                                                 ---------------  ---------------  ----------------
Loss before extraordinary gain - as reported                       $ (5,152,813)    $ (8,147,177)    $ (21,016,680)
Extraordinary gain on extinguishment of debt - as reported              968,576          127,671                --
                                                                 ---------------  ---------------  ----------------
Net loss - as reported                                             $ (4,184,237)    $ (8,019,506)    $ (21,016,680)
                                                                   ============     ============     =============

Loss before extraordinary gain - pro forma                         $ (7,031,991)    $ (8,607,989)    $ (21,530,723)
Extraordinary gain on extinguishment of debt - pro forma                968,576          127,671                --
                                                                 ---------------  ---------------  ----------------
Net loss - pro forma                                               $ (6,063,415)    $ (8,480,318)    $ (21,530,723)
                                                                   ============     ============     =============

Loss per share - as reported (basic):

Loss before extraordinary gain - as reported                       $       (.68)    $      (1.84)    $       (5.86)
Extraordinary gain on extinguishment of debt - as reported                  .13              .03                --
                                                                 ---------------  ---------------  ----------------
Net loss per share - as reported (basic)                           $       (.55)    $      (1.81)    $       (5.86)
                                                                 ===============  ===============  ================

Loss per share - pro forma (basic):

Loss before extraordinary gain - pro forma                         $       (.92)    $      (1.95)    $       (6.00)
Extraordinary gain on extinguishment of debt - pro forma                    .13              .03                --
                                                                 ---------------  ---------------  ----------------
Net loss per share - pro forma (basic)                             $       (.79)    $      (1.92)    $       (6.00)
                                                                 ===============  ===============  ================

Loss per share - as reported (diluted):

Loss before extraordinary gain - as reported                       $       (.68)    $      (1.84)    $       (5.86)
Extraordinary gain on extinguishment of debt - as reported                  .13              .03                --
                                                                 ---------------  ---------------  ----------------
Net loss per share - as reported (diluted)                         $       (.55)    $      (1.81)    $       (5.86)
                                                                 ===============  ===============  ================

Loss per share - pro forma (diluted):

Loss before extraordinary gain - pro forma                         $       (.92)    $      (1.95)    $       (6.00)
Extraordinary gain on extinguishment of debt - pro forma                    .13              .03                --
                                                                 ---------------  ---------------  ----------------

Net loss per share - pro forma (diluted)                           $       (.79)    $      (1.92)    $       (6.00)
                                                                 ===============  ===============  ================



The pro forma amounts reflected above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted typically do not vest immediately and additional awards are made each year.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               2000          1999           1998
                                               ----          ----           ----
Dividend yield                                    0%            0%            0%
Expected life (years)                          3.78          5.62          5.62
Expected volatility                           69.14%         74.7%         74.7%
Risk-free interest rate                        6.43%         5.48%         5.48%

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 15 - CONTINGENCIES

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, CURRENT PORTION OF LONG-TERM DEBT AND ACCOUNTS PAYABLE - The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

LONG-TERM DEBT - Given the Company's operating results and severe lack of liquidity, as discussed in Note 18, it is not practical to determine the fair market value of the long-term debt at December 31, 2000 and 1999.

NOTE 17 - SEGMENT AND RELATED INFORMATION

At December 31, 2000 and 1999, the Company is organized into, and manages its business based on the performance of, five business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion as the long-term financial performance of these reportable segments is affected by similar economic conditions.

WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2000 and 1999 included Burlington Resources, Chevron, Inc., Collins and Ware, Inc., Pioneer Natural Resources and Phillips Petroleum.

DIRECTIONAL DRILLING SERVICES - This segment consists of two business units that perform procedures to enter an oil producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2000 and 1999 included Texaco E&P, Union Pacific Resources, Clayton Williams Energy, and Chesapeake Operations.

WORKOVER AND COMPLETION - This segment consists of a business unit in which services include those operations performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

Black Warrior Basin of Alabama. The major customer of this segment for the years ended December 31, 2000 and 1999 was Energen Corporation.

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Financial Statements. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is derived from revenues less operating expenses and selling, general and administrative expenses. Segment information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                       WORKOVER
                                                     DIRECTIONAL         AND
2000                                  WIRELINE        DRILLING        COMPLETION        TOTAL
-------                            ---------------  --------------  --------------- --------------
Segment revenues                      $21,636,566     $22,917,970      $ 1,144,873   $ 45,699,409
Segment EBITDA                        $ 4,639,293     $ 3,836,494      $    51,568   $  8,527,355
Segment assets                        $17,975,321     $24,688,389      $   139,649   $ 42,803,359

                                                                       WORKOVER
                                                     DIRECTIONAL         AND
1999                                  WIRELINE        DRILLING        COMPLETION        TOTAL
-------                            ---------------  --------------  --------------- --------------
Segment revenues                      $17,726,484     $10,310,319      $ 1,255,970   $ 29,292,773
Segment EBITDA                        $ 1,608,648     $   721,452      $   145,434   $  2,475,534
Segment assets                        $16,710,665     $19,305,569      $   249,285   $ 36,265,519

                                                                       WORKOVER
                                                     DIRECTIONAL         AND
1998                                  WIRELINE        DRILLING        COMPLETION        TOTAL
-------                            ---------------  --------------  --------------- --------------
Segment revenues                      $11,591,727    $ 21,311,450      $ 1,533,376   $ 34,436,553
Segment EBITDA                        $(1,589,874)   $(12,028,475)     $   (60,260)   (13,678,609)
Segment assets                        $15,607,165    $ 20,853,147      $   283,868   $ 36,744,180


The Company has certain expenses and assets which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets for the years ended December 31, 2000 1999 and 1998 is presented as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                     2000             1999              1998
                                                ---------------  ----------------  ---------------
EBITDA

Total segment EBITDA                              $  8,527,355      $  2,475,534     $(13,678,609)
Depreciation and amortization                       (5,419,779)       (5,008,078)      (4,815,955)
Unallocated corporate expense                       (3,100,343)       (2,229,112)        (923,173)
                                                ---------------  ----------------  ---------------

   Income (loss) from operations                  $      7,233      $ (4,761,656)    $(19,417,737)
                                                ---------------  ----------------  ---------------

ASSETS

Total segment assets                              $ 42,803,359      $ 36,265,519     $ 36,744,180
Unallocated corporate assets                            71,615            46,465           70,670
                                                ---------------  ----------------  ---------------

     Total assets                                 $ 42,874,974      $ 36,311,984     $ 36,814,850
                                                  ============      ============     ============



NOTE 18 - RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

The Company incurred a loss of $4,184,237 in 2000 and had current liabilities in excess of current assets of $44,551,351 at December 31, 2000. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $20,331,000 at December 31, 2000, other indebtedness of approximately $9,924,000 and approximately $18,200,000 owed to SJMB and SJCP (collectively "St. James") and its affiliates and directors. Currently, the Company does not have the liquidity necessary to satisfy its current obligations.

During 2000, the Company experienced an increase in the demand for its products and services as a result of the increase in the price of oil and natural gas. However, the increase in demand for its products and services and the resulting increase in its revenues in 2001 is not expected to be adequate, without other funding or the deferral of the maturities of its indebtedness, to enable the Company to pay all of its obligations to lenders in a timely manner. Management of the Company believes that a continuing period of improved demand and revenues will be necessary to result in an improvement in the Company's financial position.

At December 31, 2000, the Company had approximately $48.4 million of current indebtedness, based upon the classification contained in the balance sheet as of that date. Of this indebtedness, the Company intends to seek to extend the maturity of approximately $26.8 million of indebtedness, including any deferred excess cash flow payments due through December 31, 2000, into 2002 and to seek, through obtaining any required waivers or other accommodations of any covenant defaults under loan documents, to repay an aggregate of approximately $3 million in 2001 and $17.4 million in 2002 and thereafter. If the Company is unable to obtain the required extensions and waivers, it will seek to refinance approximately $20.3 million of indebtedness. There can be no assurance that the Company will be successful in extending the maturity or refinancing any part or all of its indebtedness. The inability of the Company to obtain extensions of the due dates of principal payments or to repay or refinance this indebtedness could cause, under the terms of such debt agreements and the cross default provisions of other debt agreements, virtually all the outstanding indebtedness to be accelerated and declared immediately due and payable. Defaults in the repayment of this indebtedness, either by maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

The Company's loan agreement with Coast requires the Company to provide various reports to Coast, including, among others, an obligation to provide to Coast annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast within 90 days of year-end. There can be no assurance that Coast may not treat the auditor's report on the Company's December 31, 2000 financial statements containing an explanatory paragraph as a qualified opinion or take exception to the delinquent filing and claim that the Company is in violation of its reporting obligations to Coast under the Loan Agreement. Under such circumstances, Coast may claim it is entitled to accelerate the maturity of all of the indebtedness of the Company owing to it.

Principal and interest under the Coast Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and a board member of the Company. In addition, St. James has guaranteed all of the Company's contractual obligations under the Loan Agreement, subject to certain limitations. As amended in January 2001, the guaranty of St. James is backed by a letter of credit in the amount of $8.2 million

Under the January 2001 amendment to the Loan Agreement, if assets or ownership interests in the Company are not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, including deferred excess cash flow payments the Company is required to make for the months of August 2000 through June 2001 and which aggregated $1.0 million at December 31, 2000 and $2.5 million at March 31, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the deferred excess cash flow payments. The failure of St. James to make such investment is an event of default under the Loan Agreement.

By virtue of its guarantees, in the event of a default under the Company's Loan Agreement with Coast, Coast may seek to collect from St. James as well as the board member providing the guarantee, the outstanding principal and interest on the Company's obligation to Coast. The board member's liability is limited to no more than $5.0 million. Without continued improvement in the Company's revenues and operating results, the Company may be substantially dependent upon the continuing support of St. James during 2001 to fund its ongoing obligations, including its obligations to Coast. St. James have confirmed to the Company in writing that they will support operations of the Company through at least January 2, 2002.

Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of May 15, 2001, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company retained Growth Capital Partners, L.P. ("GCP") as its financial advisor to the Company in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. In the last quarter of 2000 and the first quarter of 2001, the Company and GPC on the Company's behalf explored the possibilities of the Company entering into a business combination or other material transaction. While information was provided to prospective acquirers and discussions held, no agreements or agreements in principal were entered into as a consequence of those activities and the Company is not engaged in any negotiations at May 15, 2001 that may lead to its acquisition or other material transaction. The Company believes that at that time its operating results had not shown sufficient improvement for a sufficient period of time to enable the Company to realize an acceptable price in such a transaction. Nevertheless, subject to the Company's operating results continuing at recent levels, the Company may again at a future date seek to

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders.

Management of the Company is unable to assure that its efforts described above will be successful.

NOTE 19 - SUBSEQUENT EVENTS

On January 23, 2001, the Board approved the issuance of 700,000 and 400,000 warrants at an exercise price of $0.75 to a director of the Company and SJCP (a related party) in return for the director and SJCP providing a guarantee of the excess cash flow payments required to be made to Coast by the Company. The Board also approved 4,000,000 options at an exercise price of $0.75 per share to the President of the Company.

On February 9, 2001, the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the number of common shares authorized for issuance from 12,500,000 shares to 175,000,000 shares.

NOTE 20 - IMPAIRMENT OF LONG-LIVED ASSETS

During 1998, the Company experienced a material decline in demand for its services as a result of a significant decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted cash flow basis, which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. The discount rate and the terminal multiple used were 12% and 6.5, respectively. The assumptions used in this analysis represent management's best estimate of future results.

The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11,100,000 which consisted of a write-down of $8,121,684, $2,354,221 and $624,095 to goodwill, property, plant and equipment and inventory, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2000 and December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Income (loss) before
                                                       Income (loss) before     extraordinary gain
                                    Net income (loss)  extraordinary gain on    on extinguishement    Net income      Net income
                        Sales       from operations    extinguishement of debt  of debt, per share      (loss)     (loss), per share
                    ----------------------------------------------------------------------------------------------------------------
2000
   First Quarter      $ 8,276,366   $ (1,266,095)           $ (2,240,329)            $ (0.31)        $ (1,340,393)      $ (0.19)
   Second Quarter       9,458,689       (269,026)             (1,472,744)              (0.20)          (1,404,105)        (0.19)
   Third Quarter       12,947,142        681,932                (669,285)              (0.09)            (669,285)        (0.09)
   Fourth Quarter      15,017,212        860,422                (770,455)              (0.08)            (770,454)        (0.08)
                    ----------------------------------------------------------------------------------------------------------------

                     $ 45,699,409   $      7,233            $ (5,152,813)            $ (0.68)        $ (4,184,237)      $ (0.55)
                    ================================================================================================================


1999
   First Quarter     $  6,072,282   $ (1,635,367)           $ (2,467,946)            $ (0.63)        $ (2,467,946)      $ (0.63)
   Second Quarter       7,261,416     (1,790,333)             (2,623,715)              (0.62)          (2,623,715)        (0.62)
   Third Quarter        7,379,236       (616,463)             (1,411,676)              (0.30)          (1,411,676)        (0.30)
   Fourth Quarter       8,580,439       (719,493)             (1,643,840)              (0.29)          (1,516,169)        (0.26)
                    ----------------------------------------------------------------------------------------------------------------

                     $ 29,293,373   $ (4,761,656)           $ (8,147,177)            $ (1.84)        $ (8,019,506)      $ (1.81)
                    ================================================================================================================