Form 10-Q
period 2001-03-31
BLACK WARRIOR WIRELINE CORP
filed 2001-06-11
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934 for the quarterly period ended March 31, 2001; or

          Transition report pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934 for the transition period from        to        .
                                                             --------  --------

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     11-2904094
-----------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S employer
incorporation of organization)                      identification no.)


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

              YES        X                       NO
                   -------------                     -------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 8, 2001, 12,496,408 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.           Financial Statements

                  Condensed Balance Sheets - March 31, 2001
                  and December 31, 2000                                       3

                  Condensed Statements of Operations -
                  Three Months Ended March 31, 2001 and
                  March 31, 2000                                              4

                  Condensed Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and
                  March 31, 2000                                              5

                  Notes to Condensed Financial Statements -
                  Three Months Ended March 31, 2001 and
                  March 31, 2000                                              6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders         18


Item 6.           Exhibits and Reports on Form 8-K                            19

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                              MARCH 31, 2001             DECEMBER 31, 2000
                                      ASSETS                   (UNAUDITED)
Current assets:
    Cash and cash equivalents                                  $   1,244,092              $   1,373,699
    Short-term investments                                            50,000                     50,000
    Accounts receivable, less allowance for doubtful
        accounts of $413,252 and $418,252, respectively           14,276,192                 11,432,218
    Prepaid expenses                                                 528,897                    472,791
    Other receivables                                                 49,561                     45,127
    Other current assets                                             639,799                    728,247
                                                               -------------              -------------
                    Total current assets                          16,788,541                 14,102,082
Land and building, held for sale                                     250,000                    250.000
Inventories                                                        4,728,804                  4,693,906
Property, plant, and equipment, less accumulated
    depreciation of $20,460,859 and $19,007,886,
    respectively                                                  19,840,551                 19,873,844
Other assets                                                         866,247                    837,040
Goodwill, less accumulated amortization of $572,057
  and $532,777, respectively                                       3,078,823                  3,118,102
                                                               -------------              -------------
                    Total assets                               $  45,552,966              $   42,874,974
                                                               =============              =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                           $   4,845,100              $   4,844,870
    Accrued salaries and vacation                                    923,366                    754,591
    Accrued interest payable                                       4,028,107                  3,440,148
    Other accrued expenses                                         1,683,580                  1,162,812
    Notes payable and capital lease obligations to related
         parties                                                  21,659,185                 21,896,639
    Current maturities of long-term debt and capital
         lease obligations                                        26,265,555                 26,554,373
                                                               -------------              -------------
                    Total current liabilities                     59,404,893                 58,653,433
Deferred revenue                                                     100,000                    100,000
                                                               -------------              -------------
                                     Total liabilities            59,504,893                 58,753,433
                                                               -------------              -------------

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares
      authorized none issued at March 31, 2001 and
      December 31, 2000, respectively
     Common stock, $.0005 par value, 175,000,000 shares
       authorized; 12,496,408 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively              6,248                      6,248
     Additional paid-in capital                                   19,787,974                 19,764,891
     Accumulated deficit                                         (33,162,756)               (35,066,205)
    Treasury stock, at cost, 4,620 shares                           (583,393)                  (583,393)
                                                                ------------               ------------
    Total stockholders' deficit                                  (13,951,927)               (15,878,459)
                                                                ------------               ------------
                 Total liabilities and stockholders' deficit    $ 45,552,966               $ 42,874,974
                                                                ============               ============


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and March 31, 2000

                                                           March 31, 2001            March 31, 2000
                                                            (Unaudited)                (Unaudited)
Revenues                                                   $ 18,131,297              $  8,276,366

Operating costs                                              11,493,784                 6,733,912

Selling, general and administrative expenses                  1,889,208                 1,509,212

Depreciation and amortization                                 1,506,196                 1,299,337
                                                           ------------              ------------
       Net income (loss)  from operations                     3,242,109                (1,266,095)

Interest expense and amortization of debt discount           (1,323,957)                 (996,040)

Other income                                                     24,143                    21,806
                                                           ------------              ------------
       Income (loss) before  extraordinary gain and
       provision for income taxes                             1,942,295                (2,240,329)

Provision for income taxes                                       38,846                         -
                                                           ------------              ------------
     Income (loss) before extraordinary gain                  1,903,449                (2,240,329)

Extraordinary gain on extinguishments of debt,
       net of income taxes of $0                                      -                   899,936
                                                           ------------              ------------
Net income (loss)                                          $  1,903,449              $ (1,340,393)
                                                           ============              ============

Net income (loss) per share - basic:

              Income (loss) before extraordinary gain      $        .15  $                   (.31)

              Extraordinary gain on extinguishments of debt           -                       .12
                                                           ------------              ------------

Net income (loss) per share - basic                        $        .15               $      (.19)
                                                           ============              ============
Net income (loss) per share - diluted:

              Income (loss) before extraordinary gain$              .15              $       (.31)

         Extraordinary gain on extinguishments of debt                -                       .12
                                                           ------------              ------------

Net income (loss) per share - diluted                      $        .15              $       (.19)
                                                           ============              ============


Weighted average common shares outstanding                   12,491,788                 7,151,963

Weighted average common shares outstanding                   12,491,788                 7,151,963
    with dilutive securities

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and March 31, 2000

                                                                                March 31, 2001        March 31, 2000
                                                                                  (Unaudited)            (Unaudited)
Cash provided by (used in) operations:                                           $  1,993,084          $ (3,800,802)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment                                (1,419,683)             (793,193)
     Acquisition of business, net of cash acquired                                         --              (362,705)
                                                                                 ------------          ------------
Cash used in investing activities:                                                 (1,419,683)           (1,155,898)

Cash flows from financing activities:
     Debt issuance costs                                                             (172,584)           (1,050,205)
     Proceeds from bank and other borrowings                                           88,853            20,733,733
     Principal payments on long-term debt, notes payable
         and capital lease obligations                                             (1,117,902)          (17,117,036)
     Net draws (payments) on working revolver                                         498,625                     0
                                                                                 ------------          ------------
Cash (used in) provided  by financing activities:                                    (703,008)            2,566,492

Net decrease in cash and cash equivalents                                            (129,607)           (2,390,208)
Cash and cash equivalents, beginning of period                                      1,373,699             2,425,808
                                                                                 ------------          ------------
Cash and cash equivalents, end of period                                         $  1,244,092          $     35,600
                                                                                 ============          ============

Supplemental disclosure of cash flow information:
       Interest paid                                                             $    735,998          $    313,036
       Income taxes paid                                                         $          0          $          0

Supplemental disclosure of  noncash investing and financing activities:
     Stock issued to related party as consideration for
           promissory note (Note 1)                                              $          0          $  2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant and equipment                              $          0          $     78,501
     Stock warrants issued in conjunction with notes payable
           to related party                                                      $          0          $    143,500
     Stock issued as consideration for option to purchase
           company                                                               $          0          $     65,000
    Note payable released by related party resulting in
          an increase to additional paid-in capital                              $          0          $    300,000

          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, (b) directional oil and gas well drilling and downhole surveying services, and (c) workover services. Since November 1996, the Company completed seven material acquisitions, the most recent of which were the acquisition of the drilling assets of Phoenix Drilling Services, Inc. in March 1998 and Petro Wireline in June 1998, respectively.

2000 RECAPITALIZATION

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

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                              For the Three Months                        For the Three Months
                                              Ended March 31, 2001                        Ended March 31, 2000
                                --------------------------------------------     -------------------------------------
                                    Income           Shares         Per Share      Loss          Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                   ---------       -----------       ------      ---------     -----------      ------
Net income (loss)                 $1,903,449                                      $(1,340,393)
                                  ===========                                     ============
BASIC EPS
Income (loss) available
    to common
    shareholders                  $1,903,449        12,491,788   $     0.15       $(1,340,393)  7,151,963     $   (0.19)
                                  ----------        ----------   ----------       -----------   ---------     ---------

EFFECT OF DILUTIVE SECURITIES
Stock warrants
Stock options
Convertible debt securities
                                  ----------        ----------   ----------       -----------   ---------     ---------

DILUTED EPS
Income (loss) available
    to common shareholders      $        0.15       12,491,788   $     0.15     $(1,340,393)     7,151,963    $  (0.19)
                                  ----------        ----------   ----------       -----------   ----------    ---------


         Options and warrants to purchase 78,015,078 and 63,531,394 shares of common stock at prices ranging from $0.75 to $7.50 in 2001 and $0.75 to $8.01 in 2000 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7.).

          Convertible debt instruments which would result in the issuance of 32,866,667 and 35,200,000 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of March 31, 2001 (see Note 7).

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

5.     SEGMENT AND RELATED INFORMATION

       At March 31, 2001, the Company is organized into, and manages its business based on the performance of, four business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2001 included Burlington Resources, Chevron, Apache Corporation and Pioneer Natural Resources.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2001 included Texaco E&P, Union Pacific and Clayton Williams Energy.

       WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended March 31, 2001 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2000. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 2001 and 2000 is as follows:

 Three months ended March 31, 2001

                                                                 WORKOVER
                                                 DIRECTIONAL       AND
                                    WIRELINE      DRILLING      COMPLETION     TOTAL
                                    --------      --------      ----------     -----
 Segment revenues                 $ 9,910,682   $ 7,904,502   $   316,113   $18,131,297
 Segment EBITDA                   $ 3,737,500   $ 1,436,315   $    36,067   $ 5,209,882


Three months ended March 31, 2000
                                                                  WORKOVER
                                                 DIRECTIONAL         AND
                                    WIRELINE      DRILLING       COMPLETION     TOTAL
                                    --------      --------       ----------     -----
Segment revenues                  $ 4,353,486   $3,626,146    $  296,734    $8,276,366
Segment EBITDA                    $   439,650   $  186,915    $   25,876    $  652,441

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three months ended March 31, 2001 and 2000 is presented as follows:

Three months ended March 31:

                                             2001                  2000

Total segment EBITDA                   $  5,209,882           $    652,441
Depreciation and amortization            (1,506,196)            (1,299,337)
Unallocated corporate expense              (461,577)              (619,199)
                                       ------------           ------------
     Income (Loss) from operations     $  3,242,109           $ (1,266,095)
                                       ============           ============

6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of March 31, 2001, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

         During 2000, the Company entered into three capital leases totalling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. There was $596,749 outstanding on these leases as of March 31, 2001. The leases have a stated interest rate of 52.72% and expire in December 2001.

         On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. There was $449,546 outstanding on this lease as of March 31, 2001. The interest rate is 14.88% and the lease agreement expires in December 2002.

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

         The Company has outstanding at March 31, 2001 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 115,971,220 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $7.50. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on March 31, 2001, would represent 9.9% of the shares outstanding on a fully diluted basis.

8.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,576 for the year ended December 31, 2000. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $899,936, net of income taxes of $0, for the quarter ended March 31, 2000. An additional $300,000 of related party debt was waived and recorded as an increase in additional paid-in capital in 2000 (see Note 6).

9.       POTENTIAL DEFAULTS UPON SENIOR SECURITIES

           The Company is obligated to fulfill various affirmative and negative covenants contained in its Loan Agreement with Coast. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants, as amended in January 2001, require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. The Company's reporting obligations include, among others, an obligation to provide to Coast within 90 days following the end of each fiscal year annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast as well as provide quarterly financial statements to Coast within 45 days following the end of the quarter. The Company was delayed in providing its financial statements for 2000 to Coast beyond the 90 days as well as the first quarter 2000 financial statements beyond the 45 days. In addition, the auditors opinion on the Company's financial statements for the year ended December 31, 2000 contains an additional explanatory paragraph regarding the assumption made in preparing those financial statements that the Company will continue as a going concern. There can be no assurance that Coast may not treat the auditor's report on the Company's December 31, 2000 financial statements containing the explanatory paragraph as a qualified opinion or the delay in providing the financial statements as an event of default under the Loan Agreement and claim that the Company is in violation of its reporting obligations to Coast under the Loan Agreement. The Company has not obtained a waiver from Coast with respect to any of the foregoing. Under such circumstances, Coast may claim it is entitled to accelerate the maturity of all of the indebtedness of the Company owing to it. Because of the foregoing, all of the Company's indebtedness has been classified on its balance sheet as current.

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

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 1, 2001, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company retained Growth Capital Partners, L.P. ("GCP") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. In the last quarter of 2000 and the first quarter of 2001, the Company and GPC on the Company's behalf explored the possibilities of the Company entering into a business combination or other material transaction. While information was provided to prospective acquirors and discussions held, no agreements or agreements in principal were entered into as a consequence of those activities and the Company is not engaged in any negotiations at June 1, 2001 that may lead to its acquisition or other material transaction. The Company believes that at that time its operating results had not shown sufficient improvement for a sufficient period of time to enable the Company to realize an acceptable price in such a transaction. Nevertheless, subject to the Company's operating results continuing at recent levels, the Company may again at a future date seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The following table sets forth the Company's revenues from its three principal lines of business for the three months ended March 31, 2001 and 2000 respectively:

                                            Three Months Ended
                                        -------------------------
                                           3/31/01       3/31/00
                                           -------       -------

Wireline                                $ 9,910,682   $ 4,353,486
Directional Drilling                      7,904,502     3,626,146
Workover and Completion                     316,113       296,734
                                        -----------   -----------
                                        $18,131,297   $ 8,276,366

         Total revenues increased by approximately $9.9 million to approximately $18.1 million for the three months ended March 31, 2001 as compared to total revenues of approximately $8.3 million for the three months ended March 31, 2000. Wireline services revenues increased by approximately $5.6 million in 2001 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $4.3 million as a consequence of the general level of oil and natural gas well drilling activity which improved dramatically in the latter half of 2000.

         Operating costs increased by approximately $4.8 million for the three months ended March 31, 2001, as compared to the same period of 2000. Operating costs were 63.4% of revenues for the three months ended March 31, 2001 as compared with 81.4% of revenues in the same period in 2000. The increase in operating costs was primarily the result of the higher overall level of activities in the three months ended March 31, 2001 compared with 2000. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $2.1 million for the three months ended March 31, 2001, as compared to the same period in 2000, while the total number of employees increased from 266 at March 31, 2000 to 352 at March 31, 2001. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses increased by approximately $380,000 to $1.9 million in the three months ended March 31, 2001 from $1.5 million in the three months ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 10.4% in the three months ended March 31, 2001 from 18.2% in 2000, primarily as a result of increased revenue levels.

         Depreciation and amortization increased from approximately $1.3 million in the three months ended March 31, 2000, or 15.7% of revenues, to approximately $1.5 million in 2001 or 8.3% of revenues, primarily because of the capital expenditures made in the third and fourth quarters of 2000.

         Interest expense and amortization of debt discount increased by approximately $328,000 for the three months ended March 31, 2001 as compared to the same periods in 2000. This was directly related to the increased amounts of indebtedness outstanding in 2001. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         During the first quarter of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $899,936. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $899,936, net of income taxes of $0.

         The Company's net income for the quarter ended March 31, 2001 was $1.9 million, after a provision for income taxes of $39,000, compared with a net loss of $1.3 million for the quarter ended March 31, 2000. The improvement in operating results for the quarter ended March 31, 2001 was the result of increased revenues and the increase in demand for the Company's services that commenced in the latter half of 2000. The Company's net loss in 2000 was primarily attributable to the reduced demand for the Company's services in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $2.0 million for the three months ended March 31, 2001 as compared to cash used of $3.8 million for the same period in 2000. Investing activities used cash of $1.4 million during the three months ended March 31, 2001 for the acquisition of property, plant and equipment. During the three months ended March 31, 2000, investing activities used cash of approximately $1.2 million for the acquisition of property, plant and equipment and businesses, net of cash acquired. Financing activities used cash of approximately $1.1 million for principal payments on debt and capital lease obligations offset by the proceeds from bank and other borrowings of approximately $89,000 and net draws on working capital revolving loan of approximately $499,000 during the three months ended March 31, 2001. For the same period in 2000 financing activities provided net cash of approximately $20.7 million from the proceeds from bank and other borrowings offset by principal payments on bank and other borrowings and capital lease obligations and net payments on the working capital revolving loan of $17.1 million and $1.1 million of costs related to debt issuances.

         Cash at March 31, 2001 was $1.2 million as compared with cash at March 31, 2000 of approximately $36,000.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $20.1 million at March 31, 2001, owed to Coast, other indebtedness of approximately $8.6 million, and $19.2 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates.

         At March 31, 2001, on the basis of its balance sheet at that date, the Company had approximately $47.9 million of current indebtedness. Of this indebtedness, the Company intends to seek to extend the maturity of approximately $26.8 million of indebtedness, including any deferred excess cash flow payments owing to Coast due through March 31, 2001, into 2002 and to seek, through obtaining any required waivers or other accommodations of any covenant defaults under loan documents, to repay an aggregate of $3 million in 2001 and $17.4 million in 2002 and thereafter. The Company will also seek to defer payment of the excess cash flow payments accruing for the period January 1, 2001 through June 30, 2001. If the Company is unable to obtain the required extensions and waivers, it will seek to refinance approximately $20.3 million of indebtedness. There can be no assurance that the Company will be successful in extending the maturity or refinancing any part or all of its indebtedness. The inability of the Company to obtain extensions of the due dates of principal payments or to repay or refinance this indebtedness could cause, under the terms of such debt agreements and the cross default provisions of other debt agreements, virtually all the outstanding indebtedness to be accelerated and declared immediately due and payable. Defaults in the repayment of this indebtedness, either at maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets.

         Under the Loan Agreement with Coast, the Company is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan (the "Equipment Loan"), an additional $2.0 million is a term loan (the "Installment Loan"), and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month during the period ending February 28, 2001, and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. In January 2001, Coast agreed to defer until June 30, 2001 the excess cash flow payments otherwise due for the months of August 2000 through June 2001. At December 31, 2000 and March 31, 2001, the deferred excess cash flow payment due on or before June 30, 2001 amounted to $1.0 million and $2.5 million, respectively. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization during a month minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000, and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above. Under the January 2001 amendments to the Loan Agreement, if assets or ownership interests in the Company are not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the excess cash flow payments deferred for the months of August 2000 through June 2001 and the failure of St. James to make such investment is an event of default under the Loan Agreement.

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

         The Equipment Loan and the Installment Loan bear interest at the prime rate, as defined, plus 2% per annum, and the Receivables Loan bears interest at the prime rate, as defined, plus 1% per annum. The Company's obligations under the Loan Agreement are collateralized by a senior lien and security interest in substantially all of the Company's assets. Principal and interest under the Loan Agreement has been guaranteed, subject to certain limitations, by St. James, principal stockholders of the Company, and Charles Underbrink, a partner of St. James and a Director of the Company. In addition, St. James has guaranteed all of the Company's contractual obligations under the Loan Agreement, subject to certain limitations. As amended in January 2001, the guaranty of St. James is backed by a collateral of deposit in the amount of $8.2 million. Loans under the Loan Agreement were subject to the fulfillment of a number of closing conditions and continue to be subject to the continuing accuracy of the Company's representations and warranties and its compliance with the covenants in the Loan Agreement.

         By virtue of its guarantees, in the event of a default under the Company's loan agreement with Coast, Coast may seek to collect from St. James, as well as Mr. Underbrink, the outstanding principal and interest on the Company's obligation to Coast. Without the continued improvement in the Company's revenues, the Company may be substantially dependent upon the continuing support of St. James during 2001 to fund its ongoing obligations, including its obligations to Coast.

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

         The Company is obligated to fulfill various affirmative and negative covenants contained in the Loan Agreement. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants, as amended in January 2001, require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. The Company's reporting obligations include, among others, an obligation to provide to Coast annual financial statements within 90 days of year-end containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast. Negative covenants prohibit the Company, without Coast's consent, from merging or consolidating with another entity; acquiring assets, subject to certain exceptions; entering into any other transaction outside the ordinary course of business; selling any assets except in the ordinary course of business; restrictions on the disposition of inventory; loaning money, subject to certain exceptions; incurring indebtedness outside the ordinary course of business which has a material adverse effect on the Company; paying or declaring any dividend or making any other distributions; or a change in the Company's capital structure that has a material adverse effect on it.

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

         The Company's reporting obligations include, among others, an obligation to provide to Coast within 90 days following the end of each fiscal year annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast as well quarterly financial statements within 45 days of the end of the quarter.. The Company did not provide the financial statements for 2000 or for the first quarter 2001 in a timely manner and has neither sought nor received from Coast a waiver of this breach. Negative covenants prohibit the Company, without Coast's consent, from merging or consolidating with another entity; acquiring assets, subject to certain exceptions; entering into any other transaction outside the ordinary course of business; selling any assets except in the ordinary course of business; restrictions on the disposition of inventory; loaning money, subject to certain exceptions; incurring indebtedness outside the ordinary course of business which has a material adverse effect on the Company; paying or declaring any dividend or making any other distributions; or a change in the Company's capital structure that has a material adverse effect on it.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Growth Capital Partners, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                           None

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

                                           BLACK WARRIOR WIRELINE CORP.
                                           ----------------------------
                                                   (Registrant)


Date:  June 8,  2001                         /S/  William L. Jenkins
                                        ----------------------------------------
                                                  William L. Jenkins
                                      President and Chief Executive Officer

                                            /S/   Ronald Whitter
                                      ------------------------------------------
                                                  Ronald Whitter
                                      Principal Financial and Accounting Officer