Form 10-K/A
period 2000-12-31
BLACK WARRIOR WIRELINE CORP
filed 2001-06-28
CIK 839871

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. |X| Yes _____ |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates as of March 30, 2001:
              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $7,122,953 (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE
                Outstanding at March 30, 2001: 12,496,408 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                  No documents are incorporated by reference into this Annual Report on Form 10-K

This amended Annual Report on Form 10-K/A is filed to correct the descriptions found in Items 1 and 7 of the terms on which the Company's litigation with Bendover Company was resolved in December 1999.

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

         During the first quarter of 2000, the Company executed a Compromise Agreement with Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $3,182,190 principal amount and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. On January 15, 2001, the note was extended to June 15, 2001, bearing interest at 20% per annum, with 10% per annum interest paid monthly and the balance paid on maturity of the note.

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

         The following table sets forth the Company's revenues from its three principal lines of business for each of the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000          1999          1998
--------------------------------------------------------------------------------



Wireline Services                            $21,637       $17,727       $11,592

Directional Drilling                          22,918        10,310        21,311

Workover and Completion                        1,144         1,256         1,533

                                             -----------------------------------
                                             $45,699       $29,293       $34,437

                                             ===================================



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

Other Matters

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $3,182,190 principal amount and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity.

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

         Dated: June 27, 2001


                                  BLACK WARRIOR WIRELINE CORP.

                            By:   /s/ William L. Jenkins
                                  ----------------------------------------------
                                  William L. Jenkins, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                      Capacity                                         Date
---------                      --------                                         ----

/s/ William L. Jenkins         President,  CEO and Director                     June 27, 2001
----------------------------   (Principal Executive Officer)
William L. Jenkins


/s/ Ron E. Whitter             Vice President - Finance                         June 27, 2001
----------------------------   (Principal Financial and Accounting Officer)
Ron E. Whitter


/s/ John L. Thompson           Director                                         June 27, 2001
----------------------------
John L. Thompson


/s/ Charles E. Underbrink      Director                                         June 27, 2001
----------------------------
Charles E. Underbrink


/s/ Alan W. Mann               Director                                         June 27, 2001
----------------------------
Alan W. Mann
