Form 10-Q
period 2001-06-30
BLACK WARRIOR WIRELINE CORP
filed 2001-08-14
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
     X   Quarterly Report pursuant to Section 13 or 15(d) of the
    --- Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001; or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of August 6, 2001, 12,496,408 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

Item 1.           Financial Statements

                  Condensed Balance Sheets (unaudited) - June 30, 2001
                  and December 31, 2000                                    3

                  Condensed Statements of Operations  (unaudited) -
                  Three Months Ended June 30, 2001 and
                  June 30, 2000                                            4

                  Condensed Statements of Operations (unaudited) -
                  Six Months Ended June 30, 2001 and
                  June 30, 2000                                            5

                  Condensed Statements of Cash Flows (unaudited) -
                  Six Months Ended June 30, 2001 and
                  June 30, 2000                                            6

                  Notes to Condensed Financial Statements -
                  Six Months Ended June 30, 2001 and
                  June 30, 2000                                            7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           13

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                       20

Item 3.           Defaults Upon Senior Securities                         20

Item 5.           Other Information                                       21

Item 6.           Exhibits and Reports on Form 8-K                        21

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS


                                                             JUNE 30, 2001     DECEMBER 31, 2000
                       ASSETS                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents                           $         942,707    $     1,373,699
    Short-term investments                                         50,000             50,000
    Accounts receivable, less allowance for
        doubtful accounts of $408,252 and
        $418,252, respectively                                 16,495,348         11,432,218
    Prepaid expenses                                              606,177            472,791
    Other receivables                                              60,636             45,127
    Other current assets                                          700,978            728,247
                                                        ----------------     ---------------
                    Total current assets                       18,855,846         14,102,082
Land and building, held for sale                                  250,000            250,000
Inventories                                                     4,854,336          4,693,906
Property, plant, and equipment, less accumulated
    depreciation of $22,000,540 and $19,007,886,
    respectively                                              21,649,307          19,873,844
Other assets                                                     795,659             837,040
Goodwill, less accumulated amortization of $611,445
  and $532,777, respectively                                   3,039,435           3,118,102
                                                        ----------------     ---------------
                    Total assets                        $     49,444,583     $    42,874,974
                                                        ================     ===============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                     $     5,997,539     $     4,844,870
    Accrued salaries and vacation                                989,561             754,591
    Accrued interest payable                                   4,759,031           3,440,148
    Other accrued expenses                                     1,064,887           1,162,812
    Notes payable and capital lease obligations
       to related parties                                     21,357,116          21,896,639
    Current maturities of long-term debt and capital
         lease obligations                                    25,283,797          26,554,373
                                                        ----------------      --------------
                    Total current liabilities                 59,451,931          58,653,433

Deferred revenue                                                 100,000             100,000
                                                        ----------------      --------------
                    Total liabilities                         59,551,931          58,753,433
                                                        ----------------      --------------

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares
       authorized, none issued at June 30, 2001 and
       December 31, 2000, respectively
     Common stock, $.0005 par value, 175,000,000 shares
       authorized; 12,496,408 shares issued and
       outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                6,248               6,248
     Additional paid-in capital                               19,811,057          19,764,891
     Accumulated deficit                                     (29,341,260)        (35,066,205)
     Treasury stock, at cost, 4,620 shares at
       June 30,2001 and December 31, 2000                       (583,393)           (583,393)
                                                        ----------------      --------------
     Total stockholders' deficit                             (10,107,348)        (15,878,459)
                                                        ----------------      ---------------

         Total liabilities and stockholders' deficit    $     49,444,583        $ 42,874,974
                                                         ===============      ================

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2001 and June 30, 2000

                                                          JUNE 30, 2001             JUNE 30, 2000
                                                            (UNAUDITED)               (UNAUDITED)
Revenues                                                 $   21,365,502             $   9,458,689

Operating costs                                              12,441,648                 6,981,658

Selling, general and administrative expenses                  2,084,146                 1,479,282

Depreciation and amortization                                 1,587,248                 1,266,775
                                                         --------------             -------------

       Net income (loss) from operations                      5,252,460                  (269,026)

Interest expense and amortization of debt discount           (1,374,334)               (1,241,013)

Net gain on sale of fixed assets                                  2,500                        -

Other income                                                     18,860                    37,295
                                                         --------------             -------------

       Income (loss) before  provision for income taxes and
       extraordinary gain
                                                              3,899,486                (1,472,744)

Provision for income taxes                                       77,990                        -
                                                         --------------             -------------

       Income (loss) before extraordinary gain                3,821,496                (1,472,744)

Extraordinary gain on extinguishments of debt,
       net of income taxes of $0                                     -                     68,639
                                                         --------------             -------------

Net income (loss)                                        $    3,821,496             $  (1,404,105)
                                                         ==============             =============

Net income (loss) per share - basic:

        Income (loss) before extraordinary gain          $          .31             $        (.20)

        Extraordinary gain on extinguishments of debt                -                        .01
                                                         --------------             -------------

Net income (loss) per share - basic                      $          .31             $        (.19)
                                                         ==============             =============

Net income (loss) per share - diluted:

         Income (loss) before extraordinary gain         $          .31             $        (.20)

         Extraordinary gain on extinguishments of debt               -                        .01
                                                         --------------             -------------

Net income (loss) per share - diluted                    $          .31             $        (.19)
                                                         ==============             =============


Weighted average common shares outstanding                   12,491,788                 7,474,307

Weighted average common shares outstanding                   12,491,788                 7,474,307
    with dilutive securities

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2001 and June 30, 2000

                                                           JUNE 30, 2001              JUNE 30, 2000
                                                            (UNAUDITED)                (UNAUDITED)
Revenues                                                 $   39,496,799             $   17,735,055

Operating costs                                              23,935,432                 13,715,561

Selling, general and administrative expenses                  3,973,354                  2,988,503

Depreciation and amortization                                 3,093,444                  2,566,112
                                                         --------------             --------------

       Net income (loss) from operations                      8,494,569                 (1,535,121)

Interest expense and amortization of debt discount           (2,698,291)                (2,237,053)

Net gain on sale of fixed assets                                  2,500                         -

Other income                                                     43,003                     59,101
                                                         --------------             --------------

       Income (loss) before provision for income taxes
       and extraordinary gain
                                                              5,841,781                 (3,713,073)

Provision for income taxes                                      116,836                        -
                                                         --------------             --------------

       Income (loss) before extraordinary gain                5,724,945                 (3,713,073)

Extraordinary gain on extinguishment of debt,
       net of income taxes of $0                                     -                     968,575
                                                         --------------             --------------

Net income (loss)                                        $    5,724,945             $   (2,744,498)
                                                         ==============             ==============


Net income (loss) per share - basic:

        Income (loss) before extraordinary gain          $          .46             $         (.51)

        Extraordinary gain on extinguishment of debt                 -                         .13
                                                         --------------             --------------

Net income (loss) per share - basic                      $          .46             $         (.38)
                                                         ==============             ==============

Net income (loss) per share - diluted:

        Income (loss) before extraordinary gain$                    .46             $         (.51)

        Extraordinary gain on extinguishment of debt                 -                         .13
                                                         --------------             --------------

Net income (loss) per share - diluted                    $          .46             $         (.38)
                                                         ==============             ==============


Weighted average common shares outstanding                   12,491,788                  7,298,483

Weighted average common shares outstanding                   12,491,788                  7,298,483
   with dilutive securities

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and June 30, 2000

                                                           JUNE 30, 2001            JUNE 30, 2000
                                                            (UNAUDITED)              (UNAUDITED)

Cash provided by (used in) operations:                     $  6,398,764            $   (4,603,246)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment          (4,768,120)               (1,535,128)
     Proceeds from sale of property, plant and equipment          2,500                        -
     Acquisition of business, net of cash acquired                   -                   (362,705)
                                                           ------------           ---------------
Cash used in investing activities:                           (4,765,620)               (1,897,833)

Cash flows from financing activities:
     Debt issuance costs                                       (249,887)               (1,050,205)
     Proceeds from bank and other borrowings                    615,209                20,766,981
     Principal payments on long-term debt, notes payable
         and capital lease obligations                       (2,278,850)              (18,137,262)
     Net draws (payments) on working revolver                  (150,608)                3,005,214
                                                           ------------           ---------------
    Cash (used in) provided by financing activities:         (2,064,136)                4,584,728

Net decrease in cash and cash equivalents                      (430,992)               (1,916,351)
Cash and cash equivalents, beginning of period                1,373,699                 2,425,808
                                                           ------------           ---------------

Cash and cash equivalents, end of period                   $    942,707           $       509,457
                                                           ============           ===============

Supplemental disclosure of cash flow information:

       Interest paid                                       $  1,379,408           $       876,642
       Income taxes paid                                   $     60,000           $            -

Supplemental disclosure of  noncash investing and
 financing activities:
     Stock issued to related party as consideration for
           promissory note (Note 1)                        $          -           $     2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant and equipment        $    615,209           $            -
     Stock warrants issued in conjunction with notes
           payable to related party                        $          -           $       143,500
     Stock issued as consideration for option to purchase
           company                                         $          -           $            -
    Note payable released by related party resulting in
          an increase to additional paid-in capital        $          -           $       300,000

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

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. On January 15, 2001, the note was extended to June 15, 2001, bearing interest at 20% per annum, with 10% per annum interest paid monthly and the balance paid on maturity of the note. This note, as amended and extended, was not paid when due and the Company is in default under the terms of the note. Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              For the Three Months                        For the Three Months
                                               Ended June 30, 2001                         Ended June 30, 2000
                                --------------------------------------------     -------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                ---------------------------------------------------------------------------------------------
Net income (loss)                 $3,821,496                                      $(1,404,105)
                                  ==========                                      ============
BASIC AND DILUTED EPS
Income (loss) available
    to common shareholders
    before extraordinary gain     $3,821,496        12,491,788   $     0.31       $(1,472,744)          7,474,307   $   (0.20)
                                ---------------------------------------------------------------------------------------------

Extraordinary gain on
     Extinguishments of debt      $        -        12,491,788   $        -            68,639           7,474,307   $     .01
                              -----------------------------------------------------------------------------------------------

Net income (loss) available
    to common shareholders        $3,821,496        12,491,788   $     0.31       $(1,404,105)          7,474,307   $   (0.19)
                                ---------------------------------------------------------------------------------------------

                                               For the Six Months                          For the Six Months
                                               Ended June 30, 2001                         Ended June 30, 2000
                                --------------------------------------------     ------------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                              ---------------------------------------------------------------------------------------------
Net income (loss)                 $5,724,945                                    $(2,744,498)
                                  ==========                                    ===========
BASIC AND DILUTED EPS
Income (loss) available
    to common shareholders
    before extraordinary gain     $5,724,945        12,491,788   $     0.46     $(2,744,498)          7,298,483   $   (0.51)
                              ---------------------------------------------------------------------------------------------

Extraordinary gain on
     Extinguishments of debt      $       -         12,491,788   $        -         968,575           7,298,483   $     .13
                              ---------------------------------------------------------------------------------------------

Net income (loss) available
    to common shareholders        $5,724,945        12,491,788   $     0.46     $(2,744,498)          7,298,483   $   (0.38)
                                -------------------------------------------------------------------------------------------


         Options and warrants to purchase 81,654,578 and 63,531,394 shares of common stock at prices ranging from $0.75 to $7.50 in 2001 and $0.75 to $8.01 in 2000 were outstanding during the three and six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7).

          Convertible debt instruments which would result in the issuance of 32,866,667 and 35,200,000 shares of common stock plus shares totaling 5,845,449 and 2,813,246 for accrued interest, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of June 30, 2001 (see Note 7).

         In April, 2001 options held by key employees under the 1997 Omnibus Incentive Plan were surrendered and options were issued to these employees under the 2000 Stock Incentive Plan.


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


5.     SEGMENT AND RELATED INFORMATION

       At June 30, 2001, the Company is organized into, and manages its business based on the performance of four business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into three reportable segments: wireline, directional drilling, and workover and completion since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2001 included Burlington Resources, Chevron, Apache Corporation and Pioneer Natural Resources.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2001 included Texaco E&P, Union Pacific and Clayton Williams Energy.

       WORKOVER AND COMPLETION - This segment consists of a business unit which provides services performed on wells when originally completed or on wells previously placed in production and requiring additional work to restore or increase production. The principal market for this segment is the Black Warrior Basin of Alabama. The major customer of this segment for the quarter ended June 30, 2001 was Energen Corporation.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2000. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 2001 and 2000 is as follows:


          Three months ended June 30, 2001

                                                                         WORKOVER
                                                      DIRECTIONAL           AND
                                    WIRELINE            DRILLING        COMPLETION                      TOTAL
                                  ---------------------------------------------------------------------------
          Segment revenues        $11,166,960        $  9,988,752           $  209,790           $ 21,365,502
          Segment EBITDA          $ 4,032,382        $  3,164,114           $  (60,005)          $  7,136,491


         Three months ended June 30, 2000

                                                                           WORKOVER
                                                        DIRECTIONAL          AND
                                    WIRELINE             DRILLING         COMPLETION             TOTAL
                                  ---------------------------------------------------------------------------
          Segment revenues        $ 4,501,234        $  4,668,297           $  289,158          $  9,458,689
          Segment EBITDA          $   181,423        $    802,719           $   35,897          $  1,020,039


          Six months ended June 30, 2001

                                                                          WORKOVER
                                                     DIRECTIONAL             AND
                                    WIRELINE          DRILLING           COMPLETION                TOTAL
                                  ---------------------------------------------------------------------------
          Segment revenues        $21,077,642       $17,893,254            $   525,903           $ 39,496,799
          Segment EBITDA          $ 7,769,882       $ 4,600,429            $   (23,938)          $ 12,346,373


         Six months ended June 30, 2000

                                                                           WORKOVER
                                                     DIRECTIONAL             AND
                                   WIRELINE           DRILLING           COMPLETION                TOTAL
                                  ---------------------------------------------------------------------------
          Segment revenues        $ 8,854,720      $  8,294,443           $   585,892           $ 17,735,055
          Segment EBITDA          $   621,073      $    989,634           $    61,773           $  1,672,480

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three and six months ended June 30, 2001 and 2000 is presented as follows:

Three months ended June 30:

                                              2001                    2000

Total segment EBITDA                   $   7,136,491            $   1,020,039
Depreciation and amortization             (1,587,248)              (1,200,710)
Unallocated corporate expense               (296,783)                 (88,355)
                                      -----------------------------------------
     Income (loss) from operations     $   5,252,460           $     (269,026)
                                       =============           ==============


Six months ended June 30:
                                             2001                   2000

Total segment EBITDA                   $  12,346,373             $  1,672,480
Depreciation and amortization             (3,093,444)              (2,500,029)
Unallocated corporate expense               (758,360)                (707,572)
                                      -----------------------------------------
     Income (loss) from operations     $   8,494,569             $ (1,535,121)
                                       =============            =============

6.             RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of June 30, 2001, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

         During 2000, the Company entered into three capital leases totalling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. There was $351,159 outstanding on these leases as of June 30, 2001. The leases have a stated interest rate of 52.72% and expire in December 2001.

         On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. There was $393,067 outstanding on this lease as of June 30, 2001. The interest rate is 14.88% and the lease agreement expires in December 2002.

         During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc.


7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and the Company is in default under the terms of the note. Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest.

         The Company has outstanding at June 30, 2001 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 120,366,694 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $7.50. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on June 30, 2001, would represent 9.9% of the shares outstanding on a fully diluted basis.


8.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575 for the six months ended June 30, 2000. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0, for the six months ended June 30, 2000. An additional $300,000 of related party debt was waived and recorded as an increase in additional paid-in capital in 2000 (see Note 6).

9.       DEFAULTS UPON SENIOR SECURITIES

         The Company is obligated to fulfill various affirmative and negative covenants contained in its Loan Agreement with Coast. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants, as amended in January 2001, require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. The Company's reporting obligations include, among others, an obligation to provide to Coast within 90 days following the end of each fiscal year annual financial statements containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast as well as provide quarterly financial statements to Coast within 45 days following the end of the quarter. The Company was delayed in providing its financial statements for 2000 to Coast beyond the 90 days as well as the first quarter 2001 financial statements beyond the 45 days. In addition, the auditors opinion on the Company's financial statements as of and for the year ended December 31, 2000 contains an additional explanatory paragraph regarding the assumption made in preparing those financial statements that the Company will continue as a going concern. There can be no assurance that Coast may not treat the auditor's report on the Company's December 31, 2000 financial statements containing the explanatory paragraph as a qualified opinion or the delay in providing the financial statements as an event of default under the Loan Agreement and claim that the Company is in violation of its reporting obligations to Coast under the Loan Agreement. The Company has not obtained a waiver from Coast with respect to any of the foregoing. Under such circumstances, Coast may claim it is entitled to accelerate the maturity of all of the indebtedness of the Company owing to it and as such all debt due Coast has been classified as current on the condensed balance sheet.

         Under the January 2001 amendments to the Loan Agreement, if assets or ownership interests in the Company were not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the excess cash flow payments deferred for the months of August 2000 through June 2001 and the failure of St. James to make such investment is an event of default under the Loan Agreement. At June 30, 2001, the excess cash flow payment due Coast was $5.1 million and the Company failed to make this payment and St. James failed to make the additional equity investment, as required by the amended Loan Agreement, to enable the Company to make the payment. As a consequence, the Company is in default in the payment of principal under the Coast Loan Agreement. As of August 14, 2001, Coast had not exercised any of its rights, including the right to cease making loans to the Company, to accelerate the due date of the loan or foreclose on the Company's assets, among others, under the terms of the Loan Agreement.


         Bendover Indebtedness.

         The Company is indebted to Bendover Company under an unsecured convertible note dated December 17, 1999 in the principal amount of $1,182,890 plus accrued interest through June 30, 2001 of approximately $59,000. This note, as amended and extended, was due and payable on June 15, 2001. This note was not paid when due and the Company is in default under the terms of the Note.

         On July 20, 2001, Bendover Company commenced a lawsuit against the Company in the District Court of Montgomery County, Texas seeking to collect the principal sum of $1,182,890 plus interest accrued at the rate of 10% per annum during the period December 20, 1999 through December 31, 2000 and at the rate of 20% per annum during the period January 1, 2001 through June 15, 2001, the maturity date of the principal and accrued interest on the note. The Company intends to file an answer in the lawsuit alleging, among other things, that, under the terms of a Subordination Agreement dated January 24, 2000 between the Company and Bendover Company, Bendover Company agreed to subordinate payment on the note owing to it to the Company's obligations to Coast and that Bendover Company has agreed not to sue for or receive all or any part of the debt owing to Bendover Company until the Coast debt has been paid.


         General Electric Capital Corporation Commitment Letter.

         On August 3, 2001, the Company entered into a commitment letter with GECC whereby, subject to fulfillment of the terms and conditions of the letter, GECC offered to provide financing to the Company of up to $40.0 million to refinance the Company's credit facility with Coast and for certain other purposes. The GECC financing would include a revolving loan of up to $15.0 million, a term loan equal to the lesser of $17.0 million or 70% of the liquidation value of the Company's machinery, equipment and inventory, and a capital expenditure loan of up to $8.0 million. The financing would have a term of three years and bear interest at varying rates above the reported prime rate (ranging from 1.75 to 2.5%) or LIBOR (ranging from 3.25% to 4.0%). Borrowings would be secured by a first priority security interest in all of the Company's assets. The closing of the loan is subject to fulfillment of various conditions and the borrowing will be subject to the continuing compliance by the Company with the terms, covenants and conditions of a loan agreement to be entered into. The Company is seeking to complete the transaction before the end of the third quarter of 2001. There can be no assurance, however, that the financing will be completed then or at any other time in accordance with the Company's plans.


         Note Extensions

         In June, 2001, the Company was successful in extending the maturity date of $7.0 million principal amount of promissory notes due on June 30, 2001 to March 31, 2002. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. Much of the activity increase from the exploration and production side of the industry during the latter half of 1999 was in the area of infield recovery of properties shut-in as a result of depressed commodity prices. These infield recovery efforts were those that would provide the least capital expenditure, least risk of capital and would result in a more rapid improvement of cash flow streams due to higher commodity pricing. The increases in late 2000 and 2001 are more attributable to new well construction. Assuming the increase of commodity prices that occurred since the beginning of 2000 continues or remains relatively stable, the Company believes it is positioned to experience a continued increased demand for its services due in large part to the broad base of services offered. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. The Company may engage in other material corporate transactions.

         In April, 2000, the Company retained Growth Capital Partners, L.P. ("GCP") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. In the last quarter of 2000 and the first quarter of 2001, the Company and GCP on the Company's behalf explored the possibilities of the Company entering into a business combination or other material transaction. While information was provided to prospective acquirers and discussions held, no agreements or agreements in principal were entered into as a consequence of those activities and the Company is not engaged in any negotiations at June 30, 2001 that may lead to its acquisition or other material transaction. The agreement with GCP was terminated in June, 2001. The Company believes that at that time in early 2000 its operating results had not shown sufficient improvement for a sufficient period of time to enable the Company to realize an acceptable price in such a transaction. Nevertheless, subject to the Company's operating results continuing at recent levels, the Company may again at a future date seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

         In July, 2001 the Company sold all physical assets associated with its workover and completion business unit for $525,000 and will recognize a gain on the sale of approximately $485,000 in the third quarter of 2001. The sale will enable the Company to focus on its remaining core business units of wireline and directional drilling.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         The following table sets forth the Company's revenues from its three principal lines of business for the three and six months ended June 30, 2001 and 2000 respectively:

                                                    Three Months Ended                Six Months Ended
                                              ---------------------------------------------------------------------
                                                 6/30/01        6/30/00         6/30/01              6/30/00
--------------------------------------------------------------------------------------------------------------------
Wireline                                    $ 11,166,960   $  4,501,234     $ 21,077,642        $   8,854,720
Directional Drilling                           9,988,752      4,668,297       17,893,254            8,294,443
Workover and Completion                          209,790        289,158          525,903              585,892
                                 ------------------------------------------------------------------------------------
                                            $ 21,365,502   $  9,458,689     $ 39,496,799        $  17,735,055

         Total revenues increased by approximately $11.9 million to approximately $21.4 million for the three months ended June 30, 2001 and increased approximately $21.8 million to $39.5 million for the six months ended June 30, 2001 as compared to total revenues of approximately $9.5 million and $17.7 million, respectively, for the three and six months ended June 30, 2000. Wireline services revenues increased by approximately $6.7 million for the three months ended June 30, 2001 and $12.2 million for the six months ended June 30, 2001 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $5.3 million and $9.6 million for the three and six months ended June 30, 2001, respectively, as a consequence of the general level of oil and natural gas well drilling activity which improved dramatically in the latter half of 2000.

         Operating costs increased by approximately $5.5 million and $10.2 million for the three month and six months ended June 30, 2001, respectively, as compared to the same periods of 2000. Operating costs were 58.2% and 60.6% of revenues for the three and six months ended June 30, 2001 as compared with 73.8% and 77.3% of revenues in the same periods in 2000. The increase in operating costs was primarily the result of the higher overall level of activities in the three and six months ended June 30, 2001 compared with 2000. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $2.3 million and $4.9 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, while the total number of employees increased from 281 at June 30, 2000 to 346 at June 30, 2001. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses increased by approximately $605,000 and $985,000 in the three and six months ended June 30, 2001, respectively. As a percentage of revenues, selling, general and administrative expenses decreased to 9.8% and 10.1% in the three and six months ended June 30, 2001, respectively, from 15.6% and 16.9% in 2000, primarily as a result of increased revenue levels.

         Depreciation and amortization increased from approximately $1.3 million and $2.6 million in the three and six months ended June 30, 2000, respectively, or 15.6% and 14.5% of revenues, to approximately $1.6 million and $3.1 million in 2001, respectively, or 7.4% and 7.8% of revenues, primarily because of the capital expenditures made in the second half of 2000 and the first half of 2001.

         Interest expense and amortization of debt discount increased by approximately $133,000 and $461,000 for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. This was directly related to the increased amounts of indebtedness outstanding in 2001. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         During the first half of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

         The Company's net income for the quarter ended June 30, 2001 was $3.8 million, compared with a net loss of $1.4 million for the quarter ended June 30, 2000. Net income for the six months ended June 30, 2001 was $5.7 million compared to a net loss of $2.7 million for the same period in 2000. The improvement in operating results for the quarter and six months ended June 30, 2001 was the result of increased revenues and the increase in demand for the Company's services that commenced in the latter half of 2000. The Company's net loss in 2000 was primarily attributable to the reduced demand for the Company's services in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $6.4 million for the six months ended June 30, 2001 as compared to cash used of $4.6 million for the same period in 2000. Investing activities used cash of $4.8 million during the six months ended June 30, 2001 for the acquisition of property, plant and equipment. During the six months ended June 30, 2000, investing activities used cash of approximately $1.9 million for the acquisition of property, plant and equipment and businesses, net of cash acquired. Financing activities used cash of approximately $2.3 million for principal payments on debt and capital lease obligations and approximately $250,000 of costs related to debt issuances offset by the proceeds from bank and other borrowings of approximately $615,000 and net payments on working capital revolving loan of approximately $150,000 during the six months ended June 30, 2001. For the same period in 2000 financing activities provided cash flows of approximately $4.6 million.

         Cash at June 30, 2001 was $943,000 as compared with cash at June 30, 2000 of approximately $510,000.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $18.7 million at June 30, 2001, owed to Coast, other indebtedness of approximately $8.7 million, and $19.2 million owed to St. James Capital Partners, L.P. ("SJCP") and its affiliates.

         At June 30, 2001, on the basis of its balance sheet at that date, the Company had approximately $46.7 million of current indebtedness. As is described below, on August 3, 2001, the Company entered into a commitment letter with General Electric Capital Corporation ("GECC") whereby, subject to the fulfillment of its terms and conditions, GECC offered to loan to the Company up to $40.0 million, of which a portion would be used to refinance the Company's indebtedness to Coast and to repay other indebtedness. There can be no assurance that the Company will be successful in completing this refinancing of its indebtedness. Because there are existing defaults and cross defaults under the terms of the Company's outstanding indebtedness, the inability of the Company to refinance its indebtedness could require the Company to seek accommodations from its lenders in the form of extensions, amendments and modifications of its outstanding indebtedness. If not obtained, this could lead the Company's secured creditors to foreclose on substantially all of the Company's assets.

         Coast Loan Agreement. Under the Loan Agreement with Coast, the Company is enabled to make secured borrowings in the aggregate amount of up to the lesser of $25.0 million or such maximum aggregate amount as is available to be borrowed under a receivables loan and two term loans described below. Of such amount, $14.5 million, based on the lesser of 75% of the appraised net eligible forced liquidation value of the Company's equipment or $14.5 million, is a term loan (the "Equipment Loan"), an additional $2.0 million is a term loan (the "Installment Loan"), and the balance is available to be borrowed in an amount not exceeding 80% of the Company's eligible receivables (the "Receivables Loan"). At June 30, 2001, $18.7 was outstanding under the Loan Agreement.

         The Equipment Loan is repayable commencing on August 30, 2000 in monthly installments over a term of six years, with interest only payable monthly prior to August 1, 2000. The Equipment Loan further requires that the Company make additional monthly principal payments of 50% of its excess cash flow during the preceding month during the period ending February 28, 2001, and thereafter additional monthly principal payments of 40% of its excess cash flow during the preceding month. In January 2001, Coast agreed to defer until June 30, 2001 the excess cash flow payments otherwise due for the months of August 2000 through June 30, 2001. At June 30, 2001, the deferred excess cash flow payment due on June 30, 2001 amounted to $2.5 million. Excess cash flow is defined to be the Company's net income before income taxes, depreciation and amortization during a month minus the sum of principal and interest payments made and taxes paid in cash ("EBITDA"). The Installment Loan is repayable in monthly installments over four years commencing March 31, 2000, and, after the Equipment Loan is paid in full, is also repayable out of excess cash flow as provided above.

         Under the January 2001 amendments to the Loan Agreement, if assets or ownership interests in the Company were not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the excess cash flow payments deferred for the months of August 2000 through June 2001 and the failure of St. James to make such investment is an event of default under the Loan Agreement. At June 30, 2001, the excess cash flow payment due Coast was $5.1 million and the Company failed to make this payment and St. James failed to make the additional equity investment, as required by the amended Loan Agreement, to enable the Company to make the payment. As a consequence, the Company is in default in the payment of principal under the Coast Loan Agreement. As of August 14, 2001, Coast had not exercised any of its rights, including the right to cease making loans to the Company, to accelerate the due date of the loan or foreclose on the Company's assets, among others, under the terms of the Loan Agreement.

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

         The Company is obligated to fulfill various affirmative and negative covenants contained in the Loan Agreement. The affirmative covenants include requirements to comply with various financial covenants, maintain insurance coverage, apply 30% of the proceeds from the sale of equity securities to the repayment of principal of the term loans, provide written reports to Coast, and provide Coast with access to the collateral for the indebtedness. The financial covenants, as amended in January 2001, require the Company to have a tangible net worth as defined in the Loan Agreement of $5.0 million on September 30, 2000 and increasing quarterly thereafter by 80% of the Company's net income for the quarter and by at least $1.0 million on June 30, 2001 and have a debt service coverage ratio of 1.0 to 1.0 through September 30, 2000 and thereafter of 1.25 to 1.00 quarterly. The Company's reporting obligations include, among others, an obligation to provide to Coast annual financial statements within 90 days of year-end containing an unqualified opinion and certified by an independent certified public accountant acceptable to Coast and quarterly financial statements within 45 days of the end of each quarter. Negative covenants prohibit the Company, without Coast's consent, from merging or consolidating with another entity; acquiring assets, subject to certain exceptions; entering into any other transaction outside the ordinary course of business; selling any assets except in the ordinary course of business; restrictions on the disposition of inventory; loaning money, subject to certain exceptions; incurring indebtedness outside the ordinary course of business which has a material adverse effect on the Company; paying or declaring any dividend or making any other distributions; or a change in the Company's capital structure that has a material adverse effect on it.

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

         Because the excess cash flow payment of $5.1 million owing to Coast on June 30, 2001 was not paid when due, the Company is currently in default in the payment of principal under the Loan Agreement. Accordingly, Coast has the right to enforce its remedies under the Loan Agreement including, among others, the right as a secured creditor to foreclose against substantially all of the assets of the Company. In addition, the Company did not provide the annual audited financial statements for 2000 or quarterly financial statements for the first quarter 2001 in a timely manner and has neither sought nor received from Coast a waiver of this breach.

         Bendover Indebtedness.

         The Company is indebted to Bendover Company under an unsecured convertible note dated December 17, 1999 in the principal amount of $1,182,890 plus accrued interest through June 30, 2001 of approximately $59,000. This note, as amended and extended, was due and payable on June 15, 2001. This note was not paid when due and the Company is in default under the terms of the Note.

         On July 20, 2001, Bendover Company commenced a lawsuit against the Company in the District Court of Montgomery County, Texas seeking to collect the principal sum of $1,182,890 plus interest accrued at the rate of 10% per annum during the period December 20, 1999 through December 31, 2000 and at the rate of 20% per annum during the period January 1, 2001 through June 15, 2001, the maturity date of the principal and accrued interest on the note. The Company intends to file an answer in the lawsuit alleging, among other things, that, under the terms of a Subordination Agreement dated January 24, 2000 between the Company and Bendover Company, Bendover Company agreed to subordinate payment on the note owing to it to the Company's obligations to Coast and that Bendover Company has agreed not to sue for or receive all or any part of the debt owing to Bendover Company until the Coast debt has been paid.

         General Electric Capital Corporation Commitment Letter.

         On August 3, 2001, the Company entered into a commitment letter with GECC whereby, subject to fulfillment of the terms and conditions of the letter, GECC offered to provide financing to the Company of up to $40.0 million to refinance the Company's credit facility with Coast and for certain other purposes. The GECC financing would include a revolving loan of up to $15.0 million, a term loan equal to the lesser of $17.0 million or 70% of the liquidation value of the Company's machinery, equipment and inventory, and a capital expenditure loan of up to $8.0 million. The financing would have a term of three years and bear interest at varying rates above the reported prime rate (ranging from 1.75 to 2.5%) or LIBOR (ranging from 3.25% to 4.0%). Borrowings would be secured by a first priority security interest in all of the Company's assets. The closing of the loan is subject to fulfillment of various conditions and the borrowing will be subject to the continuing compliance by the Company with the terms, covenants and conditions of a loan agreement to be entered into. The Company is seeking to complete the transaction before the end of the third quarter of 2001. There can be no assurance, however, that the financing will be completed then or at any other time in accordance with the Company's plans.


         Bendover Indebtedness.

         The Company is indebted to Bendover Company under an unsecured convertible note dated December 17, 1999 in the principal amount of $1,182,890 plus accrued interest through June 30, 2001 of approximately $59,000. This note, as amended and extended, was due and payable on June 15, 2001. This note was not paid when due and the Company is in default under the terms of the Note.

         On July 20, 2001, Bendover Company commenced a lawsuit against the Company in the District Court of Montgomery County, Texas seeking to collect the principal sum of $1,182,890 plus interest accrued at the rate of 10% per annum during the period December 20, 1999 through December 31, 2000 and at the rate of 20% per annum during the period January 1, 2001 through June 15, 2001, the maturity date of the principal and accrued interest on the note. The Company intends to file an answer in the lawsuit alleging, among other things, that, under the terms of a Subordination Agreement dated January 24, 2000 between the Company and Bendover Company, Bendover Company agreed to subordinate payment on the note owing to it to the Company's obligations to Coast and that Bendover Company has agreed not to sue for or receive all or any part of the debt owing to Bendover Company until the Coast debt has been paid.


         General Electric Capital Corporation Commitment Letter.

         On August 3, 2001, the Company entered into a commitment letter with GECC whereby, subject to fulfillment of the terms and conditions of the letter, GECC offered to provide financing to the Company of up to $40.0 million to refinance the Company's credit facility with Coast and for certain other purposes. The GECC financing would include a revolving loan of up to $15.0 million, a term loan equal to the lesser of $17.0 million or 70% of the liquidation value of the Company's machinery, equipment and inventory, and a capital expenditure loan of up to $8.0 million. The financing would have a term of three years and bear interest at varying rates above the reported prime rate (ranging from 1.75 to 2.5%) or LIBOR (ranging from 3.25% to 4.0%). Borrowings would be secured by a first priority security interest in all of the Company's assets. The closing of the loan is subject to fulfillment of various conditions and the borrowing will be subject to the continuing compliance by the Company with the terms, covenants and conditions of a loan agreement to be entered into. The Company is seeking to complete the transaction before the end of the third quarter of 2001. There can be no assurance, however, that the financing will be completed then or at any other time in accordance with the Company's plans.


         Note Extensions

         In June, 2001, the Company was successful in extending the maturity date of $7.0 million principal amount of promissory notes due on June 30, 2001 to March 31, 2002. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.


INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and six months ended June 30, 2001.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's plans and objectives relating to its products and services, its future economic performance, its ability to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to complete the financing with GECC, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have or may be issued.

Important risk factors could cause the Company's actual results to differ materially from those in the forward-looking statements. These risk factors include the inability of the Company to meet its objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, declines in the demand for the Company's services, the Company's failure to complete the financing transaction with GECC, the failure of the Company to obtain amendments to its loan agreements currently in default and extensions of payments of principal and interest and any required waivers of breaches of covenants under loan agreements. These and other risk factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         On July 20, 2001, Bendover Company commenced a lawsuit against the Company in the District Court of Montgomery County, Texas seeking to collect the principal sum of $1,182,890 plus interest accrued at the rate of 10% per annum during the period December 20, 1999 through December 31, 2000 and at the rate of 20% per annum during the period January 1, 2001 through June 15, 2001, the maturity date of the principal and accrued interest on the note. The Company intends to file an answer in the lawsuit alleging, among other things, that, under the terms of a Subordination Agreement dated January 24, 2000 between the Company and Bendover Company, Bendover Company agreed to subordinate payment on the note owing to it to the Company's obligations to Coast and that Bendover Company has agreed not to sue for or receive all or any part of the debt owing to Bendover Company until the Coast debt has been paid.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Under the January 2001 amendments to the Loan Agreement with Coast, if assets or ownership interests in the Company were not sold on or before June 30, 2001 to pay all obligations owing to Coast on or before June 30, 2001, then St. James is required to make an additional equity investment in the Company sufficient to pay to Coast the excess cash flow payments deferred for the months of August 2000 through June 2001 and the failure of St. James to make such investment is an event of default under the Loan Agreement. At June 30, 2001, the excess cash flow payment due Coast was $2.5 million and the Company failed to make this payment and St. James failed to make the additional equity investment, as required by the amended Loan Agreement, to enable the Company to make the payment. As a consequence, the Company is in default in the payment of principal under the Coast Loan Agreement. As of August 14, 2001, Coast had not exercised any of its rights, including the right to cease making loans to the Company, to accelerate the due date of the loan or foreclose on the Company's assets, among others, under the terms of the Loan Agreement.

         The Company is indebted to Bendover Company under an unsecured convertible note dated December 17, 1999 in the principal amount of $1,182,890 plus accrued interest through June 30, 2001 of approximately $59,000. This note, as amended and extended, was due and payable on June 15, 2001. This note was not paid when due and the Company is in default under the terms of the Note.

ITEM 5.     OTHER INFORMATION.

         On August 5, 2001, the Company entered into a commitment letter with GECC whereby, subject to fulfillment of the terms and conditions of the letter, GECC offered to provide financing to the Company of up to $40.0 million to refinance the Company's credit facility with Coast and for certain other purposes. The GECC financing would include a revolving loan of up to $15.0 million, a term loan equal to the lesser of $17.0 million or 70% of the liquidation value of the Company's machinery, equipment and inventory, and a capital expenditure loan of up to $8.0 million. The financing would have a term of three years and bear interest at varying rates above the reported prime rate (ranging from 1.75 to 2.5% above) or LIBOR (ranging from 3.25% to 4.0% above). Borrowings would be secured by a first priority security interest in all of the Company's assets. The closing of the loan is subject to fulfillment of various conditions and the borrowing will be subject to the continuing compliance by the Company with the terms, covenants and conditions of a loan agreement to be entered into. The Company is seeking to complete the transaction before the end of the third quarter of 2001. There can be no assurance, however, that the financing will be completed then or at any other time in accordance with the Company's plans.


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


                                   BLACK WARRIOR WIRELINE CORP.
                                   ----------------------------
                                            (Registrant)


Date:  August 14,  2001                     /S/  William L. Jenkins
                                   --------------------------------------------
                                                 William L. Jenkins
                                       President and Chief Executive  Officer


                                          /S/    Ronald Whitter
                                  --------------------------------------------
                                                 Ronald Whitter
                                      Principal Financial and Accounting Officer