Form 10-Q/A
period 2001-06-30
BLACK WARRIOR WIRELINE CORP
filed 2001-08-24
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)
      X  Quarterly Report pursuant to Section 13 or 15(d) of the
     --- Securities Exchange Act of 1934 for the quarterly period ended
         June 30, 2001; or
         Transition report pursuant to Section 13
     --- or 15(d) of the Securities Exchange Act of 1934 for the
         transition period from           to          .
                               -----------   ---------

                         Commission File Number 0-18754

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

                                 (662) 329-1047
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1.     Financial Statements

            Condensed Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                          3

            Condensed Statements of Operations (unaudited) -
            Three Months Ended June 30, 2001 and
            June 30, 2000                                                  4

            Condensed Statements of Operations (unaudited) -
            Six Months Ended June 30, 2001 and
            June 30, 2000                                                  5

            Condensed Statements of Cash Flows (unaudited) -
            Six Months Ended June 30, 2001 and
            June 30, 2000                                                  6

            Notes to Condensed Financial Statements -
            Six Months Ended June 30, 2001 and
            June 30, 2000                                                  7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 14

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                              21

Item 3.     Defaults Upon Senior Securities                                21

Item 5.     Other Information                                              22

Item 6.     Exhibits and Reports on Form 8-K                               22

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                           JUNE 30, 2001            DECEMBER 31, 2000
             ASSETS                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents                              $    942,707                $ 1,373,699
    Short-term investments                                       50,000                     50,000
    Accounts receivable, less allowance for doubtful
        accounts of $408,252 and $418,252, respectively      16,495,348                 11,432,218
    Prepaid expenses                                            606,177                    472,791
    Other receivables                                            60,636                     45,127
    Other current assets                                        700,978                    728,247
                                                           ------------                -----------
                    Total current assets                     18,855,846                 14,102,082
Land and building, held for sale                                250,000                    250,000
Inventories                                                   4,854,336                  4,693,906
Property, plant, and equipment, less accumulated
    depreciation of $22,000,540 and $19,007,886,
    respectively                                             21,649,307                 19,873,844
Other assets                                                    795,659                    837,040
Goodwill, less accumulated amortization of $611,445
  and $532,777, respectively                                  3,039,435                  3,118,102
                                                           ------------                -----------

                    Total assets                           $ 49,444,583                $42,874,974
                                                           ============                ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                       $  5,997,539                $ 4,844,870
    Accrued salaries and vacation                               989,561                    754,591
    Accrued interest payable                                  4,759,031                  3,440,148
    Other accrued expenses                                    1,064,887                  1,162,812
    Notes payable and capital lease obligations to           21,357,116                 21,896,639
      related parties
    Current maturities of long-term debt and capital
         lease obligations                                   25,283,797                 26,554,373
                                                           ------------                -----------
                    Total current liabilities                59,451,931                 58,653,433

Deferred revenue                                                100,000                    100,000
                                                           ------------                -----------
                    Total liabilities                        59,551,931                 58,753,433
                                                           ------------                -----------

Stockholders' deficit:
Preferred stock, $.0005 par value, 2,500,000 shares
authorized; none issued at June 30, 2001 and
December 31, 2000, respectively Common stock, $.0005
par value, 175,000,000 shares authorized;
12,496,408 shares issued and outstanding at June 30, 2001
     and December 31, 2000, respectively                          6,248                      6,248
     Additional paid-in capital                              19,811,057                 19,764,891
     Accumulated deficit                                    (29,341,260)               (35,066,205)
    Treasury stock, at cost, 4,620 shares at
    June 30, 2001 and December 31, 2000                        (583,393)                  (583,393)
                                                           ------------                -----------
    Total stockholders' deficit                             (10,107,348)               (15,878,459)
                                                           ------------                -----------

          Total liabilities and stockholders' deficit      $ 49,444,583                $42,874,974
                                                           ============                ===========

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2001 and June 30, 2000



                                                         JUNE 30, 2001               JUNE 30, 2000
                                                          (UNAUDITED)                 (UNAUDITED)

Revenues                                                 $   21,365,502             $   9,458,689

Operating costs                                              12,441,648                 6,981,658

Selling, general and administrative expenses                  2,084,146                 1,479,282

Depreciation and amortization                                 1,587,248                 1,266,775
                                                              ---------                 ---------

       Income (loss) from operations                          5,252,460                  (269,026)

Interest expense and amortization of debt discount           (1,374,334)               (1,241,013)

Net gain on sale of fixed assets                                  2,500                        -

Other income                                                     18,860                    37,295
                                                                 ------                    ------

       Income (loss) before provision for income taxes and
          extraordinary gain                                  3,899,486                 (1,472,744)

Provision for income taxes                                       77,990                        -
                                                                 ------                       ---

     Income (loss) before extraordinary gain                  3,821,496                 (1,472,744)

Extraordinary gain on extinguishments of debt,
       net of income taxes of $0                                    -                       68,639
                                                                  -----                    ------

Net income (loss)                                        $    3,821,496             $   (1,404,105)
                                                         ==============             ==============

Net income (loss) per share - basic:

              Income (loss) before extraordinary gain    $          .31             $         (.20)

         Extraordinary gain on extinguishments of debt              -                          .01
                                                                  -----                        ---

Net income (loss) per share - basic                      $          .31             $         (.19)
                                                         ==============             ==============

Net income (loss) per share - diluted:

              Income (loss) before extraordinary gain$              .31             $         (.20)

         Extraordinary gain on extinguishments of debt               -                         .01
                                                                 ------                       ---

Net income (loss) per share - diluted                    $          .31             $         (.19)
                                                         ==============             ==============


Weighted average common shares outstanding                   12,491,788                  7,474,307

Weighted average common shares outstanding                   12,491,788                  7,474,307
    with dilutive securities


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2001 and June 30, 2000



                                                           JUNE 30, 2001            JUNE 30, 2000
                                                             (UNAUDITED)              (UNAUDITED)

Revenues                                                 $   39,496,799            $   17,735,055

Operating costs                                              23,935,432                13,715,561

Selling, general and administrative expenses                  3,973,354                 2,988,503

Depreciation and amortization                                 3,093,444                 2,566,112
                                                              ---------                 ---------

       Income (loss) from operations                          8,494,569                (1,535,121)

Interest expense and amortization of debt discount           (2,698,291)               (2,237,053)

Net gain on sale of fixed assets                                  2,500                        -

Other income                                                     43,003                    59,101
                                                                 ------                    ------

       Income (loss) before provision for income taxes  and
       extraordinary gain                                     5,841,781                (3,713,073)

Provision for income taxes                                      116,836                        -
                                                                -------                       ---

     Income (loss) before extraordinary gain                  5,724,945                (3,713,073)

Extraordinary gain on extinguishment of debt,
       net of income taxes of $0                                    -                     968,575
                                                                  -----                   -------

Net income (loss)                                        $    5,724,945             $  (2,744,498)
                                                         ==============             ==============

Net income (loss) per share - basic:

              Income (loss) before extraordinary gain    $          .46             $         (.51)

         Extraordinary gain on extinguishment of debt               -                          .13
                                                                  -----                        ---

Net income (loss) per share - basic                      $          .46             $         (.38)
                                                         ==============             ==============

Net income (loss) per share - diluted:

              Income (loss) before extraordinary gain    $          .46             $         (.51)

         Extraordinary gain on extinguishment of debt               -                          .13
                                                                 ------                        ---

Net income (loss) per share - diluted                    $          .46             $         (.38)
                                                         ==============             ==============

Weighted average common shares outstanding                   12,491,788                  7,298,483

Weighted average common shares outstanding                   12,491,788                  7,298,483
    with dilutive securities


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and June 30, 2000


                                                           JUNE 30, 2001            JUNE 30, 2000
                                                            (UNAUDITED)              (UNAUDITED)

Cash provided by (used in) operations:                     $  6,398,764            $   (4,603,246)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment          (4,768,120)               (1,535,128)
     Proceeds from sale of property, plant and equipment          2,500                        -
     Acquisition of business, net of cash acquired                    -                  (362,705)
                                                           ------------            --------------
Cash used in investing activities:                           (4,765,620)               (1,897,833)

Cash flows from financing activities:
     Debt issuance costs                                       (249,887)               (1,050,205)
     Proceeds from bank and other borrowings                    615,209                20,766,981
     Principal payments on long-term debt, notes payable
         and capital lease obligations                       (2,278,850)              (18,137,262)
     Net draws (payments) on working revolver                  (150,608)                3,005,214
                                                           ------------            --------------
    Cash (used in) provided by financing activities:         (2,064,136)                4,584,728

Net decrease in cash and cash equivalents                      (430,992)               (1,916,351)
Cash and cash equivalents, beginning of period                1,373,699                 2,425,808
                                                           ------------            --------------

Cash and cash equivalents, end of period                   $    942,707            $      509,457
                                                           ============            ==============

Supplemental disclosure of cash flow information:

       Interest paid                                       $  1,379,408            $      876,642
       Income taxes paid                                   $     60,000            $            -

Supplemental disclosure of  noncash investing
     and financing activities:
     Stock issued to related party as consideration for
           promissory note (Note 1)                        $          -            $    2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant and equipment        $    615,209            $            -
     Stock warrants issued in conjunction with
           notes payable to related party                  $          -            $      143,500
     Stock issued as consideration for option to purchase
           company                                         $          -            $            -
    Note payable released by related party resulting in
          an increase to additional paid-in capital        $          -            $      300,000

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

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company ("Bendover") whereby Bendover agreed to return to the Company promissory notes aggregating $3,182,890 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. On January 15, 2001, the note was extended to June 15, 2001, bearing interest at 20% per annum, with 10% per annum interest paid monthly and the balance paid on maturity of the note. This note, as amended and extended, was not paid when due and the Company is in default under the terms of the note.

Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:



                                              For the Three Months                        For the Three Months
                                               Ended June 30, 2001                         Ended June 30, 2000
                                --------------------------------------------     -------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                   ---------       -----------       ------      ---------     -----------      ------

Net income (loss)                 $3,821,496                                      $(1,404,105)
                                  ==========                                      ===========
Basic and Diluted EPS
Income (loss) available
    to common shareholders
    before extraordinary gain     $3,821,496        12,491,788   $     0.31     $(1,472,744)       7,474,307   $   (0.20)
                                ------------------------------------------------------------------------------------------

Extraordinary gain on
     Extinguishments of debt      $        -        12,491,788   $        -          68,639        7,474,307   $     .01
                                ------------------------------------------------------------------------------------------

Net income (loss) available
    to common shareholders        $3,821,496        12,491,788   $     0.31     $(1,404,105)       7,474,307   $   (0.19)
                                ------------------------------------------------------------------------------------------



                                               For the Six Months                          For the Six Months
                                               Ended June 30, 2001                         Ended June 30, 2000
                                --------------------------------------------     -------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                   ---------       -----------       ------      ---------     -----------      ------

Net income (loss)                 $5,724,945                                    $(2,744,498)
                                  ===========                                   ============
Basic and Diluted EPS
Income (loss) available
    to common shareholders
    before extraordinary gain     $5,724,945        12,491,788   $     0.46     $(2,744,498)      7,298,483    $   (0.51)
                                ----------------------------------------------------------------------------------------

Extraordinary gain on
     Extinguishments of debt      $        -        12,491,788   $        -         968,575       7,298,483    $     .13
                                ----------------------------------------------------------------------------------------

Net income (loss) available
    to common shareholders        $5,724,945        12,491,788   $     0.46     $(2,744,498)      7,298,483    $   (0.38)
                                ----------------------------------------------------------------------------------------


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

          Three months ended June 30, 2001

                                                                          WORKOVER
                                                     DIRECTIONAL            AND
                                    WIRELINE          DRILLING           COMPLETION                 TOTAL
                                    --------          --------           ----------                 -----

          Segment revenues       $ 11,166,960        $  9,988,752        $    209,790              $ 21,365,502
          Segment EBITDA         $  4,032,382        $  3,164,114        $    (60,005)             $  7,136,491


         Three months ended June 30, 2000


                                                    DIRECTIONAL            AND
                                    WIRELINE          DRILLING           COMPLETION                 TOTAL
                                    --------          --------           ----------                 -----

          Segment revenues        $ 4,501,234        $ 4,668,297         $  289,158                $  9,458,689
          Segment EBITDA          $   181,423        $   802,719         $   35,897                $  1,020,039

          Six months ended June 30, 2001

                                                    DIRECTIONAL            AND
                                    WIRELINE          DRILLING           COMPLETION                 TOTAL
                                    --------          --------           ----------                 -----

          Segment revenues       $ 21,077,642        $17,893,254         $    525,903              $ 39,496,799
          Segment EBITDA         $  7,769,882        $ 4,600,429         $    (23,938)             $ 12,346,373


         Six months ended June 30, 2000


                                                    DIRECTIONAL            AND
                                    WIRELINE          DRILLING           COMPLETION                 TOTAL
                                    --------          --------           ----------                 -----


          Segment revenues        $ 8,854,720        $ 8,294,443         $  585,892                $ 17,735,055
          Segment EBITDA          $   621,073        $   989,634         $   61,773                $  1,672,480

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three and six months ended June 30, 2001 and 2000 is presented as follows:

Three months ended June 30:


                                           2001                    2000

Total segment EBITDA                  $   7,136,491           $   1,020,039
Depreciation and amortization            (1,587,248)             (1,200,710)
Unallocated corporate expense              (296,783)                (88,355)
                                      -------------------------------------
     Income (loss) from operations    $   5,252,460           $    (269,026)
                                      =============           =============


Six months ended June 30:

                                            2001                   2000

Total segment EBITDA                  $  12,346,373           $  1,672,480
Depreciation and amortization            (3,093,444)            (2,500,029)
Unallocated corporate expense              (758,360)              (707,572)
                                      ------------------------------------
     Income (loss) from operations    $   8,494,569           $ (1,535,121)
                                      =============           ============


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

7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company whereby Bendover agreed to return to the Company promissory notes aggregating $3,182,890 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and the Company is in default under the terms of the note. Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest.

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

9.       DEFAULTS UPON SECURITIES

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

         General Electric Capital Corporation ("GECC") Commitment Letter.

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

         Note Extensions

         As of July 27, 2001, the Company was successful in extending the maturity date of $3.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to March 31, 2002. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company is seeking to extend the remaining balance of $3.1 million of the $7.0 million promissory notes as well as promissory notes totaling $15.7 million owing to St. James which matured in March, 2001.


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

         The following table sets forth the Company's revenues from its three principal lines of business for the three and six months ended June 30, 2001 and 2000 respectively:



                                            Three Months Ended                Six Months Ended
                                  -----------------------------------------------------------------
                                      6/30/01                 6/30/00       6/30/01              6/30/00
------------------------------------------------------------------------------------------------------------
Wireline                            $ 11,166,960         $   4,501,234    $ 21,077,642        $  8,854,720
Directional Drilling                   9,988,752             4,668,297      17,893,254           8,294,443
Workover and Completion                  209,790               289,158         525,903             585,892
                                 ----------------------------------------------------------------------------
                                    $ 21,365,502         $   9,458,689     $39,496,799        $ 17,735,055

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

         Note Extensions

         As of July 27, 2001, the Company was successful in extending the maturity date of $3.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to March 31, 2002. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company is seeking to extend the remaining balance of $3.1 million of the $7.0 million promissory notes as well as promissory notes totaling $15.7 million owing to St. James which matured in March, 2001.

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

                                   BLACK WARRIOR WIRELINE CORP.
                                   ---------------------------------------------
                                                (Registrant)


Date:  August 21,  2001                     /S/  William L. Jenkins
                                   ------------------------------------
                                                  William L. Jenkins
                                    President and Chief Executive Officer


                                             /S/  Ronald Whitter
                                    --------------------------------------------
                                                  Ronald Whitter
                                     Principal Financial and Accounting Officer