Form 10-Q
period 2001-09-30
BLACK WARRIOR WIRELINE CORP
filed 2001-11-14
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                           FORM 10-Q

(Mark One)
          X   Quarterly Report pursuant to Section 13 or 15(d) of the
         ---  Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001; or

          --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  11-2904094
      --------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S employer
        incorporation of organization)                   identification no.)

               3748 HIGHWAY 45 NORTH, COLUMBUS, MISSISSIPPI 39701
               ---------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          As of November 2, 2001, 12,496,408 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                 Page
                                                                                 ----

Item 1.     Financial Statements

            Condensed Balance Sheets - September 30, 2001 (unaudited)
            and December 31, 2000                                                 3

            Condensed Statements of Operations (unaudited) -
            Three Months Ended September 30, 2001 and
            September 30, 2000                                                    4

            Condensed Statements of Operations (unaudited) -
            Nine Months Ended September 30, 2001 and
            September 30, 2000                                                    6

            Condensed Statements of Cash Flows (unaudited) -
            Nine Months Ended September 30, 2001 and
            September 30, 2000                                                    8

            Notes to Condensed Financial Statements -
            Nine Months Ended September 30, 2001 and
            September 30, 2000                                                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        18

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                              23

Item 6.           Exhibits and Reports on Form 8-K                               23


PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
CONDENSED BALANCE SHEETS

                                                         SEPTEMBER 30, 2001       DECEMBER 31, 2000
                         ASSETS                             (UNAUDITED)

Current assets:
    Cash and cash equivalents                               $ 1,603,499               $  1,373,699
    Short-term investments                                       50,000                     50,000
    Accounts receivable, less allowance for doubtful
        accounts of $406,203 and $418,252, respectively      17,512,846                 11,432,218
    Prepaid expenses                                            418,927                    472,791
    Other receivables                                            58,542                     45,127
    Other current assets                                        716,020                    728,247
                                                            -----------               ------------
                    Total current assets                     20,359,834                 14,102,082
Land and building, held for sale                                250,000                    250,000
Inventories                                                   4,981,379                  4,693,906
Property, plant, and equipment, less accumulated
    depreciation of $22,869,178 and $19,007,886,
    respectively                                             24,102,413                 19,873,844
Other assets                                                  1,379,862                    837,040
Goodwill, less accumulated amortization of $650,942
  and $532,777, respectively                                  2,999,938                  3,118,102
                                                            -----------               ------------

                    Total assets                            $54,073,426               $ 42,874,974
                                                            ===========               ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                        $ 6,974,582               $  4,844,870
    Accrued salaries and vacation                               873,023                    754,591
    Accrued interest payable                                     89,467                  3,440,148
    Other accrued expenses                                    1,259,359                  1,162,812
    Notes payable and capital lease
      obligations to related parties                            230,000                 21,896,639
    Current maturities of long-term debt and capital
         lease obligations                                    2,981,779                 26,554,373
                                                             ----------                 ----------
                    Total current liabilities                12,408,210                 58,653,433

Notes payable to related parties,
     including long-term interest payable                    30,325,005                          -
Long-term debt and capital lease obligations, less current
         maturities                                          19,123,393                          -
Deferred revenue                                                100,000                    100,000
                                                            -----------               ------------
                                     Total liabilities       61,956,608                 58,753,433
                                                            -----------               ------------

Stockholders' deficit:
     Preferred stock, $.0005 par value,
       2,500,000 shares authorized;
       none issued at September 30, 2001
       and December 31, 2000, respectively                            -                          -
     Common stock, $.0005 par value,
       175,000,000 shares authorized;
       12,496,408 shares issued and
       outstanding at September 30, 2001
       and December 31, 2000, respectively                        6,248                      6,248
     Additional paid-in capital                              20,016,140                 19,764,891
     Accumulated deficit                                    (27,322,177)               (35,066,205)
     Treasury stock, at cost, 4,620 shares
       at September 30, 2001
       and December 31, 2000                                   (583,393)                  (583,393)
                                                            -----------               ------------
     Total stockholders' deficit                             (7,883,182)               (15,878,459)
                                                            -----------               ------------

          Total liabilities and stockholders' deficit    $   54,073,426               $ 42,874,974
                                                         --------------               ------------

                     See accompanying notes to the condensed
                              financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2001 and September 30, 2000



                                                        SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                            (UNAUDITED)              (UNAUDITED)
                                                                                      (Restated)

Revenues                                                   $21,414,345            $   12,650,296

Operating costs                                             13,220,693                 8,921,666

Selling, general and administrative expenses                 2,049,994                 1,743,249

Depreciation and amortization                                1,721,506                 1,289,025
                                                           -----------             -------------

       Income from operations                                4,422,152                   696,356

Interest expense and amortization of debt discount          (1,722,378)               (1,329,833)

Net gain on sale of fixed assets                                20,000                         -

Other income                                                    12,305                     7,532
                                                           -----------             -------------

       Income (loss) before provision for income taxes,
          discontinued operations, and extraordinary items   2,732,079                  (625,945)

Provision for income taxes                                      54,690                         -
                                                           -----------             -------------

     Income (loss) before discontinued operations
           and extraordinary items                           2,677,389                  (625,945)

Discontinued operations:

     Loss from operations of discontinued Drilling
        and Completion segment, net of income taxes
        of  $0                                                       -                   (43,340)

     Gain on disposal of Drilling and Completion segment,
        net of income taxes of $9,500                          466,672                         -
                                                           -----------             -------------

        Income (loss) before extraordinary items             3,144,061                  (669,285)

Extraordinary loss on early debt extinguishments,
        net of income tax benefit of $26,000                (1,296,481)                        -

Extraordinary gain on extinguishments of debt,
         net of income taxes of $3,500                         171,503                         -
                                                           -----------             -------------
Net income (loss)                                          $ 2,019,083             $    (669,285)
                                                           ============            =============

Net income (loss) per share - basic:
      Income (loss) before discontinued operations
         and extraordinary items                           $       .22             $        (.08)
      Discontinued operations                                      .03                      (.01)
      Net extraordinary items                                     (.09)                        -

Net income (loss) per share - basic                        $       .16             $        (.09)
                                                           -----------             -------------

Net income (loss) per share - diluted:
      Income (loss) before discontinued operations
         and extraordinary items                           $       .22             $        (.08)
      Discontinued operations                                      .03                      (.01)
      Net extraordinary items                                     (.09)                        -
                                                           -----------             -------------
Net income (loss) per share - diluted                      $       .16             $        (.09)
                                                           -----------             -------------


Weighted average common shares outstanding                   12,491,788                  7,474,307

Weighted average common shares outstanding                   12,491,788                  7,474,307
    with dilutive securities








                     See accompanying notes to the condensed
                             financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2001 and September 30, 2000



                                                       SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                            (UNAUDITED)              (UNAUDITED)
                                                                                      (Restated)

Revenues                                                 $   60,385,241            $   29,799,459

Operating costs                                              36,669,794                22,192,741

Selling, general and administrative expenses                  5,963,470                 4,652,119

Depreciation and amortization                                 4,792,278                 3,818,480
                                                         --------------            --------------

       Income (loss) from operations                         12,959,699                  (863,881)

Interest expense and amortization of debt discount           (4,374,240)               (3,516,358)

Net gain on sale of fixed assets                                 22,500                         -

Other income                                                     55,308                    66,633
                                                         --------------            --------------

       Income (loss) before provision for income taxes,
        discontinued operations, and extraordinary items      8,663,267                (4,313,606)

Provision for income taxes                                      173,326                         -
                                                         --------------

     Income (loss) before discontinued operations and
        extraordinary items                                   8,489,941                (4,313,606)

Discontinued operations:

     Loss from operations of discontinued Drilling
        and Completion segment, net of income tax
        benefit of  $1,800 and $0                               (87,607)                  (68,752)

     Gain on disposal of Drilling and Completion segment,
        net of income taxes of $9,500                           466,672                         -
                                                         --------------            --------------

        Income (loss) before extraordinary items              8,869,006                (4,382,358)

Extraordinary loss on early debt extinguishments,
        net of income tax benefit of $26,000                 (1,296,481)                        -

Extraordinary gain on extinguishments of debt,
         net of income taxes of $3,500 and $0                   171,503                   968,575
                                                         --------------            --------------

Net income (loss)                                        $    7,744,028            $   (3,413,783)
                                                         ==============            ===============
Net income (loss) per share - basic:
      Income (loss) before discontinued operations
         and extraordinary items                         $          .68            $         (.59)
      Discontinued operations                                       .03                      (.01)
      Net extraordinary items                                      (.09)                      .14
                                                         --------------            --------------
Net income (loss) per share - basic                      $          .62            $         (.46)
                                                         ==============            ==============
Net income (loss) per share - diluted:
      Income (loss) before discontinued operations
         and extraordinary items                         $          .68            $         (.59)
      Discontinued operations                                       .03                      (.01)
      Net extraordinary items                                      (.09)                      .14
                                                         --------------            --------------

Net income (loss) per share - diluted                    $          .62            $         (.46)
                                                         ==============            ==============


Weighted average common shares outstanding                   12,491,788                  7,357,519

Weighted average common shares outstanding                   12,491,788                  7,357,519
    with dilutive securities


                     See accompanying notes to the condensed
                             financial statements.

BLACK WARRIOR WIRELINE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and September 30, 2000


                                                        SEPTEMBER 30, 2001          SEPTEMBER 30, 2000
                                                            (UNAUDITED)              (UNAUDITED)

Cash provided by (used in) operations:                     $ 12,175,240            $    (5,017,729)

Cash flows from investing activities:
     Acquisitions of property, plant, and equipment          (8,954,184)                (2,308,939)
     Proceeds from sale of business segment                     527,500                     34,820
     Acquisition of business, net of cash acquired                    -                   (511,827)
                                                           ------------            ---------------
Cash used in investing activities                            (8,426,684)                (2,785,946)

Cash flows from financing activities:
     Debt issuance costs                                     (1,965,644)                (1,050,205)
     Proceeds from bank and other borrowings                 17,895,308                 21,749,391
     Principal payments on long-term debt, notes payable
         and capital lease obligations                      (18,701,809)               (19,440,573)
     Net draws (payments) on working revolver                  (746,611)                 5,052,146
                                                           ------------            ---------------
     Cash (used in) provided by financing activities         (3,518,756)                 6,310,759

Net increase (decrease) in cash and cash equivalents            229,800                 (1,492,916)
Cash and cash equivalents, beginning of period                1,373,699                  2,425,808
                                                           ------------            ---------------

Cash and cash equivalents, end of period                   $  1,603,499            $       932,892
                                                           ============            ===============

Supplemental disclosure of cash flow information:

       Interest paid                                       $  2,104,959            $     1,583,118
       Income taxes paid                                   $     60,000            $             -

Supplemental disclosure of  noncash investing and
     financing activities:
     Stock issued to related party as consideration for
           promissory note (Note 1)                        $          -            $     2,000,000
     Notes payable and capital lease obligations incurred
           to acquire property, plant and equipment        $    894,309            $             -
     Stock warrants issued in conjunction with notes
           payable to related party                        $    182,000            $       143,500
     Note payable released by related party resulting in
          an increase to additional paid-in capital        $          -            $       300,000


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

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for September 30, 2000 for the discontinued operations (see Note 8). Since November 1996, the Company completed seven material acquisitions, the most recent of which were the acquisition of the drilling assets of Phoenix Drilling Services, Inc. in March 1998 and Petro Wireline in June 1998, respectively.

2001 RECAPITALIZATION

         Credit Agreement. On September 14, 2001, the Company entered into a Credit Agreement with General Electric Capital Corporation ("GECC") providing for the extension of revolving, term and capital expenditures ("capex") credit facilities to the Company aggregating up to $40.0 million (referred to herein as the "Credit Facility"). The Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the costs of hard costs of acquired eligible equipment and 100% of its forced liquidation value. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Alternatively, if no event of default has occurred, the Company can elect to pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004. Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million.

         Proceeds of borrowings were used to repay Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain additional indebtedness aggregating $2.6 million, and the balance of the borrowing facility is available to be used for working capital, capital expenditures and general corporate needs. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time, subject to the Company's continuing compliance with the terms of the Credit Agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on

September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring before September 14, 2002, 2% of the prepayment or reduction occurring thereafter but before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability.

         Initial borrowings under the Credit Facility were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers' certificates, an opinion of counsel, repayment of the Coast senior secured loan, the extension of the maturity date of $26.4 million principal amount of the Company's outstanding subordinated notes to December 31, 2004 with no payments of principal or interest to be made prior to that date, and the completion of due diligence. Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Credit Facility, and the borrowings not exceeding the applicable borrowing availability under the Credit Facility, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes an "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. not falling below 675 for 12 consecutive weeks.

         Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence, continue the conduct of its business substantially as now conducted, promptly pay all taxes and governmental assessments and levies, maintain corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws, provide a mortgage or deed of trust to the lenders granting a first lien on the Company's real estate upon the request of the lenders, provide certificates of title on newly acquired equipment with the lender's lien noted, obtain the consents of the holders of the Company's subordinated notes, no later than January 14, 2002, consenting to any senior indebtedness that refinances the Company's obligations under the Credit Facility and to the aggregate amount of loans under the Credit Facility or refinancing of the Credit Facility may increase to an aggregate of $43.0 million, pre-pay no later than September 28, 2001 or cause St. James Capital Corp., SJMB, L.P., or SJMB, LLC to purchase by that date any of the Company's outstanding subordinated notes whose holders that have not executed the subordination agreement required by the Credit Facility. Prior to September 28, 2001, the Company repaid approximately $83,000 to noteholders who chose not to extend and SJMB,

L.P. purchased $1.6 million from noteholders who chose not to extend. As of November 5, 2001, all holders of the Company's subordinated notes have consented and have executed the subordination agreement.

         Negative covenants the Company may not violate include, among others,
(i) forming or acquiring a subsidiary, merging with, acquiring all or substantially all the assets or stock of another person, (ii) making an investment in or loan to another person, (iii) incurring any indebtedness other than permitted indebtedness, (iv) entering into any transaction with an affiliate except on fair and reasonable terms no less favorable than would be obtained from a non-affiliated person, (v) making loans to employees in amounts exceeding $50,000 to any employee and a maximum of $250,000 in the aggregate,
(vi) making any change in its business objectives or operations that would adversely affect repayment of the loans or in its capital structure, including the issuance of any stock, warrants or convertible securities other than (A) on exercise of outstanding securities or rights, (B) the grant of stock in exchange for extensions of subordinated debt, (C) options granted under an existing or future incentive option plan, or (D) in its charter or by-laws that would adversely affect the ability of the Company to repay the indebtedness, (vii) creating or permitting to exist any liens on its properties or assets, with the exception of those granted to the lenders or in existence on the date of making the loan, (viii) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business and equipment or fixtures with a value not exceeding $100,000 per transaction and $250,000 per year, (ix) failing to comply with the various financial covenants in the loan agreement, (x) making any restricted payment, including payment of dividends, stock or warrant redemptions, repaying subordinated debt, recision of the sale of outstanding stock, (xi) making any payments to stockholders of the Company other than compensation to employees and payments of management fees to any stockholder or affiliate of the Company, or (xii) amending or changing the terms of the Company's subordinated debt.

         The financial covenants the Company is required to comply with include
(a) limitations on capital expenditures to $9.0 million from June 1, 2001 through December 31, 2001, $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ending December 31, 2001, of not less than 1.3:1.0 for the preceding twelve-month period (or, for quarters ending before September 30, 2002, for the period commencing October 1, 2001 and ending on the last day of the quarter),
(c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ending December 31, 2001, of not less than 3.0:1.0 for the preceding twelve-month period (or, for quarters ending before September 30, 2002, for the period commencing October 1, 2001 and ending on the last day of the quarter), (d) commencing with the quarter ending December 31, 2001, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended, and (e) having an EBITDA of not less than $17.0 million for the three quarters ending September 30, 2001. At September 30, 2001, the Company was in compliance with all covenants of the Credit Facility and no event of default existed.

         Events of default under the Credit Facility include (a) the failure to pay when due principal or interest or fees owing under the Credit Facility, (b) the failure to perform the covenants under the Credit Facility relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of required consents of holders of outstanding subordinated notes, maintenance of compliance with the financial covenants in the loan agreement and compliance with any of the loan agreement's negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly unaudited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Credit Facility, declare all indebtedness outstanding under the Credit Facility due and payable, and exercise any of their rights under the Credit Facility which includes the ability to foreclose on the Company's assets.

         Bendover Settlement. During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover whereby Bendover agreed to return to the Company promissory notes aggregating $3,182,890 principal amount and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest. In September 2001, the Company paid approximately $1.1 million to Bendover out of the proceeds of the GECC financing in full payment of all outstanding principal and interest obligations owing to Bendover and the lawsuit was dismissed. The payoff resulted in an extraordinary gain of approximately $172,000, net of taxes.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend and SJMB, L.P. purchased $1.6 million from noteholders who chose not to extend. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share to such holders if the Company has not entered into a purchase or merger agreement on or before certain dates, with the first such issuance of 2.5 million warrants due to occur after December 31, 2001. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.2 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James and its affiliates which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.


2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                              For the Three Months                        For the Three Months
                                            Ended September 30, 2001                    Ended September 30, 2000
                                   ------------------------------------------  -----------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                   ---------       -----------       ------      ---------     -----------      ------

Net income (loss)                 $2,019,083                                      $(669,285)
                                  ==========                                      =========
BASIC AND DILUTED EPS
Income (loss) available
    to common shareholders
    before discontinued
    operations and extra-
    ordinary items              $  2,677,389        12,491,788   $     0.22     $(625,945)          7,474,307   $   (0.08)
                                ------------        ----------   ----------     ---------           ---------   ---------

Discontinued operations         $    466,672        12,491,788   $     0.03     $ (43,340)          7,474,307   $   (0.01)
                                 -----------        ----------   ----------     ---------           ---------   ---------

Net extraordinary items         $ (1,124,978)       12,491,788   $    (0.09)            -           7,474,307   $       -
                                 -----------        ----------   ----------     ---------           ---------   ---------

Net income (loss) available
    to common shareholders      $  2,019,083        12,491,788   $     0.16     $(669,285)          7,474,307   $   (0.09)
                                 -----------        ----------   ----------     ---------           ---------   ---------



                                               For the Nine Months                         For the Nine Months
                                            Ended September 30, 2001                    Ended September 30, 2000
                                   ------------------------------------------  -----------------------------------------

                                    Income           Shares         Per Share  Income (loss)     Shares        Per Share
                                   Numerator       Denominator       Amount      Numerator     Denominator      Amount
                                   ---------       -----------       ------      ---------     -----------      ------

Net income (loss)                 $7,744,028                                    $(3,413,783)
                                  ==========                                    ===========
BASIC AND DILUTED EPS
Income (loss) available
    to common shareholders
    before discontinued
    operations and extra-
    ordinary items               $ 8,489,941        12,491,788   $     0.68     $(4,313,606)       7,357,519   $    (0.59)
                                 -----------        ----------   ----------     -----------        ---------   ----------

Discontinued operations          $   379,065        12,491,788   $     0.03         (68,752)       7,357,519   $    (0.01)
                                 -----------        ----------   ----------     -----------        ---------   ----------

Net extraordinary items          $(1,124,978)       12,491,788   $    (0.09)        968,575        7,357,519   $     0.14
                                 -----------        ----------   ----------     -----------        ---------   ----------

Net income (loss) available
    to common shareholders       $ 7,744,028        12,491,788   $     0.62     $(3,413,783)       7,357,519   $    (0.46)
                                 -----------        ----------   ----------     -----------        ---------   ----------


         Options and warrants to purchase 81,654,578 and 63,531,394 shares of common stock at prices ranging from $0.75 to $7.50 in 2001 and $0.75 to $8.01 in 2000 were outstanding during the three and nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7).

          Convertible debt instruments which would result in the issuance of 32,866,667 and 35,200,000 shares of common stock plus shares totaling 7,932,347 and 3,506,894 for accrued interest, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of September 30, 2001 (see Note 7).

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

5.       SEGMENT AND RELATED INFORMATION

       At September 30, 2001, the Company is organized into, and manages its business based on the performance of three business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2001 included Denbury Partners, Amoco, and Anadarko Corporation.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2001 included Encore, Arco Permian and Devon Energy.

       The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2000. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended September 30, 2001 and 2000 is as follows:

          Three months ended September 30, 2001

                                                    DIRECTIONAL
                                    WIRELINE          DRILLING                     TOTAL
                                    --------          --------                     -----

          Segment revenues        $10,790,239       $  10,624,106               $ 21,414,345
          Segment EBITDA          $ 3,686,555       $   2,802,894               $  6,489,449

         Three months ended September 30, 2000

                                                      DIRECTIONAL
                                    WIRELINE            DRILLING                    TOTAL
                                    --------            --------                    -----

          Segment revenues       $ 6,134,689           $ 6,515,607                $ 12,650,296
          Segment EBITDA         $ 1,114,409           $ 1,092,528                $  2,206,937

          Nine months ended September 30, 2001

                                                     DIRECTIONAL
                                    WIRELINE           DRILLING                    TOTAL
                                   --------            --------                    -----

          Segment revenues        $31,867,881          $28,517,360             $ 60,385,241
          Segment EBITDA          $11,452,805          $ 7,403,323             $ 18,856,128


         Nine months ended September 30, 2000



                                                    DIRECTIONAL
                                    WIRELINE          DRILLING                     TOTAL
                                    --------          --------                     -----


          Segment revenues     $ 14,989,409         $ 14,810,050               $ 29,799,459
          Segment EBITDA       $  1,735,482         $  2,082,162               $  3,817,644

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three and nine months ended September 30, 2001 and 2000 is presented as follows:

Three months ended September 30:

                                            2001                     2000
                                            ----                     ----
Total segment EBITDA                  $   6,489,449           $   2,206,937
Depreciation and amortization            (1,721,506)             (1,289,025)
Unallocated corporate expense              (345,791)               (221,556)
                                      -------------           -------------
     Income from operations           $   4,422,152           $     696,356
                                      =============           =============


Nine months ended September 30:


                                            2001                    2000

Total segment EBITDA                   $  18,856,128           $  3,817,644
Depreciation and amortization             (4,792,278)            (3,818,480)
Unallocated corporate expense             (1,104,151)              (863,045)
                                       -------------           ------------
     Income (loss) from operations     $  12,959,699           $   (863,881)
                                       =============           ============

6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of September 30, 2001, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue on the balance sheet.

         During 2000, the Company entered into three capital leases totalling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. The leases were paid in full with the GECC refinancing.

         On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. The lease was paid in full with the GECC refinancing.

         During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. canceled the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc.

         In connection with the Credit Facility, the Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James and its affiliates which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share (see Note 2), subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

         On September 11, 2001, the Company and SJMB, L.P. entered into an agreement (the "Collateral Compensation Agreement") to reimburse and compensate SJMB, L.P. for the cash collateral and guarantee SJMB, L.P. provided in connection with the Company's senior secured borrowing from Coast Business Credit ("Coast"). These borrowings from Coast as of September 14, 2001 totaled $16.7 million. The guarantee was collateralized initially by marketable securities owned by SJMB, L.P. and subsequently by $8.2 million of cash proceeds from the sale of the securities. Coast paid SJMB, L.P. interest on the cash collateral held by Coast at the prime rate less 2.75% per annum. In the Collateral Compensation Agreement, the Company agreed to pay to SJMB, L.P. the difference between the amount of interest SJMB, L.P. would have received on the cash collateral had it been paid at the prime interest rate and the amount paid by Coast, or the sum of $274,000 (see Note 9). Under the terms of the Company's Credit Agreement with GECC, the Company is restricted from paying this sum to SJMB, L.P. and it remains outstanding.

                  On September 11, 2001, the Company amended the terms of a consulting agreement with SJMB, LLC, an affiliate of SJMB, L.P., and agreed to pay a consulting fee to SJMB, LLC for services rendered to the Company in connection with a possible sale of the Company, assets of the Company or one or more of the Company's operating subsidiaries. The fee is payable at the closing of a transaction. The fee is $400,000 plus 1.25% of the value of the enterprise sold between $70.0 million and $75.0 million plus 1.00% of the value of the enterprise sold over $75.0 million. In addition, the Company agreed to pay a consulting fee to SJMB, LLC for services rendered in connection with the GECC Credit Agreement in the amount of $200,000. This fee was paid at the closing of the Credit Agreement. The initial term of the consulting agreement with SJMB, LLC is for one year expiring September 11, 2002 and automatically continues for successive one-year terms thereafter unless either party gives written notice to the other prior to a termination date of its termination of the agreement.

7.       ISSUANCE OF COMMON STOCK

         The Company has outstanding at September 30, 2001 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 122,453,592 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $7.50. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on September 30, 2001, would represent 9.4% of the shares outstanding on a fully diluted basis.

8.       DISCONTINUED OPERATIONS

         In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $466,672, net of income taxes of $9,500. This business unit had an operating loss of $0 and $43,340 for the three months ended September 30, 2001 and 2000 and an operating loss of $87,607, net of income tax benefit of $1,800, and $68,752, net of income tax benefit of $0, for the nine months ended September 30, 2001 and 2000, respectively.

9.       EXTRAORDINARY ITEMS

         In the third quarter of 2001, the Company recognized an extraordinary loss of $1,124,978, net of income tax benefit of $26,000 on fees relating to the early extinguishment of the Coast debt and the St. James Collateral Compensation Agreement. The Company recorded an extraordinary gain of $171,503, net of income taxes of $3,500 as a result of a negotiated payment of the Bendover promissory notes and related obligations. During the first three quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

10.      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. Much of the activity increase from the exploration and production side of the industry during the latter half of 1999 was in the area of infield recovery of properties shut-in as a result of depressed commodity prices. These infield recovery efforts were those that would provide the least capital expenditure, least risk of capital and would result in a more rapid improvement of cash flow streams due to higher commodity pricing. The increases in 2000 and 2001 are more attributable to new well construction. Assuming commodity prices remain relatively stable, the Company believes it is positioned to experience a continued steady demand for its services due in large part to the broad base of services offered. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. The Company may engage in other material corporate transactions.

         In April, 2000, the Company retained Growth Capital Partners, L.P. ("GCP") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. In the last quarter of 2000 and the first quarter of 2001, the Company and GCP on the Company's behalf explored the possibilities of the Company entering into a business combination or other material transaction. While information was provided to prospective acquirers and discussions held, no agreements or agreements in principal were entered into as a consequence of those activities and the Company is not engaged in any negotiations at September 30, 2001 that may lead to its acquisition or other material transaction. The agreement with GCP was terminated in June, 2001. The Company believes that at that time in early 2001 its operating results had not shown sufficient improvement for a sufficient period of time to enable the Company to realize an acceptable price in such a transaction. Nevertheless, subject to the Company's operating results continuing at recent levels, the Company may again at a future date seek to pursue a transaction leading to a possible business combination involving the Company, acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth the Company's revenues from its two principal lines of business for the three and nine months ended September 30, 2001 and 2000 respectively. The Company has restated its operations for September 30, 2000 for the discontinued operations (see Note 8):



                                                    Three Months Ended                      Nine Months Ended
                                           -----------------------------------     --------------------------------
                                              9/30/01               9/30/00           9/30/01           9/30/00
                                              -------               -------           -------           -------
Wireline                                   $ 10,790,239          $   6,134,689     $ 31,867,881        $ 14,989,409
Directional Drilling                         10,624,106              6,515,607       28,517,360          14,810,050
                                             ----------              ---------       ----------          ----------
                                           $ 21,414,345          $  12,650,296      $60,385,241        $ 29,799,459

         The following is a discussion of the Company's continuing operations. Total revenues increased by approximately $8.8 million to approximately $21.4 million for the three months ended September 30, 2001 and increased approximately $30.6 million to $60.4 million for the nine months ended September 30, 2001 as compared to total revenues of approximately $12.7 million and $29.8 million, respectively, for the three and nine months ended September 30, 2000. Wireline services revenues increased by approximately $4.7 million for the three months ended September 30, 2001 and $16.7 million for the nine months ended September 30, 2001 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $4.1 million and $13.7 million for the three and nine months ended September 30, 2001, respectively, as a consequence of the general level of oil and natural gas well drilling activity which improved dramatically in the latter half of 2000 and continued through the first three quarters of 2001.

         Operating costs increased by approximately $4.3 million and $14.5 million for the three month and nine months ended September 30, 2001, respectively, as compared to the same periods of 2000. Operating costs were 61.7% and 60.7% of revenues for the three and nine months ended September 30, 2001 as compared with 70.5% and 74.5% of revenues in the same periods in 2000. The increase in operating costs was primarily the result of the higher overall level of activities in the three and nine months ended September 30, 2001 compared with 2000. The decrease in operating costs as a percentage of revenues was primarily because of increasing billing rates and equipment utilization. Salaries and benefits increased by $2.1 million and $7.0 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, while the total number of employees increased from 281 at September 30, 2000 to 352 at September 30, 2001. The increase in salaries and benefits is primarily due to the increase in the number of employees, which is reflective of the overall level of activities.

         Selling, general and administrative expenses increased by approximately $307,000 and $1.3 million in the three and nine months ended September 30, 2001, respectively. As a percentage of revenues, selling, general and administrative expenses decreased to 9.6% and 9.9% in the three and nine months ended September 30, 2001, respectively, from 13.8% and 15.6% in 2000, primarily as a result of increased revenue levels.

         Depreciation and amortization increased from approximately $1.3 million and $3.8 million in the three and nine months ended September 30, 2000, respectively, or 10.2% and 12.8% of revenues, to approximately $1.7 million and $4.8 million in 2001, respectively, or 8.0% and 7.9% of revenues, primarily because of the capital expenditures made in the second half of 2000 and the first three quarters of 2001.

         Interest expense and amortization of debt discount increased by approximately $392,000 and $858,000 for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. This was directly related to the increased amounts of indebtedness outstanding in 2001. See "Note 6 of Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         In the third quarter of 2001, the Company recognized an extraordinary loss of $1,124,978, net of income tax benefit of $26,000 as a result of the repayment of indebtedness owing to Coast Business Credit in September 2001 and the St. James Collateral Compensation Agreement. The Company recorded an extraordinary gain of $171,503, net of income taxes of $3,500 as a result of a negotiated payment of the Bendover promissory notes and related obligations. During the first three quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

         The Company's net income for the quarter ended September 30, 2001 was $2.0 million, compared with a net loss of approximately $669,000 for the quarter ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $7.7 million compared to a net loss of $3.4 million for the same period in 2000. The improvement in operating results for the quarter and nine months ended September 30, 2001 was the result of increased revenues and the increase in demand for the Company's services that commenced in the latter half of 2000. The Company's net loss in 2000 was primarily attributable to the reduced demand for the Company's services in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $12.2 million for the nine months ended September 30, 2001 as compared to cash used of $5.0 million for the same period in 2000. Investing activities used cash of $8.9 million during the nine months ended September 30, 2001 for the acquisition of property, plant and equipment and cash of approximately $527,000 was provided by the sale of property, plant and equipment. During the nine months ended September 30, 2000, investing activities used cash of approximately $2.3 million for the acquisition of property, plant and equipment and businesses, net of cash acquired. Financing activities used cash of approximately $18.7 million for principal payments on debt and capital lease obligations and approximately $2.0 million of costs related to debt issuances offset by the proceeds from bank and other borrowings of approximately $17.9 million and net payments on working capital revolving loan of approximately $746,000 during the nine months ended September 30, 2001. For the same period in 2000 financing activities provided cash flows of approximately $6.3 million.

         Cash at September 30, 2001 was $1.6 million as compared with cash at September 30, 2000 of approximately $933,000.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $21.8 million at September 30, 2001, owed to GECC, other indebtedness of approximately $500,000, and $24.6 million owed to St. James Capital Partners, L.P. and its affiliates, inclusive of the $1.6 million of notes purchased in September 2001 from noteholders who chose not to extend.

         See Note 1 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of the restructuring of the Company's outstanding indebtedness in September 2001.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the Company's financial position or results of operations.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and nine months ended September 30, 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's plans and objectives relating to its products and services, its future economic performance, its ability to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, the absence of international and other events having an impact on the maintenance of commodities prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, the ability of the Company to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, its ability to maintain compliance with the covenants of its GECC and various other loan documents and other agreements pursuant to which securities have or may be issued, the ability of the Company to continue to make borrowings under its revolving loan facility with GECC. Important risk factors could cause the Company's actual results to differ materially from those in the forward-looking statements. These risk factors include the inability of the Company to meet its objectives or the consequences on the Company from adverse developments in general economic conditions or international politics, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, declines in the demand for the Company's services, the failure of the Company to obtain when and as required amendments to its loan agreements and extensions of payments of principal and interest and any required waivers of breaches of covenants under loan agreements. These and other risk factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         On September 12, 2001, the Company paid to Bendover the sum of $1,101,870 in exchange for a release from Bendover of all claims and obligations including claims under the Company's promissory note dated December 20, 1999 in the principal amount of $1,182,890 plus interest and claims in the lawsuit instituted by Bendover in the District Court, Montgomery County, Texas on July 20, 2001 seeking to recover on the note. Concurrently, Alan Mann resigned as a director of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                     10.1     Form of Acknowledgement of Note Extension

        (b)          Reports on Form 8-K


                       (1) The Company filed a Current Report on Form 8-K for
                           September 14, 2001 in response to Items 5 and 7.
                       (2) The Company filed a Current Report on Form 8K for
                           September 19, 2001 in response to Item 7.

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

                                     BLACK WARRIOR WIRELINE CORP.
                                     ----------------------------
                                             (Registrant)


Date:  November 7,  2001             /S/  William L. Jenkins
                                     ------------------------------
                                           William L. Jenkins
                                     President and Chief Executive  Officer


                                              /S/  Ronald Whitter
                                     ------------------------------
                                              Ronald Whitter
                                     Principal Financial and Accounting Officer