Form 10-K
period 2001-12-31
BLACK WARRIOR WIRELINE CORP
filed 2002-06-18
CIK 839871

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

MARK ONE:

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001; or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________.

                           Commission File No. 0-18754

                          BLACK WARRIOR WIRELINE CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              11-2904094
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
Incorporation or organization)                               Identification No.)


100 Rosecrest, Columbus, Mississippi                                   39701
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. | | Yes |X| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates as of June 10, 2002:

              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $3,052,261

         (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Class: COMMON STOCK, PAR VALUE $.0005 PER SHARE
              Outstanding at March 25, 2001: 12,496,408 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
 No documents are incorporated by reference into this Annual Report on Form 10-K


--------------------------------------------------------------------------------

                                     PART I

         ITEM 1.  BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for December 31, 2000 and 1999 for the discontinued operations (see Note 19 to Notes to Financial Statements).

RECENT RECAPITALIZATION

         2001 Credit Agreement. On September 14, 2001, the Company entered into a Credit Agreement with General Electric Capital Corporation, as agent and lender, ("GECC") providing for the extension of revolving, term and capital expenditure ("capex") credit facilities to the Company aggregating up to $40.0 million (referred to herein as the "Credit Facility"). The Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, as defined, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance expenses. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004. Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. The proceeds of the initial borrowings were used primarily to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At December 31,

2001, borrowings under the Credit Facility aggregated $20.5 million of which $4.4 million was outstanding under the revolving loan, $16.1 million was outstanding under the term loan and $-0- was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

         The Credit Agreement is further described herein under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and St. James purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James Capital Partners, L.P., SJMB, L.P., and certain other of their affiliates which matured in March, 2001. St. James Capital Partners, L.P., SJMB, L.P. and certain of its affiliated entities and partners are hereafter collectively referred to as "St. James". The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company also extended the expiration date of 4.5 million warrants until December 31, 2004 in connection with the extension of the St. James promissory notes.

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $39.7 million (approximately 52.1% of revenues) in 2001, $21.6 million (approximately 48.5% of revenues) in 2000, and $17.7 million (approximately 63.2% of revenues) in 1999. At December 31, 2001, the Company owned 49 operational motor vehicle mounted wireline units, of which 37 are equipped with a state-of-the-art computer system, 4 are analog equipped and 8 are devoted exclusively to hoisting operations. In addition, as of December 31, 2001, the Company owned 14 operational cased-hole wireline units skid-mounted for offshore work, all of which are equipped with state of the art computers.

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

         Manufacturing. The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 2001, the Company manufactured for internal use 7 new wireline trucks and 5 new offshore wireline skids. The manufacturing facility also totally refurbished for internal use 6 wireline trucks and two offshore wireline skids.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $36.4 million (approximately 47.8% of revenues) in 2001, $22.9 million (approximately 51.3% of revenues) in 2000, and $10.3 million (approximately 36.8% of revenues) in 1999.

         Directional drilling is the intentional deviation of a well bore. The deviation is achieved by utilizing downhole motors and guidance equipment to move the well bore in a given direction and intersect a target formation at an angle up to horizontal.

         The Company also provides directional surveying services and directional surveying equipment to operators in the oil and gas industry. These services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and MWD (measurement while drilling). Management of the Company believes these services are state-of-the-art.

OTHER SERVICES

         The Company also engages in other oil and gas well service activities including, primarily, the sale, rental and service of tools and equipment used in the oil field services industry and conducts tool and equipment inspection, maintenance and testing services. These activities are not deemed by management to be material.

PRINCIPAL CUSTOMERS AND MARKETING

         There were no customers from which the Company earned in excess of 10% of its revenues during the years ended December 31, 2001 or 2000. During 1999, the Company earned revenues in excess of 10% for Collins and Ware, Inc. (a related party) and Burlington Resources.

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

         The Company maintains two policies totaling $2.0 million on the life of William L. Jenkins, its President and Chief Executive Officer, and maintains $1.0 million policies on the lives of each of Allen R. Neel, Executive Vice-President and Danny Ray Thornton, Vice President. See Item 10, "Directors and Executive Officers of the Registrant." The benefits under such policies are payable to the Company.

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oilfield services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. The decline in 1998 and early 1999 in demand for oil and natural gas well services resulted in intensified competition. While competition throughout 2000 and to the present time is intense, with the improved demand for oil and gas well services through the third quarter of 2001, the Company's ability to compete with other suppliers of services improved. Declines in oil and natural gas commodity prices in late 2001 and early 2002 have again intensified competition.

         Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although price competition remains a significant characteristic of the industry, the Company's ability to offer more technologically advanced services is believed by management to have reduced the extent of the Company's exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but also on its ability to offer advanced technology, experienced personnel, and a safe working environment.

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

EMPLOYEES

         As of March 25, 2002, the Company employed approximately 328 persons on a full-time basis. Of the Company's employees, 22 are management personnel, 16 are administrative personnel and 290 are operational personnel. The Company also uses the services of approximately 10 independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

INCORPORATION

         The Company was incorporated under the laws of the State of Delaware in 1987 under the name Teletek, Ltd. and in June 1989 changed its name to Black Warrior Wireline Corp. concurrently with merging with a predecessor of the Company incorporated under the laws of the State of Alabama. The Company and its predecessors have been engaged in providing wireline and other oil and gas well support services since 1984.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 1. Business - General," "- Principal Customers and Marketing," "--Operating Hazards and Insurance," "--Competition," and "--Regulation." "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General," "-Twelve-Month Periods Ended December 31, 2001 and 2000", "Twelve-Month Periods Ended December 31, 2000 and 1999", "- Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, predictions as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of violations that occur. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

         Substantial Outstanding Indebtedness; Recent Losses; Current Maturities of Indebtedness; Risks of Defaults. At December 31, 2001, the Company's total indebtedness, inclusive of accrued interest of $7.2 million, was approximately $52.9 million. The Company had outstanding at April 30, 2002 total indebtedness, inclusive of accrued interest of $8.1 million, of $55.0 million. The Company had net income (loss) for the years ended December 31, 2001, 2000, and 1999 of approximately $5.0 million, ($4.0 million) and ($8.0 million), respectively. Cash flows provided by (used in) operations were approximately $16.3 million, ($2.9 million) and ($517,000) for the years ended December 31 2001, 2000, and 1999, respectively. The Company is highly leveraged. The Company's level of indebtedness and the potential defaults thereunder, together with its history of losses for the year ended December 31, 2000 and prior years, covenant violations and events of default, pose substantial risks to the Company and the holders of its securities, including the possibility that the Company may not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness. Defaults in the repayment of this indebtedness, either at maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets.

         Restrictions On Operations Imposed by Lenders; Borrowings Secured by Substantially All the Company's Assets. The Company has outstanding at December 31, 2001 senior secured indebtedness aggregating approximately $20.5 million under its Credit Agreement with GECC . This indebtedness is collateralized by substantially all the Company's assets. The instruments governing the Company's indebtedness to GECC impose significant operating and financial restrictions on the Company. Financial covenants in the Credit Agreement that the Company is required to comply with include (a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003. Such restrictions, as well as various other affirmative and negative covenants in the Loan Agreement, affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Credit

Agreement places restrictions on the Company's ability to borrow money under the revolving credit provisions of the Credit Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations. If the Company were to default on its indebtedness owing to GECC and such indebtedness was accelerated, so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to GECC would constitute a default under other indebtedness of the Company, which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders. At December 31, 2001, before reflecting an amendment to the Credit Facility entered into in June 2002, the Company was in violation of financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility.

         Recent Fluctuations in Levels of Prices for Oil and Natural Gas; Possible Adverse Impact on the Company's Revenues. The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil and natural gas production company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and exploration and development costs, in turn, are influenced by numerous factors including, but not limited to, the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the Company's control.

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

         As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Increases in oil and natural gas prices subsequent to mid-1999 through 2000 resulted in an increase in demand for oil and natural gas well services. This impacted favorably the utilization of the Company's services and revenues through the third quarter of 2001. Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company's operations in the fourth quarter of 2001 and into the first half of 2002.. Recently, in the first quarter of 2002, prices began to show improvement. There can be no assurance that this improvement in prices will favorably impact the Company's operating results in 2002. There can be no assurance that there will be a continued improvement in oil and natural gas prices, that such improvement in prices as has occurred will enable the Company to operate profitably or that the Company will continue to experience an ongoing increase in the demand for and utilization of its services at the levels experienced during the first three quarters of 2001. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues.

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

         Substantial Dilution. The Company has outstanding as of April 30, 2002, common stock purchase warrants, options and convertible notes which, include accrued interest that is also convertible, are entitled to purchase or be converted into an aggregate of 125,130,820 shares of the Company's Common Stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on February 28, 2002, would represent 9.1% of the shares outstanding on a fully diluted basis. Of the Company's outstanding common stock purchase warrants, options and convertible notes, including interest, 125,065,821 shares of Common Stock are issuable at an exercise price of $0.75 per share.

         The Company's convertible notes outstanding in the principal amount of $24.6 million as of December 31, 2001, accrue interest at the rate of 15% per annum. Under the terms of the Company's Credit Facility, the Company is prohibited from paying interest currently on such indebtedness. During the year ended December 31, 2001, $3.4 million of interest accrued on such indebtedness which, at a conversion price of $0.75 of accrued interest for one share of the Company's Common Stock, is convertible into 4.5 million shares. During the year ending December 31, 2002, an additional $3.7 million of interest will accrue on such notes which at December 31, 2002 will be convertible into 4.9 million shares. Such notes are due and payable on December 31, 2004 and can be expected to accrue interest through such time which accrued interest will be convertible at the same conversion price into shares of the Company's Common Stock. As a consequence, the holders of the Company's shares outstanding will experience additional potential dilution.

         Under the terms of agreements entered into by the Company with the holders of outstanding convertible notes extending the maturity date of such notes, if the Company has not entered into a purchase or merger agreement on or before certain dates, the holders become entitled to receive five-year common stock purchase warrants exercisable at $0.75 per share. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue an additional approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue an additional approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. As a consequence, the holders of the Company's shares outstanding will experience additional potential dilution.

         Possible Scarcity of Trained Personnel. The operation of the wireline, directional drilling and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper operational results. The Company's operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment. In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment its operations could be adversely affected. The improvement in 2000 and 2001 in the market for oil and gas well services increased the demand for such personnel, with a resulting scarcity in certain market sectors. While the Company believes that its wage rates are competitive and that its relationship with its workforce is good, a significant increase in the wages paid by other employers could result in a reduction in the Company's workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, the Company's revenues could be impacted. There can be no assurance that the Company's operations and a continued improvement in its revenues may not be adversely affected by a scarcity of operating personnel.

         Dependence on Major Customers. Prior to 2001, a large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 2000, one customer (Burlington Resources) accounted for approximately

7.1% of the Company's revenues. During 1999, two customers each accounted for in excess of 10% of the Company's revenues. Collins & Ware, Inc., a company in which St. James had a significant ownership interest, accounted for 10.1% of revenues and Burlington Resources accounted for 10.9% of revenues. A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of February 28, 2002, St. James, held 5,017,481 shares of Common Stock, promissory notes of the Company, including accrued interest, convertible into 42,797,996 shares of Common Stock and warrants to purchase an additional 65,950,401 shares of Common Stock. Upon conversion of the principal and accrued interest of the notes and exercise of the warrants, St. James would hold an aggregate of 112,765,878 shares representing 82.4% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

         Intense Competition. The wireline and directional drilling industry is an intensely competitive and cyclical business. A number of large and small contractors provide competition in all areas of the Company's business. The wireline service trucks and other equipment used are mobile and can be moved from one region to another in response to increased demand. Many of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment.

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

         Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny R. Thornton, Vice-President, Wireline Services, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through December 31, 2005) and Thornton and Neel (through April 1, 2006), and has purchased "key-man" life insurance with respect to each of such persons.

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

ITEM 2.  PROPERTIES

         The Company leases 3,500 square feet of office space in Columbus, Mississippi for a five-year term expiring on December 31, 2006 for its executive offices. The monthly rental is $4,500, plus electric and gas utilities.

         The Company maintains District Offices at 23 locations throughout its service area and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $638,000. Of such facilities, three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company also maintains executive offices in its Conroe, Texas District Office. The Company believes that all of the facilities are adequate for its current requirements.


ITEM 3.  LEGAL PROCEEDINGS

                  The Company is a defendant in a number of legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:

                                                                       BID PRICES
                                                   ---------------------------------------------------
                              2000                           HIGH                      LOW
                --------------------------------------------------------------------------------------
                First Quarter                               $0.88                     $0.38
                Second Quarter                              $0.94                     $0.50
                Third Quarter                               $0.81                     $0.38
                Fourth Quarter                              $0.66                     $0.31

                                                                       BID PRICES
                                                   ---------------------------------------------------
                              2001                           HIGH                      LOW
                --------------------------------------------------------------------------------------
                First Quarter                               $0.60                     $0.31
                Second Quarter                              $1.25                     $0.56
                Third Quarter                               $0.65                     $0.44
                Fourth Quarter                              $0.55                     $0.31

                                                                       BID PRICES
                                                   ---------------------------------------------------
                              2002                           HIGH                     LOW
                --------------------------------------------------------------------------------------
                First Quarter                               $0.45                     $0.33
                Second Quarter (through June 10)            $0.55                     $0.05



         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On June 13, 2002, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.51.

         As of March 25, 2002, the Company had approximately 464 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends and is unable to do so under the terms of outstanding loan agreements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 15 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2001 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

EQUITY COMPENSATION PLAN INFORMATION


                                        (a)                     (b)                        (c)
Plan Category                  Number of securities       Weighted-average       Number of securities
                               to  be  issued upon        exercise  price        remaining available for
                               exercise of                of outstanding         future issuance under
                               outstanding                options,               equity compensation
                               options, warrants          warrants and           plans (excluding securities
                               and rights                 rights                 reflected  in column (a))
-------------------------------------------------------------------------------------------------------------
Equity   compensation   plans       18,800,000                 $0.75                    1,439,500
approved by security holders

Equity   compensation   plans              -0-                                                -0-
not   approved   by  security
holders

Total                               18,800,000                 $0.75                    1,439,500

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain financial information for each of the five years ended December 31, 2001 taken from the Company's audited consolidated financial statements:

                                                                  DECEMBER 31,
                          -----------------------------------------------------------------------------------------------
                                  2001                2000              1999               1998               1997
                                  ----                ----              ----               ----               ----
Revenues                      $76,106,920         $44,554,536        $28,037,403        $32,903,177       $15,444,705
Income (loss) from
 continuing operations        $11,585,905             $25,140        $(4,828,759)      $(19,272,228)       $1,025,731
Net income (loss) per
 common share - diluted             $0.40               $(.55)            $(1.81)            $(5.86)            $0.14
Total assets                  $50,480,875         $42,874,974        $36,331,984        $36,814,850       $26,085,983
Total Liabilities(1)          $61,128,274         $58,753,433        $54,478,858        $48,151,206       $20,488,710
Cash Dividends                      - 0 -               - 0 -              - 0 -              - 0 -             - 0 -

-----------------------

 (1) See Note 7 to Notes to Financial Statements for information relating to the Company's outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations experienced in the first three quarters of 2001 did not continue into the fourth quarter of 2001 and the first quarter of 2002. While oil and natural gas commodity prices have given evidence in March 2002 of improving, there can be no assurance that the Company will experience the strong revenues and income from operations in 2002 that were realized in the first three quarters of 2001. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues.

         The following table sets forth the Company's revenues from its two principal lines of business for each of the years ended December 31, 2001, 2000, and 1999 (in thousands). In July 2001, the Company sold its workover and completion line of business and therefore operating results for 2000 and 1999 have been restated for the discontinued operations (see Note 19 to Notes to Financial Statements).

                                                  2001           2000        1999
----------------------------------------------------------------------------------------------

Wireline Services                               $ 39,682       $ 21,637    $ 17,727

Directional Drilling                              36,425         22,918      10,310

                                         -----------------------------------------------------
                                                $ 76,107       $ 44,555    $ 28,037

                                         =====================================================

         As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Increases in oil and natural gas prices subsequent to mid-1999 through 2000 resulted in an increase in demand for oil and natural gas well services. This impacted favorably the utilization of the Company's services and revenues through the third quarter of 2001. Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company's operations in the fourth quarter of 2001 and into the first half of 2002.. Recently, in the first quarter of 2002, prices began to show improvement. There can be no assurance that this improvement in prices will favorably impact the Company's operating results in 2002. There can be no assurance that there will be a continued improvement in oil and natural gas prices, that such improvement in prices as has occurred will enable the Company to operate profitably or that the Company will continue to experience an ongoing increase in the demand for and utilization of its services at the levels experienced during the first three quarters of 2001. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the risk factors described thereunder.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 1, 2002, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. In November 2001, the Company retained Simmons & Company International as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. The Company is not engaged in any negotiations at June 1, 2002 that its management believes may lead to its acquisition or other material transaction. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

         Revenues increased by approximately $31.6 million or 70.8% to $76.1 million for the year ended December 31, 2001 as compared to revenues of $44.6 million for the year ended December 31, 2000. Wireline services revenues increased by approximately $18.0 million in 2001 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $13.5 million mainly as a result of the upturn in market conditions for most of 2001.

         Operating costs increased by $16.6 million for the year ended December 31, 2001, as compared to 2000. This increase was due primarily to the increase in corresponding revenues of the Company as compared to 2000. Salaries and benefits increased by $7.9 million for 2001 as compared to 2000. This was due primarily to the Company's increased employee base as well as the level of activity. Operating costs as a percentage of revenues decreased to 64.3% in 2001 from 72.5% in 2000 primarily because of the increased utilization of the Company's assets as well as increases in pricing of the Company's services.

         Selling, general and administrative expenses increased by approximately $2.0 million from $6.9 million in 2000 to $8.9 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 15.4% in 2000 to 11.7% in 2001, primarily as a result of the revenue level generated in 2001.

         Depreciation and amortization increased from $5.4 million in 2000, to $6.6 million in 2001, primarily because of the higher asset base of depreciable properties in 2001 over 2000 due to the Company's capital expenditures of $11.2 million in 2001.

         Interest expense and amortization of debt discount increased by approximately $900,000 million for 2001 as compared to 2000. This was directly related to the increased amounts of indebtedness and increased interest rates on a portion of the Company's debt outstanding in 2001.

         In 2001, the Company recognized an extraordinary loss of $1,322,481, net of income taxes of $0, as a result of the repayment of indebtedness owing to Coast Business Credit in September 2001 and the St. James Collateral Compensation Agreement. The Company recorded an extraordinary gain of $175,003, net of income taxes of $0, as a result of a negotiated payment of the Bendover promissory notes and related obligations. During 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

         Net gain or loss on sale of fixed assets increased in 2001 to a net gain of $34,000 from a $10,000 net gain in 2000. Other income decreased by approximately $1,000 in 2001.

         The provision for income taxes was $0 in 2001 and 2000. The provision is $0 due to the fact that a full valuation allowance has been recorded against the net deferred tax assets generated in the years ended prior to December 31, 2001.

         The Company's net income for 2001 was $5.1 million, compared with a net loss of $4.2 million in 2000. The Company's loss in 2000 was primarily attributable to the reduced demand for the Company's services in the first half of 2000. The improvement in operating results was the result of increased revenues and the increase in demand for the Company's services in the latter half of 2000 and for the first three quarters of 2001.

TWELVE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

         Revenues increased by approximately $16.5 million or 58.9% to $44.6 million for the year ended December 31, 2000 as compared to revenues of $28.0 million for the year ended December 31, 1999. Wireline services revenues increased by approximately $3.9 million in 2000 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $12.6 million as a consequence of the general level of oil and natural gas well drilling activity which improved dramatically in the latter half of 2000.

         Operating costs increased by $10.4 million for the year ended December 31, 2000, as compared to 1999. This increase was due primarily to the increase in corresponding revenues of the Company as compared to 1999. Salaries and benefits increased by $4.1 million for 2000 as compared to 1999. This was due primarily to the Company's increased employee base as well as the level of activity. Operating costs as a percentage of revenues decreased to 72.5% in 2000 from 78.1% in 1999 primarily because of the increased utilization of the Company's assets.

         Selling, general and administrative expenses increased by approximately $841,000 from $6.0 million in 1999 to $6.9 million in 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 21.5% in 1999 to 15.4% in 2000, primarily as a result of the revenue level generated in 2000 and the cost reduction program implemented in 1998.

         Depreciation and amortization increased from $4.9 million in 1999, to $5.4 million in 2000, primarily because of the higher asset base of depreciable properties in 2000 over 1999 due to the Company's capital expenditures of $5.7 million in 2000.

         Interest expense and amortization of debt discount increased by $1.6 million for 2000 as compared to 1999. This was directly related to the increased amounts of indebtedness and increased interest rates on a portion of the Company's debt outstanding in 2000.

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

         During the first two quarters of 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,576. Accordingly, the Company has recognized an extraordinary gain on extinguishments of debt of $968,576, net of income taxes of $0.

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

         The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively. There can be no assurance that such a charge to operations may not occur again in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was $16.3 million for the year ended December 31, 2001 as compared to cash used in operating activities of $2.9 million for the year ended December 31, 2000. Investing activities of the Company used cash of approximately $11.2 million during the year ended December 31, 2001 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of fixed assets of $108,633, and proceeds from the sale of discontinued operations of $525,000. During the year ended December 31, 2000, acquisitions of property, plant and equipment used cash of $3.6 million offset by proceeds of $15,000 from the sale of fixed assets. Financing activities provided cash of $18.2 million from the net proceeds from the issuance of convertible notes and warrants and other borrowings during the year ended December 31, 2001 offset by principal payments on long-term notes and capital lease obligations and loan origination costs of $20.5 million. During the year ended December 31, 2000, the sale of convertible notes and warrants and other borrowings resulted in proceeds of $31.1 million offset by principal payments on long-term debt and capital lease obligations and loan origination costs of $25.7 million.

         During the year ended December 31, 2001, the Company expended $1.2 million for the acquisition of property, plant and equipment financed under capital leases and notes payable. During the year ended December 31, 2000, the Company expended $2.1 million for the acquisition of property, plant and equipment financed under capital leases and notes payable.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $20.5 million at December 31, 2001, other indebtedness of approximately $841,000, and $24.6 million owing to St. James.

         GECC Credit Facility. On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002 and June 2002. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days' overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, commencing March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At December 31, 2001, borrowings outstanding under the Credit Facility aggregated $20.5 million, of which $4.4 million was outstanding under the revolving loan, $16.1 million was outstanding under the term loan and $-0- was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring before September 14, 2002, 2% of the prepayment or reduction occurring thereafter but before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal and the creditor can require the Company to obtain up to two appraisals per year.

         Initial borrowings under the Credit Facility were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers' certificates, an opinion of counsel, repayment of the Coast senior secured loan, the extension of the maturity date of $24.6 million principal amount of the Company's outstanding subordinated notes to December 31, 2004 with no payments of principal or interest to be made prior to that date, and the completion of due diligence. Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Credit Facility, and the borrowings not exceeding the applicable borrowing availability under the Credit Facility, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

         Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as now conducted, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws and provide a mortgage or deed of trust to the lenders granting a first lien on the Company's real estate upon the request of the lenders, provide certificates of title on newly acquired equipment with the lender's lien noted.

         Negative covenants the Company may not violate include, among others,
(i) forming or acquiring a subsidiary, merging with, acquiring all or substantially all the assets or stock of another person, (ii) making an investment in or loan to another person, (iii) incurring any indebtedness other than permitted indebtedness, (iv) entering into any transaction with an affiliate except on fair and reasonable terms no less favorable than would be obtained from a non-affiliated person, (v) making loans to employees in amounts exceeding $50,000 to any employee and a maximum of $250,000 in the aggregate, (vi) making any change in its business objectives or operations that would adversely affect repayment of the loans or in its capital structure, including the issuance of any stock, warrants or convertible securities other than (A) on exercise of outstanding securities or rights, (B) the grant of stock in exchange for extensions of subordinated debt, (C) options granted under an existing or future incentive option plan, or (D) in its charter or by-laws that would adversely affect the ability of the Company to repay the indebtedness, (vii) creating or permitting to exist any liens on its properties or assets, with the exception of those granted to the lenders or in existence on the date of making the loan, (viii) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business and equipment or fixtures with a value not exceeding $100,000 per transaction and $250,000 per year, (ix) failing to comply with the various financial covenants in the loan agreement, (x) making any restricted payment, including payment of dividends, stock or warrant redemptions, repaying subordinated debt, rescission of the sale of outstanding stock, (xi) making any payments to stockholders of the Company other than compensation to employees and payments of management fees to any stockholder or affiliate of the Company, or
(xii) amending or changing the terms of the Company's subordinated debt.

         The financial covenants the Company is required to comply with include
(a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003.

         Events of default under the Credit Facility include (a) the failure to pay when due principal or interest or fees owing under the Credit Facility, (b) the failure to perform the covenants under the Credit Facility relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of required consents of holders of outstanding subordinated notes, maintenance of compliance with the financial covenants in the loan agreement and compliance with any of the loan agreement's negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly unaudited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Credit Facility, declare all indebtedness outstanding under the Credit Facility due and payable, and exercise any of their rights under the Credit Facility which includes the ability to foreclose on the Company's assets.

         Before reflecting the June 2002 amendments to the Credit Facility, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entereing into the amendment.

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001,. and the First and Second Amendments thereto, filed as exhibits hereto, for a complete statement of the terms and conditions.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and St. James purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

         All of the debt and interest owed to St. James and its affiliates is subordinated to the Company's Credit Facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid. Consequently, all of the related party debt and accrued interest has been classified on the Company's balance sheet as non-current at December 31, 2001.

         Substantially all of the Company's assets are pledged as collateral for the GECC debts described above.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's financial position or results of operations.

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

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 2001.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company carries its inventory at historical cost less an allowance based on motor hour usage. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, any impairment is measured based on a projected net cash flows expected to result from that asset, including eventual disposition.

         Property and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight line basis over lives ranging from two to ten years. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If impairment was indicated by this analysis, measurement of the loss would be based on the fair market value of the businesses acquired calculated by discounting projected future cash flows. The projections would be over a five year period using a discount rate and terminal value multiple commensurate with current oil and gas service companies.

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

         Under the Credit Facility with GECC the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at December 31, 2001 remained unchanged throughout 2002, if a 100 basis point increase in interest rates under the Loan Agreement prevailed throughout the year, it would increase the Company's 2002 interest expense by approximately $205,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:


         Report of Independent Accountants for the Years Ended
         December 31, 2001, 2000, and 1999 ......................... F-1

         Balance Sheets as of
         December 31, 2001, and 2000  .............................. F-2

         Statements of Operations for the Years Ended
         December 31, 2001, 2000 and 1999 .......................... F-3

         Statements of Stockholders (Deficit) for the
         Years Ended December 31, 2001, 2000, and 1999 ............. F-4

         Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000, and 1999  ........................ F-5

         Notes to  Financial Statements............................. F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 2001, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information concerning the current Directors and executive officers of the Company:


                            NAME                       AGE                        POSITION
             ----------------------------------------------------------------------------------------------

                     William L. Jenkins                48            President, Chief Executive Officer
                                                                                and Director

                       Allen R. Neel                   44          Executive Vice-President and Secretary

                     Danny R. Thornton                 51                Vice-President/Operations

                      John L. Thompson                 42                         Director

                   Charles E. Underbrink               47                         Director

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

         Allen R. Neel, is the Executive Vice-President and Secretary of the Company and has been employed by the Company since August 1990. He currently oversees the Company's directional drilling operations, as well as administration and legal matters. In 1981, Mr. Neel received his BS Degree in Petroleum Engineering from the University of Alabama. From 1981 to 1987, Mr. Neel worked in engineering and sales for Halliburton Services. From 1987 to 1989, he worked as a District Manager for Graves Well Drilling Co. When the Company acquired the assets of Graves in 1990, Mr. Neel assumed a position with the Company.

         Danny R. Thornton is a Vice-President of the Company and has been employed by the Company since March 1989. From 1982 to March 1989, Mr. Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company's operational predecessor. Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978. His principal duties with the Company include supervising and consulting on wireline. Mr. Thornton is Mr. Jenkins' brother-in-law.

         John L. Thompson has been, since 1995, employed as a Director and President of St. James Capital Corp. and SJMB, L.L.C., Houston-based merchant banking firms. Mr. Thompson has, since March 1, 2001, also served as the Chief Executive Officer of St. James Capital Corp. and SJMB, L.L.C. St. James Capital Corp. serves as the general partner of St. James Capital Partners, L.P. and SJMB, L.L.C. serves as the general partner of SJMB, L.P., investment limited partnerships specializing in merchant banking related investments. Prior to co-founding St. James Capital Corp. and SJMB, L.L.C., Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues. Mr. Thompson was elected to the Company's Board of Directors in June 1997 pursuant to the terms of agreements between the Company and St. James Capital Partners, L.P. See Item
13. Certain Relationships and Related Transactions for a description of the transactions.

         Charles E. Underbrink was elected a Director on April 1, 1998. For more than the past five years, he has been employed as the Chairman of St. James Capital Corp. and SJMB, L.L.C., Houston based merchant banking firms. From the inception of St. James Capital Corp. and SJMB, L.L.C. until March 1, 2001 he also served as the Chief Executive officer of each. Mr. Underbrink is also a Director of Somerset House Publishing, HUB, Inc. and Imperial Credit Industries, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than ten percent (10%) of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the best of the Company's knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements during the Company's most recent fiscal year, except that Allen Neel was 395 days late in reporting the grant in January 2001 of an option to purchase shares of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 2001 for all services rendered to the Company in each of the years 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                              ANNUAL COMPENSATION                        COMPENSATION
                               -------------------------------------------------- --------------------------
                                                                      OTHER       SECURITIES    LONG-TERM      ALL OTHER
          NAME AND                                                    ANNUAL      UNDERLYING    INCENTIVE     COMPENSATION
     PRINCIPAL POSITION         YEAR       SALARY       BONUS      COMPENSATION     OPTIONS      PAYOUTS
---------------------------------------------------------------------------------------------------------------------------
William L. Jenkins              2001        $225,000   $123,376                                                   $1,216(1)
   President                    2000        $195,650    $77,726                                                   $1,216(1)
                                1999         $87,548    $48,376                                                   $1,216(1)

Allen R. Neel                   2001        $139,000                                                              $9,000(2)
  Executive Vice President      2000        $119,000                                                              $8,400(2)
                                1999         $85,000                                                              $8,400(2)

Danny R. Thornton               2001        $100,208   $ 41,025                                                   $3,500(2)
   Vice President               2000         $79,500     $6,576                                                   $7,000(2)
                                1999         $77,813    $19,693

---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)      Automobile allowance paid to Messrs. Neel and Thornton.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2001.
---------------------------------------------

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 2001.

                                                    % OF TOTAL OPTIONS/
                             NUMBER OF SECURITIES     SARS GRANTED TO                                        MARKET
                               UNDERLYING SARS/        EMPLOYEES IN       EXERCISE OR                       PRICE ON
           NAME              OPTIONS GRANTED (#)        FISCAL YEAR       BASE PRICE    EXPIRATION DATE     DATE OF
                                                                           ($/SHARE)                         GRANT
-----------------------------------------------------------------------------------------------------------------------
William L. Jenkins                4,000,000               23.9%              $0.75         Feb, 2010         $0.37
Allen R. Neel                     1,050,000                6.3%              $0.75         Feb, 2010         $0.37
Danny R. Thornton                 1,250,000                7.5%              $0.75         Feb, 2010         $0.37

--------------------------

         On February 9, 2001, the Company's stockholders approved the adoption of the Company's 2000 Stock Incentive Plan pursuant to which 17,500,000 shares are reserved for the grant of options. At December 31, 2001, 16,686,000 options have been granted to 159 employees under the 2000 Stock Incentive Plan. Also on February 9, 2001, the Company's stockholders approved an amendment to the 1997 Omnibus Incentive Plan increasing the number of shares reserved for the grant of options to 1,000,000 and an amendment to the 1997 Non-Employee Stock Option Plan increasing the number of shares reserved for the grant of options to 300,000. As of December 31, 2001 and 2000, options to purchase 300,000 shares and 300,000 shares, respectively, remain available to be granted.

STOCK OPTION EXERCISES AND HOLDINGS AT DECEMBER 31, 2001.
--------------------------------------------------------

         The following table provides information with respect to the above named executive officers regarding Company options exercised during the year ended December 31, 2001 and options held at December 31, 2001 (such officers did not exercise any options during the most recent fiscal year).

                                                     NUMBER OF UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                                                           AT DECEMBER 31,                IN-THE-MONEY OPTIONS
                                                               2001                     AT DECEMBER 31, 2001 (1)

         NAME              SHARES        VALUE       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                          ACQUIRED      REALIZED
                         ON EXERCISE
------------------------ ------------ ------------- -------------- ----------------- -------------- -----------------
William L. Jenkins           -0-           -0-         4,000,000         -0-              -0-             -0-
Allen R. Neel                -0-           -0-         1,050,000         -0-              -0-             -0-
Danny R. Thornton            -0-           -0-         1,250,000         -0-              -0-             -0-

----------------------------
(1)      Based on the closing sales price on December 31, 2001 of $0.40.

OTHER PLANS

         The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.

EMPLOYMENT AGREEMENTS

         Mr. Jenkins serves as the Company's President, Chief Executive Officer and a Director pursuant to an employment agreement, as amended effective January 1, 2002, expiring on December 31, 2005. Under the agreement, Mr. Jenkins receives a base salary of not less than $350,000 per year. If the Company achieves, during any calendar quarter beginning January 1, 2002, a ratio of EBITDA to sales of 20% or more, Mr. Jenkins will be paid a bonus for the quarter of 1% of the Company's EBITDA during the quarter. As an incentive to retain Mr. Jenkins' services, the Company agreed to loan Mr. Jenkins the sum of $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest, on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. In the event of a Change of Control, as defined, the Company agrees that the employment agreement will terminate and Mr. Jenkins will be paid a sum equal to three times the compensation paid to Mr. Jenkins during the twelve months preceding the Change of Control. A Change of Control is defined in the agreement as any person or group of persons acquiring 20% or more of the outstanding shares of voting capital stock of the Company, the sale of more than 25% of the assets of the Company in a single or series of related transactions, a merger of the Company with any other person or firm, a change, during any period of twelve consecutive calendar months, in the individuals who were Directors at the beginning of such period (including Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) and such persons cease for any reason other than death or disability to constitute a majority of the Directors then in office, or St. James Capital Corp. ceases to be the general partner, managing partner or otherwise ceases to control St. James Capital Partners, L.P. or SJ MB, L.P. The Company also agreed to issue to Mr. Jenkins a five-year common stock purchase warrant to purchase 2.5 million shares of stock exercisable at $0.75 per share. In the event of Mr. Jenkins' death, subject to any restrictions contained in the Company's agreement with GECC, the Company agreed to repurchase the shares and options held by Mr. Jenkins at the fair market value of the shares, as to shares repurchased, and the difference between the fair market value and the option exercise price, as to options repurchased. Under the agreement, the fair market value is the average of the mid-point between the bid and asked prices for the Company's common stock for the twenty trading days preceding death. The Company also confirmed the prior agreement to pay to Mr. Jenkins in the event of a sale of the Company, a sum equal to 1% of the gross sale proceeds or gross value of any stock received, subject to a maximum payment of $500,000. The amended employment agreement further provides that while in the employ of the Company and thereafter Mr. Jenkins will not divulge or use any confidential information of the Company and during the term of his employment will not engage in activities in competition with the Company.

         The Company has entered into five-year employment agreements terminating on April 1, 2006 with each of Allen R. Neel, Executive Vice-President and Danny R. Thornton, Vice-President, Operations, of the Company. Mr. Neel is to receive base compensation of $139,000 per year. Mr. Thornton receives base compensation of $115,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter.

DIRECTORS' COMPENSATION

         Non-employee Directors of the Company are authorized to receive compensation in the amount of $5,000 each quarter commencing January 1, 2001. In addition, the Company's Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

         Under the Company's Stock Incentive Plan, on the date of each annual meeting of stockholders held after January 1, 2000, each individual who is to continue to serve as a non-employee Board member is automatically granted a Non-Statutory Option to purchase 5,000 shares of the Company's Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 25, 2002 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of March 25, 2002, the Company had 12,496,408 shares of Common Stock outstanding.

                                                                                        PERCENTAGE OF
                                                              NUMBER OF SHARES           OUTSTANDING
                       NAME AND ADDRESS (1)(2)                     OWNED                  SHARES(3)
              ------------------------------------------- ------------------------- -----------------------
              William L. Jenkins                                   4,210,000 (4)            25.2%

              Danny R. Thornton                                    1,250,666 (5)             9.1%

              Allen R. Neel                                        1,438,259 (5)            10.3%

              Charles E. Underbrink                               74,010,270 (6)            90.8%
              c/o St. James Capital Partners, L.P.
              4295 San Felipe
              Suite 200
              Houston, TX  77027


              John L. Thompson
              c/o St. James Capital Partners, L.P.                74,010,270 (6)            90.3%
              4295 San Felipe - Suite 200
              Houston, TX  77027

              St. James Capital  Partners,  L.P.,  SJMB,          67,769,765 (8)            90.1%
              L.P.,  and affiliates
              4295 San Felipe - Suite 200
              Houston, Texas  77027

              All Directors and Officers as a Group
                 (5 persons)                                      88,031,764                91.9%


(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 3748 Highway #45 North, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 12,496,408 shares outstanding as of March 25, 2002, except as otherwise noted.
(4)      Includes 4,000,000 shares issuable on exercise of options.
(5)      Includes 1,050,000 shares issuable on exercise of an option.
(6) Includes an aggregate of 67,769,765 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 25, 2002 deemed held beneficially by Messrs. Underbrink and Thompson because of their relationships with SJCP and SJMB. Also includes 4,932,311 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 25, 2002 held directly by Mr. Underbrink and 1,308,194 shares issuable on conversion of notes and accrued interest through March 25, 2002 held jointly by Messrs. Underbrink and Thompson.
(7) Includes an aggregate of 67,769,765 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 25, 2002 deemed held beneficially by Messrs. Underbrink and Thompson because of their relationships with SJCP and SJMB. Also includes 615,000 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 25, 2002 held directly by Mr. Thompson and 1,308,194 shares issuable on conversion of notes and accrued interest through March 25, 2002 held jointly by Messrs. Underbrink and Thompson.
(8) Includes shares issuable to St. James Capital Partners, LP and St. James Merchant Bankers L.P. and their affiliates on conversion of notes and accrued interest through March 25, 2002 and exercise of warrants. See "Item 13. Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing in June 1997 through February, 2000, the Company entered into a series of transactions with St. James, whereby the Company sold to St. James on the following dates for an aggregate purchase price of $24.2 million, the following securities:

                    DATE                                     SECURITY                       PRINCIPAL AMOUNT
--------------------------------------------    --------------------------------            -----------------

June 6, 1997                                    15% Convertible Promissory Note             $2.0 million  (1)
October 9, 1997                                 15% Convertible Promissory Note             $2.9 million (2)
January 23, 1998                                15% Convertible Promissory Note             $10.0 million (3)
October 30, 1998                                15% Convertible Promissory Note              $2.0 million (4)
February 18, 1999                               15% Convertible Promissory  Note            $2.5 million (5)
December 17, 1999                               15% Convertible Promissory Note             $3.5 million (6)
February 14, 2000                               15% Convertible Promissory  Note            $3.5 million (7)


               DATE                        NUMBER OF WARRANTS (8)(9)                   EXPIRATION DATE(10)
---------------------------------------    -------------------------                   -------------------
June 6, 1997                                       2,442,000                            December 31, 2004

October 9, 1997                                    4,478,277                            December 31, 2004

January 23,1998                                   18,000,000                            December 31, 2004

October 30, 1998                                   4,000,000                            December 31, 2004

February 18, 1999                                  4,150,000                            December 31, 2004

December 17, 1999                                 14,350,000                            December 31, 2004

February 14, 2000                                 14,350,000                            December 31, 2004

---------------------------

(1) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,667 shares of Common Stock.
(2) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,866,667 shares of Common Stock.
---------------------------

(3) Convertible at an exercise price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 13,333,333 shares of Common Stock. On December 14, 2000 $1,750,000 of this note was converted into 2,333,333 shares of Common Stock, leaving a remaining principal balance of $8,250,000 convertible into an aggregate of 11,000,000 shares of Common Stock.
(4) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 2,666,666 shares of Common Stock.
(5) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, into an aggregate of 3,333,333 shares of Common Stock.
(6) Convertible at a current conversion price of $0.75 per share, subject to anti-dilution adjustments, into an aggregate of 4,666,667 Shares of Common Stock.
(7) Convertible at a current conversion price of $0.75 per share, subject to anti-dilution adjustments, into an aggregate of 4,666,667 shares of Common Stock. On September 14, 2001 $83,118 of this principal balance was repaid, leaving a remaining principal balance of $3,416,882 convertible into an aggregate of 4,555,843 shares of Common Stock.
(8) Each warrant represents the right to purchase one share of Common Stock at $0.75 per share, subject to anti-dilution adjustments.
(9)      As adjusted and subject to further anti-dilution adjustment.
(10) In March 2002, in connection with the extension of the maturity date of $17.7 million indebtedness, the Company agreed to extend the expiration date of all these warrants to December 31, 2004.

         Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such transactions contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated to borrowings by the Company from GECC in the maximum aggregate amount of $40.0 million. The notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the tables above. The conversion price of the Notes and the exercise price of the Warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion or exercise price then in effect in which event the conversion price and exercise price are reduced to the lower price at which such shares were issued. As a consequence of several transactions involving the Company and St. James, the conversion and exercise prices have been reduced pursuant to the anti-dilution adjustments to $0.75 per share. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James would be nominated for election to the Company's Board of Directors. Mr. John L. Thompson, currently a Director of the Company, serves in this capacity. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and GE Capital, St. James could seek to foreclose against the collateral for the notes.

         On December 14, 2000, St. James converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company's Common Stock at a conversion price of $0.75 per share.

         In February, 2000, Hub, Inc., a corporation of which Mr. Underbrink is a Director, purchased for $500,000 an $800,000 note of the Company payable to Fleet Capital Corporation, the Company's previous senior secured lender. Hub, Inc. agreed to accept $500,000 from the Company in payment of the note. Hub, Inc. was paid $500,000 in February, 2000.

         In February 2001, the Company issued to Mr. Underbrink and St. James five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to the Company by Mr. Underbrink and St. James in connection with the Company's borrowings from Coast Business Credit in 2000. The holders of the warrants have the right to include the shares issuable on exercise included in any registration statement filed by the Company under the Securities Act of 1933, as amended, subject to certain limitations.

         On June 17, 1999, the Company sold for $200,000 approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity partially owned by John L. Thompson, a member of the Company's Board of Director's. As of December 31, 2000, the Company has collected $100,000 of the sale price. The remaining $100,000 is represented by an unsecured promissory note executed by Mr. Thompson dated March 1, 2002 in the principal amount of $100,000 bearing interest at the rate of 6% per annum from the inception of sale of the accounts receivable with $50,000, plus one-half of the interest then accrued, due on December 31, 2002 and the balance of principal and interest due on June 30, 2003.

         In connection with the GE Capital refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The remainder of the outstanding principal notes was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share to such holders if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.2 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

         In connection with the extension of the maturity date of $6.9 million and $17.7 million of indebtedness described above, the Company agreed to extend the expiration date of warrants to purchase an aggregate of 33,070,277 shares of the Company's common stock to December 31, 2004.

         The Company has agreed to pay to SJMB, L.P. a fee of approximately $274,000 in consideration of SJMB, L.P. providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB, L.P. of the Company's borrowing from Coast. In addition, SJMB, L.L.C. received a fee in September, 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company's borrowing from GE Capital. Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either of SJMB, L.P. or SJMB, L.L.C. unless the Company's quarterly report on Form 10-Q reflects that the Company had EBITDA of at least $7.0 million for the quarter ended September 30, 2001 and the amount of such payment is limited to no more than $150,000. The EBITDA sum was not met and the $274,000 balance due SJMB, L.P. is deferred.

         On November 20, 2000, the Company entered into an equipment lease with Big Foot Rental Tool Service, L.L.C., a Louisiana limited liability company of which Mr. Neel is an approximately 20% owner. The Company leased for a term of twenty-four months oil and gas well service equipment with an original cost of approximately $539,000 for a monthly rental of approximately $24,200 over the term of the lease. At the expiration of the lease, the Company had the option to purchase the equipment for approximately $54,000. The Company entered into the lease with Big Foot Rental Tool Service, L.L.C. to provide needed well service equipment at times when other sources of financing to acquire the equipment was unavailable. The rental agreement was terminated in September 2001 and the Company purchased the equipment for $393,000.

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

           3.3 By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18, effective date December 6, 1988).

           10.1 Employment Agreement, dated January 1, 2002, between William L. Jenkins and the Company. (Filed as Exhibit
                           10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

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

           10.33 Registration Rights Agreement dated February 9, 2001 between the Company and Charles E. Underbrink.

           10.34 Agreement for Purchase and Sale dated February 9, 2001 between the Company and St. James Capital Partners, L.P.

           10.35 Warrant dated February 9, 2001 to purchase 400,000 shares of Common Stock issued to St. James Capital Partners, L.P.

           10.36 Registration Rights Agreement dated February 9, 2001 between the Company and St. James Capital Partners, L.P.

           10.37.1 Credit Agreement dated as of September 14, 2001 among the Company and General Electric Capital Corporation, as agent and lender. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.2 Revolving Note in the principal amount of $15.0 million dated September 14, 2001. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.3 Term Note in the principal amount of $17.0 million dated September 14, 2001. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.4 Form of Capex Note. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.5 Security Agreement dated September 14, 2001 between the Company and General Electric Capital Corporation. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.6 Annex A to Credit Agreement - Definitions. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.7.1 Annex F to Credit Agreement - Financial Covenants. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.8 First Amendment to Credit Agreement entered into as of January 26, 2002.

           10.37.9 Second Amendment to Credit Agreement entered into as of June 10, 2002.

           10.38 Amended and Restated Employment Agreement effective as of January 1, 2002 with William L. Jenkins.

           10.39           Promissory Note dated March 1, 2002 made by John L.
                           Thompson.

           21              Subsidiaries. The Company has no subsidiaries.

           23              Consent of PricewaterhouseCoopers, LLP

------------------------

          (b)      Reports on Form 8-K.

          During the quarter ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

                Date of Report                     Item Numbers
                --------------                     ------------
                September 14, 2001                    5 and 7
                September 19, 2001                       7

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: March 25, 2002


                                           BLACK WARRIOR WIRELINE CORP.


                                  By:      /s/ William L. Jenkins
                                           ------------------------------------
                                           William L. Jenkins, President


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



Signature                                            Capacity                                    Date
---------                                            --------                                    ----


/s/ William L. Jenkins                      President,  CEO and Director                         March ___, 2002
------------------------------                (Principal Executive Officer)
William L. Jenkins


/s/ Ron E. Whitter                          Vice President - Finance                             March ___, 2002
------------------------------                (Principal Financial and Accounting Officer)
Ron E. Whitter


/s/ John L. Thompson                        Director                                             March ___, 2002
------------------------------
John L. Thompson


/s/ Charles E. Underbrink                   Director                                             March ___, 2002
------------------------------
Charles E. Underbrink




REPORTS\2002\Form10-K,12-31-2001 FINAL DRAFT 6-14-02

BLACK WARRIOR WIRELINE CORP.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 2001,
  2000 AND 1999

REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
  Black Warrior Wireline Corp.
  Columbus, Mississippi

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2, the Company is highly leveraged, has experienced liquidity constraints and has accumulated a significant deficit. As more fully described in Note 7, the Company entered into a new senior credit facility on September 14, 2001. The Company was in default due to violations of the covenants under this facility as well as those under related party notes payable at December 31, 2001. The senior credit facility was amended on June 10, 2002 and the Company has obtained waivers of covenant violations in connection therewith. The Company's plans for providing liquidity during 2002 are set forth in Note 2.




June 10, 2002

BLACK WARRIOR WIRELINE CORP.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                        2001                2000
                                                                                     ------------       -------------
Current assets:
 Cash and cash equivalents                                                           $  2,819,236        $  1,373,699
 Short-term investments                                                                        --              50,000
 Accounts receivable, less allowance of $958,573 and $418,252, respectively            13,356,718          11,432,218
 Prepaid expenses                                                                          98,552             472,791
 Other receivables                                                                        450,808              45,127
 Other current assets                                                                     641,177             728,247
                                                                                     ------------        ------------

      Total current assets                                                             17,366,491          14,102,082
Land and building, held for sale                                                          156,250             250,000
Inventories                                                                             4,279,133           4,693,906
Property, plant and equipment, less accumulated depreciation                           24,634,846          19,873,844
Other assets                                                                            1,083,713             837,040
Goodwill, less accumulated amortization of $690,438 and $532,777, respectively          2,960,442           3,118,102
                                                                                     ------------        ------------

      Total assets                                                                   $ 50,480,875        $ 42,874,974
                                                                                     ============        ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                                    $  6,310,029        $  4,844,870
 Accrued salaries and vacation                                                            790,225             754,591
 Accrued interest payable                                                                 128,871           3,440,148
 Other accrued expenses                                                                   980,588           1,162,812
 Notes payable and capital lease obligations to related parties                                --          27,116,639
 Current maturities of long-term debt and capital lease obligations                     8,619,507          21,334,373
                                                                                     ------------        ------------

      Total current liabilities                                                        16,829,220          58,653,433
Notes payable to related parties                                                       24,387,044                  --
Noncurrent accrued interest payable to related parties                                  7,062,010
Long-term debt, less current maturities                                                12,750,000                  --
Deferred revenue                                                                          100,000             100,000
                                                                                     ------------        ------------
      Total liabilities                                                                61,128,274          58,753,433
                                                                                     ============        ============

Commitments and contingencies (Notes 5,7,8,9,15 and 16)

Stockholders' deficit:
 Preferred stock, $.0005 par value, 2,500,000 shares authorized,
    none issued at December 31, 2001 or 2000                                                   --                  --
 Common stock, $.0005 par value, 175,000,000 shares authorized,
     12,496,408 shares issued at
     December 31, 2001 and 2000                                                             6,248               6,248
 Additional paid-in capital                                                            19,956,227          19,764,891
 Accumulated deficit                                                                  (30,026,481)        (35,066,205)
 Treasury stock, at cost, 4,620 shares at December 31, 2001 and 2000                     (583,393)           (583,393)
                                                                                     ------------        ------------
      Total stockholders' deficit                                                     (10,647,399)        (15,878,459)
                                                                                     ------------        ------------
      Total liabilities and stockholders' deficit                                    $ 50,480,875        $ 42,874,974
                                                                                     ============        ============

   The accompanying notes are an integral part of these financial statements.


                                       2

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                    2001             2000             1999
                                                                ------------     ------------     ------------
Revenues                                                        $ 76,106,920     $ 44,554,536     $ 28,037,403

Operating costs                                                   48,993,968       32,306,683       21,905,088

Selling, general and administrative expenses                       8,897,983        6,872,410        6,031,326

Depreciation and amortization                                      6,629,064        5,350,303        4,929,748

                                                                ------------     ------------     ------------
      Income (loss) from continuing operations                    11,585,905           25,140       (4,828,759)

Interest expense and amortization of debt discount                (5,902,006)      (5,002,295)      (3,423,294)

Loss from impairment of non-operating land
    and building held for sale (Note 3)                                   --         (150,000)              --

Net gain (loss) on sale of fixed assets                               34,315           10,345           (7,263)

Other income                                                          91,655           90,418          106,741
                                                                ------------     ------------     ------------

      Income (loss) before provision for income taxes,
       discontinued operations and extraordinary items             5,809,869       (5,026,392)      (8,152,575)

Provision for income taxes                                                --               --               --
                                                                ------------     ------------     ------------

      Income (loss) before discontinued operations and
       extraordinary items                                         5,809,869       (5,026,392)      (8,152,575)

Discontinued Operations:

      Income (loss) from operations of discontinued Drilling
        and Completion segment, net of income taxes
        of $0, $0 and $0 (Note 19)                                   (98,839)        (126,421)           5,398

      Gain on disposal of Drilling and Completion
        segment, net of income taxes of $0 (Note 19)                 476,172
                                                                ------------     ------------     ------------

        Income (loss) before extraordinary items                   6,187,202       (5,152,813)      (8,147,177)

Extraordinary loss on early extinguishments of debt,
  net of income tax benefit of $0 (Note 14)                       (1,322,481)

Extraordinary gain on early extinguishment of debt, net of
    income taxes of $0, $0 and $0 (Note 14)                          175,003          968,576          127,671
                                                                ------------     ------------     ------------

      Net income (loss)                                         $  5,039,724     $ (4,184,237)    $ (8,019,506)
                                                                ============     ============     ============

Net income (loss) per share - basic and diluted:
      Income (loss) before discontinued operations and
        extraordinary items                                     $        .46     $       (.66)    $      (1.84)

      Discontinued operations                                            .03             (.02)              --

      Net extraordinary items                                           (.09)             .13              .03
                                                                ------------     ------------     ------------

Net income (loss) per share - basic and diluted                 $        .40     $       (.55)    $      (1.81)
                                                                ============     ============     ============


The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


                                       COMMON STOCK                                                   TREASURY STOCK
                                ----------------------------     PAID-IN       ACCUMULATED     ----------------------------
                                   SHARES         PAR VALUE      CAPITAL         DEFICIT          SHARES           COST
                                ------------    ------------   -------------   ------------    ------------    ------------
Balance, December 31, 1998         3,897,451    $      1,948   $ 12,107,551    $(22,862,462)          4,620    $   (583,393)

Shares issued to individuals
in settlement of potential
    litigation                       770,364             386        914,421

Shares issued in connection
    with acquisition                  94,445              47         64,884

Shares issued in connection
    with acquisition                  50,000              25         64,975

Issuance of warrants                                                164,250

Net loss for the year ended
    December 31, 1999                                                            (8,019,506)
                                ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999         4,812,260           2,406     13,316,081     (30,881,968)          4,620        (583,393)

Conversion of note payable
    and accrued interest
    to related party (Note 7)      5,017,481           2,509      3,760,602

Conversion of note payable
    to related party for
    settlement of
    litigation (Note 7)            2,666,667           1,333      1,998,667

Issuance of stock
    options to non-employees                                        246,041

Forgiveness of debt by
    related party (Note 5)                                          300,000

Issuance of warrants                                                143,500

Net loss for the year ended
    December 31, 2000                                                           (4,184,237)
                                ------------    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2000        12,496,408           6,248     19,764,891     (35,066,205)          4,620        (583,393)

Issuance of stock
    options to non-employees                                         11,498


Issuance of warrants                                                179,838

Net income for the year ended
    December 31, 2001                                                            5,039,724
                                ------------    ------------   ------------    ------------    ------------    ------------

                                  12,496,408    $      6,248   $ 19,956,227    $(30,026,481)          4,620    $   (583,393)
                                ============    ============   ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                                       2001            2000            1999
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                              $  5,039,724    $ (4,184,237)   $ (8,019,506)
    Adjustments to reconcile net income(loss) to net
       cash provided by (used in) operating activities:
        Depreciation                                                                  6,444,445       5,248,716       4,850,772
        Amortization                                                                    184,619         171,063         157,306
        Amortization of debt issue costs                                                511,504       1,370,917         303,487
        Increase(decrease) in allowance for doubtful accounts                           540,321        (671,859)       (686,796)
        Issuance of common stock in consideration of claims released                                                    914,807
        (Gain) loss on disposition of property, plant and equipment                     (34,315)        (10,345)          7,263
        Gain on disposition of discontinued operations                                 (476,172)
        Impairment loss                                                                                 150,000
        Issuance of common stock as compensation for services                            11,498         246,041
        Extraordinary (gain)/loss on extinguishment of debt                           1,147,478        (968,576)       (127,671)
        Other                                                                                                           188,953
        Change in:
           Accounts receivable                                                       (2,464,821)     (5,789,107)       (688,451)
           Prepaid expenses                                                             374,239        (297,523)        (64,689)
           Other receivables                                                           (405,681)          1,265          89,881
           Other current assets                                                          87,070        (201,363)        (28,072)
           Inventories                                                                  414,773        (408,700)         (6,605)
           Other assets                                                                 160,568         (60,960)        (50,356)
           Accounts payable and accrued liabilities                                   4,814,556       2,492,740       2,643,171
                                                                                   ------------    ------------    ------------
               Cash provided by (used in) operating activities                       16,349,806      (2,911,928)       (516,506)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                                   (11,234,276)     (3,609,108)     (1,803,041)
    Proceeds from sale of property, plant and equipment                                 108,065          15,450          34,820
    Proceeds from sale of discontinued operations                                       525,000
    Proceeds from sale of short term investments                                         50,000              --              --
                                                                                   ------------    ------------    ------------
               Cash used in investing activities                                    (10,551,211)     (3,593,658)     (1,768,221)
                                                                                   ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from bank and other borrowings                                          18,184,796      31,144,947       6,921,955
    Principal payments on long-term debt, notes payable and
      capital lease obligations                                                     (19,406,735)    (27,047,898)     (1,639,972)
    Working revolver net proceeds (payments)                                         (1,121,831)      2,495,178      (1,424,378)
    Debt issue costs                                                                 (2,009,288)     (1,138,750)       (188,312)
                                                                                   ------------    ------------    ------------
               Cash provided by (used in) financing activities                       (4,353,058)      5,453,477       3,669,293
                                                                                   ------------    ------------    ------------
               Net increase (decrease) in cash and cash equivalents                   1,445,537      (1,052,109)      1,384,566
Cash and cash equivalents, beginning of year                                          1,373,699       2,425,808       1,041,242
                                                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year                                             $  2,819,236    $  1,373,699    $  2,425,808
                                                                                   ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
      Interest                                                                     $  2,471,434    $  2,685,452    $  1,984,772
                                                                                   ------------    ------------    ------------
      Income taxes                                                                 $    205,000    $         --    $         --
                                                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                                    2001           2000            1999
                                                                                 -----------    -----------     -----------
Supplemental schedule of noncash investing and financing activities:
    Acquisition of property, plant and equipment financed under capital
      leases and notes payable                                                   $ 1,184,796    $ 2,061,194     $   107,527
    Stock warrants issued                                                           $179,838    $   143,500     $   164,250
    Acquisition of property, plant and equipment through stock issuance                                         $   129,859
    Conversion of notes and interest payable to related parties to
      equity (Note 7)                                                                           $ 5,763,111
    Forgiveness of related party debt (Note 5)                                                  $   300,000






   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 1 - GENERAL INFORMATION

Black Warrior Wireline Corp. (the "Company"), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota and the Gulf of Mexico offshore of Louisiana and Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling activities and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for December 31, 2000 and 1999 for the discontinued operations (see Note 19). Further discussion on business segments is located in Note 18.

During the third quarter of 1999, the Company merged Boone Wireline Co., its wholly-owned subsidiary, into Black Warrior Wireline Corp. Boone Wireline Co. was subsequently dissolved. The dissolution had no effect on prior or current year earnings or equity.


NOTE 2 - LIQUIDITY

The Company reported net income (loss) for the years ended December 31, 2001, 2000, and 1999 of approximately $5,000,000, ($4,000,000) and ($8,000,000), respectively. Cash flows provided by (used in) operations were approximately $16,350,000, ($2,912,000) and ($517,000) for the years ended December 31 2001,
2000, and 1999, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $20.5 million at December 31, 2001, other indebtedness of approximately $841,000 and approximately $31 million (including approximately $7.0 million of accrued interest) owing to SJMB and SJCP (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to the Senior Credit Facility (see Note 7).. In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

As discussed in Note 7, prior to June 10, 2002, the Senior credit facility was subject to affirmative and general covenants and certain financial covenants which include (a) limitations on capital expenditures during each of the years 2002 and 2003 and during the six-months ended June 30, 2004, (b) fixed charge coverage ratio at the end of each quarter of not less than 1.3:1.0 for the preceding twelve-month period , (c) interest coverage ratio at the end of each quarter, commencing with the quarter ended December 31, 2001, of not less than 3.0:1.0 for the preceding twelve-month period, (d) a ratio of Senior funded debt to EBITDA as defined in the agreement, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended, and (e) EBITDA, as defined in the agreement, of not less than $17.0 million for the three quarters ending September 30, 2001. The Company was in violation of certain of these covenants as of December 31, 2001, resulting in an event of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 by the respective debt-holders.

The Senior Credit Facility is also subject to certain prepayment provisions, subjective acceleration clauses and a material adverse change clause. Prepayment can be required if the outstanding balances on the Term Loan and Capex Loan exceed 70% (50% per the June 10, 2002 amendment) of the forced liquidation value of eligible equipment, as defined in the agreement. The lender can require up to two appraisals to determine forced liquidation value during each year. The subjective acceleration clauses

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

provide the lender with the right to subjectively establish reserves that would reduce the eligible accounts receivable, which determine the borrowing base under the revolver, at the discretion of the lender. In addition, future advances are subject to the absence of any event or circumstance constituting a "material adverse effect," which is defined in the agreement to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks. All payments on the revolver are made through a lock box arrangement whereby cash receipts from the Company's customers are remitted directly to a lock box under the control of the lender. The cash receipts are applied as payment against the outstanding balance on the revolver. The Company's cash needs are met through borrowings against the available revolver.

In connection with the June 10, 2002 amendment to the Senior Credit Facility, the Company obtained a waiver of the covenant violations. The amendment eliminates the financial covenants discussed above until the quarter ended March 31, 2003. The financial covenants for May 2002 through February 2003 will be limited to measures of the Company's cumulative cash flow. The agreement, as amended, places certain limits on the outstanding balances under the Capex loan and the Term loan The agreement provides that if the outstanding balance of the term loan exceeds 70% of the Forced Liquidation Value of the eligible term equipment an immediate repayment is required to eliminate the excess. Likewise, if the outstanding balance of the Capex Loan exceeds the lesser of (i) the Maximum Capex Amount and (ii) 100% of the Forced Liquidation Value of eligible Capex equipment, an immediate repayment of the excess is required. The June 10, 2002 amendment limits the borrowing base on the Capex loan to the lesser of (i) 70% of the arms-length hard cost of the eligible Capex equipment, (ii) 100% of the Forced Liquidation Value of all eligible Capex equipment and (iii) consolidated EBITDA for the fiscal month then ended less interest expense paid in cash during such month plus scheduled payments of indebtedness during such month plus $250,000 for maintenance Capex expenditures. This limitation provides for any unused borrowings under this provision to be carried over to the next month. The amendment further requires an immediate repayment if the combined aggregate outstanding balance on the Term Loan and Capex Loan exceed 50% of the Forced Liquidation Value of eligible Capex equipment and eligible term equipment. This amendment currently limits the Company's combined maximum borrowings pursuant to its Term Loan and Capex Loan to approximately $20 million.

During 2000, the Company experienced an increase in the demand for its products and services as a result of the increase in the price of oil and natural gas. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into mid-2001 due mainly to strong oil and natural gas prices. These prices declined throughout the last quarters of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations experienced in the first three quarters of 2001 did not continue into the fourth quarter of 2001 and the first quarter of 2002. While oil and natural gas commodity prices have given evidence in March 2002 of improving, there can be no assurance that the Company will experience the strong revenues and income from operations in 2002 that were realized in the first three quarters of 2001. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues. The Company's results of operations and liquidity position are heavily dependent on market conditions. Significant decreases in market conditions and/or a down turn in the Company's business could severely impair the Company's liquidity and its ability to comply with its debt covenants. The Company is subject to intense competitive pressures from both small and large competitors in the wireline and directional drilling industry. Many of these competitors have greater financial resources than the Company, which may enable them to better

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment.

Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance of its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable throughout 2002, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants. If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination. The Company can give no assurances that adequate financing could be obtained or that a suitable business combination or asset sale could be consummated.

Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 10, 2002, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company retained Simmons and Company ("Simmons") as its financial advisor to the Company in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or a possible private placement of equity and/or equity-related securities. As described in Note 7, the related party debt-holders have been granted rights that require the Company to issue common stock purchase warrants that would further dilute the existing shareholders of the Company in the event that the Company does not enter into a purchase agreement on or before certain dates. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. Unbilled amounts included in accounts receivable totaled $1,294,929 and $1,024,105 at December 31, 2001 and 2000, respectively.

INVENTORIES - Inventories consist of tool components, subassemblies and expendable parts used in directional oil and gas well drilling activities. Tools manufactured and assembled are transferred to

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

property, plant and equipment as completed at the total cost of components, subassemblies and expendable parts of each tool. Components, subassemblies and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

LAND AND BUILDING, HELD FOR SALE - Land and building held for sale are stated at the lower of cost or estimated net realizable value. During 2000, it was determined that the land and building held for sale were impaired. The Company recorded a loss from impairment of the assets held for sale of $150,000 in the statement of operations. During 2001, the Company sold land held for sale with a cost of approximately $93,000 and recognized a gain of approximately $10,000.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. At December 31, 2001 and 2000, significantly all of the property, plant and equipment has been pledged as collateral for the Company's borrowings (see Note 7).

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

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its long-lived assets.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

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

SEGMENT REPORTING - The Company reports its business segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements and changes in the measurement of segment amounts from period to period (see
Note 18).

STOCK WARRANTS - The Company issues warrants in conjunction with certain debt instruments. These warrants are valued based upon an independent valuation. The fair value of the warrants is recorded as a discount to the related debt and amortized as component of interest expense over the life of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and will be amortized through December 31, 2001, and accounted for under SFAS No. 142. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.


In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the Company's financial position or results of operations.


NOTE 4 - ACQUISITIONS

On March 1, 2000, the Company executed its option to purchase the assets of Measurement Specialists, Inc. ("MSI"). The option to purchase and extensions to the option called for the Company to pay approximately $75,000, issue 144,445 shares of the Company's common stock and pay outstanding notes payable related to the acquired assets of approximately $385,000. The shares were issued during 1999 in connection with the option (See Note 9). The acquisition was accounted for as a purchase. There was no goodwill or other identifiable intangibles associated with this purchase.

The acquisition did not result in any significant changes in previously reported revenues, income (loss) before provision for income taxes, discontinued operations and extraordinary items, net income or basic or diluted earnings per share on a pro forma basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

During 1997, the Company acquired substantially all of the assets and certain of the liabilities of Diamondback Directional Drilling, Inc. ("DDI"). In connection with the acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI, hereinafter referred to as Bendover. One of the majority stockholders of Bendover was an officer and director of the Company. During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover whereby Bendover agreed to return to the Company promissory notes of approximately $3,200,000 principal amount plus accrued interest and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest. In September 2001, the Company paid approximately $1.1 million to Bendover out of the proceeds of the GECC financing, as more fully discussed in Note 7, in full payment of all outstanding principal and interest obligations owing to Bendover and the lawsuit was dismissed. The payoff resulted in an extraordinary gain of approximately $175,000, net of taxes. Interest expense on this note totaled $152,642, $121,194 and $206,888 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has executed notes payable to St. James Merchant Bankers, L.P ("SJMB") and St. James Capital Partners, L.P. ("SJCP"), whose chairman and chief executive officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At December 31, 2001 and 2000, notes due to SJMB, SJCP, their principal partners and affiliates totaled $23,566,882 and $23,650,000, respectively. The notes bear interest at 15% and as more fully described in Note 7, permit conversion to equity under certain conditions, which would result in substantial dilutions to existing shareholders. Interest expense and accrued interest associated with these notes were as follows:

                      2001         2000         1999
                   ----------   ----------   ----------
Interest expense   $3,216,000   $2,326,000   $1,630,000
Accrued interest   $6,432,000   $3,241,000   $2,928,000



The Company borrowed $1,000,000 from Falcon Seaboard Investment Co., L.P. ("Falcon Seaboard"), which is affiliated with SJCP. The note bears interest at 15% with the principal and interest due in December 2004. Accrued interest payable on this borrowing totaled approximately $356,000 and $235,000 as of December 31, 2001 and 2000, respectively. Interest expense on this note approximated $140,000, $80,000 and $80,000 for each of the three years ended December 31, 2001, 2000 and 1999, respectively.

The Company has agreed to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB of the Company's former financing arrangement with Coast Business Credit ("Coast"), a financial institution. In addition, SJMB L.L.C., the general partner of SJMB, received a fee in September 2001 of $200,000 for services provided by SJMB L.L.C. in connection with the Company acquiring a credit facility from GE Capital ("GECC") (see Note 7). Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either of SJMB or SJMB, L.L.C. unless the Company's quarterly report on Form 10-Q reflects that the Company had EBITDA of at least $7.0 million for the quarter ended September 30, 2001 and the amount of such payment is limited to no more than $150,000. The EBITDA sum was not met and the $274,000 balance due SJMB was deferred. This payable is included in non-current accrued interest payable to related parties at December 31, 2001 as a payment of this liability can not be made until the GECC credit facility has been repaid.

During 2000, the Company entered into three capital leases totaling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. The outstanding balance of $136,000 of the leases was paid in full in connection with the GECC refinancing (Note 7). The leases had a stated interest rate of 52.72%. Interest expense for the leases totaled approximately $196,000 and $81,000, respectively, for the years ended December 31, 2001 and 2000, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. The outstanding balance of the lease of $393,000 was paid in full in connection with the GECC refinancing. The lease had a stated interest rate of 14.88%. Interest expense for the lease totaled approximately $44,000 and $9,000, respectively, for the years ended December 31, 2001 and 2000.

At December 31, 2001 and 2000, the Company had a remaining accrual of approximately $21,000 relating to the Company's commitment to pay the Company president's tax liability resulting from previously issued common stock as a bonus.

During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc. This note was paid in full in connection with the refinancing plan with Coast Business Credit in 2000.

In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's common stock at an exercise price of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Director and SJCP in connection with the Company's borrowings from Coast in 2000.

At December 31, 1999 and through part of 2000, SJMB held a significant ownership interest in Collins and Ware, Inc., which was a customer of the Company. Sales to Collins and Ware, Inc. during 2000 and 1999 were approximately $783,000 and $2,956,000.

See Notes 7 and 9 for financing arrangements and common stock transactions with related parties.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following at December 31, 2001 and 2000:

                                             2001           2000
                                          -----------   -----------
Vehicles                                  $12,681,793   $ 9,724,178
Land and building                             245,000       245,000
Workover rigs and related equipment                --       601,730
Operating equipment                        35,513,416    27,607,639
Office equipment                              816,780       703,183
                                          -----------   -----------
                                           49,256,989    38,881,730
Less: accumulated depreciation             24,622,143    19,007,886
                                          -----------   -----------

      Net property, plant and equipment   $24,634,846   $19,873,844
                                          -----------   -----------


Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $6,444,445, $5,248,716 and $4,850,772, respectively.

As more fully described in Note 7, all outstanding capital leases were paid off during 2001 in connection with the GECC refinancing. The following is a summary of the equipment under capital leases (included above) at December 31, 2000:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                             2000
                                          ----------
Workover rigs and related equipment       $  158,909
Operating equipment                        1,657,235
Vehicles                                     403,959
                                          ----------

                                           2,220,103
Less: accumulated depreciation               170,430
                                          ----------

      Net equipment under capital lease   $2,049,673
                                          ----------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 2001 and 2000, long-term debt and other financing arrangements consisted of the following:


                                                                                            2001             2000
                                                                                        -----------       -----------
Notes payable to Trustmark Bank, monthly payments of varying amounts
 through September 2004, including interest ranging from 8.85% to 9.65%.                $        --       $    92,624

Capitalized leases, monthly payments required in varying amounts
 through December 2005, interest ranging from 4.90% to 10.73%.                                   --           499,527

Notes payable to Coast Business Credit, monthly payments of
 $243,056 and monthly payments of excess cash flows, as defined, through February
 2002, interest at prime plus 2.00% (11.50% at December 31, 2000).                               --        14,831,098

Revolving line of credit to Coast Business Credit, interest at prime
 plus 1%  (10.50% at December 31, 2000).                                                         --         5,500,392

Note payable to Imperial Finance Corporation, monthly payments
 of $37,710 through July 2001, including interest at 7.90%.                                      --           184,884

Installment notes payable, monthly payments required in varying amounts
 through June 2006, interest at rates ranging from 3.00% to 7.02%.                          610,949                --

Notes payable to General Electric Capital Corporation, monthly payments of
 $283,333 through September 2004, interest at prime plus 2.50% (7.25% at
 December 31, 2001).                                                                     16,150,000                --

Revolving line of credit to General Electric Capital, interest at prime
 plus 1.75%  (6.50% at December 31, 2001).                                                4,378,558

Note payable to former owner of Dyna Jet, Inc. due and payable in November
 2002 with interest at the rate of the lesser of $1,500 per month or 8% per
 annum on unpaid balance.                                                                   230,000           230,000
                                                                                        -----------       -----------
                                                                                         21,369,507        21,338,525
      Less:
        Current portion of long-term debt (see below)                                     8,619,507        21,334,373
        Unamortized discount on long-term debt                                                   --             4,152
                                                                                        -----------       -----------

      Long-term debt and capital lease obligations, less current maturities             $12,750,000       $        --
                                                                                        ===========       ===========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


Notes payable to related parties consist of the following at December 31, 2001 and 2000:


                                                                                                   2001              2000
                                                                                                -----------       -----------
Note payable to Bendover, principal originally due August 1999, extended to
June 16, 2001, interest due quarterly at 20.0% (see Note 5).                                                      $ 1,182,890

7%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due October 1999, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity.           $ 2,900,000         2,900,000

9%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due June 2002, extended to December 2004.  Convertible
at $0.75 per share at any time up to 30 business days following maturity.                         2,000,000         2,000,000

8%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due June 2002, extended to December 2004.  Convertible
at $0.75 per share at any time up to 30 business days following maturity.                         7,250,000         7,250,000

8%, increased to 15% effective March 17, 2001, convertible note payable to
Falcon Seaboard, principal and interest originally due March 2001, extended to
December 2004 Convertible at $0.75 per share at any time up to 30 business days
following maturity.                                                                               1,000,000         1,000,000

10%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity.             2,000,000         2,000,000

10% increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004 Convertible
at $0.75 per share at any time up to 30 business days following maturity.                         2,500,000         2,500,000

15% convertible note payable to SJMB, principal and interest originally due January 2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to 30 days
following maturity.                                                                                 750,000           750,000

15% convertible note payable to directors of SJMB and affiliates, principal and interest originally due January 2001, extended to December 2004.  Convertible at $0.75 per share
at anytime  up to 30 business days following maturity.                                            6,166,882         6,250,000

Capital lease obligations to MWD Technologies Company, monthly payments in
varying amounts through 2001, including interest at 52.27%.                                              --           779,774

Capital lease obligation to Big Foot Tool Rental Service, LLC, monthly
payments in varying amounts through 2003, including interest at 14.88%.                                  --           503,975
                                                                                                -----------       -----------

                                                                                                 24,566,882        27,116,639
      Less:
        Current portion of notes payable to related parties (see below)                          27,116,639
        Unamortized discount on notes payable                                                       179,838                --
                                                                                                -----------       -----------

      Total long-term notes payable to related parties                                          $24,387,044       $        --
                                                                                                ===========       ===========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


On September 14, 2001, the Company entered into a Credit Agreement with GECC, as agent and lender, providing for the extension of revolving, term and capital expenditure ("capex") credit facilities to the Company aggregating up to $40.0 million (referred to herein as the "Credit Facility"). The Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, as defined and subject to the establishment of a reserve against these receivables at GECC's discretion, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs (direct costs less labor) of acquired eligible equipment and 100% of its forced liquidation value. In connection with the Company obtaining waivers of certain covenant violations, discussed below, GECC effectively reduced the maximum borrowings on the combined Term Loan and Capex loan to approximately $20 million.

The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. In connection with the Company obtaining waivers of certain covenant violations, discussed below, the Company cannot elect to have interest accrued at LIBOR until the earlier of March 31, 2003 and such time after March 31, 2003 when the Company has complied with its debt covenants.

Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004. Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. The proceeds of the initial borrowings were used primarily to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At December 31, 2001, borrowings under the Credit Facility aggregated $20.5 million of which $4.4 million was outstanding under the revolving loan and $16.1 million was outstanding under the term loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

The Senior credit facility is subject to affirmative and general covenants and certain financial covenants which include (a) limitations on capital expenditures during each of the years 2002 and 2003 and during the six-months ended June 30, 2004, (b) fixed charge coverage ratio at the end of each quarter of not less than 1.3:1.0 for the preceding twelve-month period , (c) interest coverage ratio at the end of each quarter, commencing with the quarter ended December 31, 2001, of not less than 3.0:1.0 for the preceding twelve-month period, (d) a ratio of Senior funded debt to EBITDA as defined in the agreement, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended, and (e) EBITDA, as defined in the agreement, of not less than $17.0 million for the three quarters ending September 30, 2001. The Company was in violation of certain of these covenants as of December 31, 2001. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 by the respective debt-holders.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

The Senior Credit Facility is also subject to certain prepayment provisions, subjective acceleration clauses, and a material adverse change clause. The agreement provides that if the outstanding balance of the term loan exceeds 70% of the Forced Liquidation Value of the eligible term equipment an immediate repayment is required to eliminate the excess. Likewise, if the outstanding balance of the Capex exceeds the lesser of (i) the Maximum Capex Amount and (ii) 100% of the Forced Liquidation Value of eligible Capex equipment, an immediate repayment of the excess is required. The June 10, 2002 amendment limits the borrowing base on the Capex loan to the lesser of (i) 70% of the arms-length hard cost of the eligible Capex equipment, (ii) 100% of the Forced Liquidation Value of all eligible Capex equipment and (iii) consolidated EBITDA for the fiscal month then ended less interest expense paid in cash during such month plus scheduled payments of indebtedness during such month plus $250,000 for maintenance Capex expenditures. This limitation provides for any unused borrowings under this provisions to be carried over to the next month. The amendment further requires an immediate repayment if the combined aggregate outstanding balance on the Term Loan and Capex Loan exceed 50% of the Forced Liquidation Value of eligible Capex equipment and eligible term equipment. The lender can require up to two appraisals to determine forced liquidation value during each year. The subjective acceleration clauses provide the lender with the right to subjectively establish reserves that would reduce the eligible accounts receivable, which determine the borrowing base under the revolver, at the discretion of the lender. In addition, future advances are subject to the absence of any event or circumstance constituting a "material adverse effect," which is defined in the agreement to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks. All payments on the revolver are made through a lock box arrangement whereby cash receipts from the Company's customers are remitted directly to a lock box under the control of the lender. The cash receipts are applied as payment against the outstanding balance on the revolver. The Company's cash needs are met through borrowings against the available revolver.

In connection with the GECC refinancing, the Company agreed with the holders of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to extend the maturity date to December 31, 2004. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend and St. James purchased $1.6 million from noteholders who chose not to extend the maturity date.

As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue 2,420,909 warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue an additional 5,187,662 warrants and, if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue an additional 10,375,323 warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James and its affiliates, which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

All of the debt and interest owed to St. James and it's affiliates are subordinated to the Company's Credit Facility and can not be repaid until all the amounts owed pursuant to the Credit Facility have been paid. Consequently, all of the related party debt and accrued interest has been classified as non-current at December 31, 2001.

During December 2000, SJMB exercised its option and converted $1,750,000 of its $9,000,000 note payable and $2,013,111 of related accrued interest to equity in return for 5,017,481 shares of common stock.

Under the terms of the SJCP notes payable, SJCP has rights, which include the right to nominate one person for election to the Company's board of directors, and has certain preferential rights to provide future financing. The note agreement also contains prohibitions against consolidating, merging or entering into a share exchange with another person without SJCP's consent.

Substantially all of the Company's assets are pledged as collateral for the GECC debts described above.

Maturities of debt are as follows:

FISCAL YEAR

      2002                                             $ 8,619,507
      2003                                               3,400,000
      2004                                              33,916,882
      2005                                                      --
      2006                                                      --
      2007                                                      --
Thereafter                                                      --
                                                       -----------
                                                       $45,936,389
                                                       -----------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS

The Company leases land, office space and equipment under various operating leases. The leases expire at various dates through 2005. Rent expense was approximately $2,572,000, $1,459,000 and $1,099,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2001 are as follows:

                                                            OPERATING
                                                              LEASES
                                                            ----------
FISCAL YEAR
2002                                                        $  570,934
2003                                                           463,796
2004                                                           336,572
2005                                                           217,314
2006                                                           121,028
Thereafter                                                       2,388
                                                            ----------
Total minimum lease payments                                $1,712,032
                                                            ----------

NOTE 9 - COMMON STOCK TRANSACTIONS

Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through September 30, 1999, the Company issued 144,445 shares of common stock to Measurement Specialists Inc. ("MSI"). The securities have been issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI. The Company completed the acquisition of MSI, as more fully described in Note 4, during the first quarter of 2000.

Commencing in April 1999, the Company offered to the subscribers in private sales of the Company's securities, which occurred in March and April 1998, the right to receive one additional share of the Company's common stock for each share purchased in the private sale. In exchange, the subscribers were asked to release the Company from all claims arising out of subscribers' allegations that the Company breached its agreement to register under the Securities Act of 1933, as amended (the "Securities Act"), the public offer and sale of the shares sold to the subscribers in 1998. Subscribers alleged that they were unable to liquidate their shares purchased as they had expected because of the breach of this agreement. The Company disputed the claim on the basis that it had timely filed a registration statement relating to the shares in accordance with the terms of the agreement. The registration statement remains on file but has not been declared effective under the Securities Act. The Company made the offer to subscribers in order to resolve the matter. The offer terminated on May 28, 1999. Accordingly, during the third quarter of 1999, the Company issued 770,364 shares of common stock to the subscribers in consideration of their release of their claims. Two subscribers who had purchased an aggregate of 2,000 shares in the 1998 private placements did not accept the offer. Management is of the opinion that if claims are presented by these shareholders, there would be no material impact on the Company. No underwriter participated in the sale of the securities and no compensation was paid to any person in connection with soliciting the issuance of the shares. The shares of common stock were issued in reliance upon the exemption from registration requirements of the Securities Act afforded by Section 4(2) and Regulation D thereunder.

As further discussed in Note 7, the Company issued 2,666,667 shares in the first quarter of 2000 to the owners of Bendover in return for the dismissal of a lawsuit between the former owner of DDI and the Company.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

During December 2000, SJMB exercised its option and converted $1,750,000 of its $9,000,000 note and $2,013,111 of related accrued interest to equity in return for 5,017,481 shares of common stock of the Company.


                                                                                                         AMOUNT
  MONTH OF           MONTH OF                                                                         RECORDED TO
   BOARD             ISSUANCE/                                              NUMBER          AMOUNT    STOCKHOLDERS'
  APPROVAL           PURCHASE                DESCRIPTION                   OF SHARES       PER SHARE     EQUITY
-------------      -------------    ----------------------------------     ---------       ---------  -------------
June 1999          June 1999        Issuance to individuals in
                                    settlement of potential litigation       770,364       $1.19      $  914,421
December 1999      January 2000     Issuance to Bendover in
                                    settlement of litigation               2,666,667       $ .75      $2,000,000
December 2000      December 2000    Issuance to SJMB upon
                                    conversion                             5,017,481       $ .75      $3,763,111



As of December 31, 2001, the Company's certificate of incorporation permits it to issue up to 175,000,000 shares of common stock, of which 12,496,408 shares were issued at December 31, 2001 and 2000, respectively. The Company has outstanding as of December 31, 2001 and 2000 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 122,697,352 and 110,860,684 shares, respectively, of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01.


NOTE 10 - STOCK WARRANTS

During 2001, the Company issued to the Chairman of SJMB L.L.C. five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Chairman of SJMB, L.L.C. and SJCP in connection with the Company's borrowings from Coast in 2000 and the guarantees of the Chairman of SJMB, L.L.C. and SJCP of that indebtedness.

During 2000, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 7). The warrants gave the holders the right to purchase up to 14,350,000 shares at $0.75. These warrants expire December 31, 2004.

During 1999, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 7). The warrants give the holders the right to purchase up to 1,075,000 shares at $1.50 (2,150,000 shares at $0.75 as adjusted for anti-dilution) and 14,350,000 shares at $0.75. The 1,075,000 warrants expire February 18, 2004 while the 14,350,000 warrants expire December 31, 2004.

The warrants issued during 2001, 2000 and 1999 are subject to "Full Ratchet" anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75. Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2001:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                     GUARANTOR
                               DEBT                                                   AFFILIATED
                            CONVERSION       SJCP          SJCP            SJCP        WITH SJCP    SJMB          SJMB
                               $2.00         $2.75        $4.6327          $0.75       $0.75        $6.75        $2.25
                              EXPIRES       EXPIRES       EXPIRES         EXPIRES      EXPIRES     EXPIRES       EXPIRES
                             09/30/01      12/31/04       12/31/04       02/28/07      02/28/07    12/31/04      12/31/04
                            ----------     ----------    -----------    ------------  ----------  -----------   ----------
Balance, 12/31/98              234,750        814,000      1,492,759                               5,400,000    1,333,333

1999 issuance

Anti-dilution issuance                      1,628,000      2,985,518                              10,800,000    2,166,666
                            ----------     ----------    -----------    ------------  ----------  ----------   ----------
Balance, 12/31/99              234,750      2,442,000      4,478,277                              16,200,000    3,499,999
                            ==========     ==========    ===========    ============  ==========  ==========   ==========

Exercise price, 12/31/99    $     2.00     $     0.75    $      0.75                             $      0.75   $     0.75

2000 issuance
                            ----------     ----------    -----------    ------------  ----------  ----------   ----------
Balance, 12/31/00              234,750      2,442,000      4,478,277                              16,200,000    3,499,999
                            ==========     ==========    ===========    ============  ==========  ==========   ==========

Exercise price, 12/31/00    $     2.00     $     0.75    $      0.75                             $      0.75   $     0.75

2001 expiration               (234,750)

2001 issuance                                                                400,000     700,000
                            ----------     ----------    -----------    ------------  ----------  ----------   ----------
Balance, 12/31/01                   --      2,442,000      4,478,277         400,000     700,000  16,200,000    3,499,999
                            ==========     ==========    ===========    ============  ==========  ==========   ==========

Exercise price, 12/31/01    $       --     $     0.75    $      0.75                             $      0.75   $     0.75




                                                            Lenders
                                                           affiliated        Falcon       Harris Webb
                              SJMB            SJMB         with SJMB        Seaboard       & Garrison
                              $1.50          $0.75          $0.75            $6.75          $6.05
                             Expires         Expires       Expires          Expires         Expires
                             12/31/04       12/31/04       12/31/04         12/31/04        3/15/03        Total
                            ----------      ----------     -----------     ------------    ----------   -----------
Balance, 12/31/98                                                              600,000      128,206     10,003,048

1999 issuance                1,075,000       3,075,000      12,275,000                                  16,425,000

Anti-dilution issuance       1,075,000                       1,500,000       1,200,000      256,412     21,611,596
                            ----------      -----------    -----------     -----------     --------     ----------
Balance, 12/31/99            2,150,000        3,075,000     13,775,000       1,800,000      384,618     48,039,644
                            ----------      -----------    -----------     -----------     --------     ----------

Exercise price, 12/31/99    $     0.75      $     0.75     $      0.75     $      0.75     $   0.75

2000 issuance                                               14,350,000                                  14,350,000
                            ----------      ----------     -----------     -----------     --------     ----------
Balance, 12/31/00            2,150,000       3,075,000      28,125,000       1,800,000      384,618     62,389,644
                            ==========      ==========     ===========     ===========     =========    ==========

Exercise price, 12/31/00    $     0.75      $     0.75     $      0.75     $      0.75     $   0.75

2001 expiration                                                                                           (234,750)

2001 issuance                                                                                            1,100,000
                            ----------      ----------     -----------     -----------     ---------    ----------
Balance, 12/31/01  -         2,150,000       3,075,000      28,125,000       1,800,000       384,618    63,254,894
                            ==========      ==========     ===========     ===========     =========    ==========

Exercise price, 12/31/01    $     0.75      $     0.75     $      0.75     $      0.75     $    0.75



BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

During 1996, the Company issued warrants to purchase shares of the Company's common stock in connection with the conversion of certain debt. The warrants give holders the right to purchase up to 303,750 shares of the Company's common stock at $2 per share. A total of 69,000 of these warrants have been exercised. No warrants were exercised during 2001, 2000 or 1999. The warrants expired on September 30, 2001 and were cancelled.


NOTE 11 - INCOME TAXES

The benefit for income taxes consists of the following for the years ended December 31, 2001, 2000, and 1999:

                     2001             2000               1999
                -------------    --------------    ---------------

Federal:
    Current     $          --    $           --    $            --
    Deferred               --                --                 --
                -------------    --------------    ---------------
                           --                --                 --
                -------------    --------------    ---------------
State:
    Current                --                --                 --
    Deferred               --                --                 --
                -------------    --------------    ---------------
                           --                --                 --
                -------------    --------------    ---------------

      Total     $          --    $           --    $            --
                -------------    --------------    ---------------


The benefit for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the loss before benefit for income taxes and extraordinary gain, as follows:



                                                 2001            2000            1999
                                              -----------     -----------     -----------
Benefit at federal statutory rate             $ 1,730,506     $(1,422,641)    $(2,726,632)
State income taxes, net of federal benefit        185,081        (129,306)       (256,980)
Nondeductible tax expenses                        176,383          90,394          78,949
(Decrease)/increase in valuation allowance     (2,091,970)      1,461,553       2,904,663
                                              -----------     -----------     -----------

      Benefit for federal income taxes        $        --     $        --     $        --
                                              -----------     -----------     -----------


At December 31, 2001 and 2000, the Company has available net operating loss carryforwards of approximately $21,652,000 and $26,917,000, respectively, for federal tax purposes that expire at various dates through 2021. Additionally, the Company has state net operating loss carryforwards of approximately $14,695,000 and $19,960,000 at December 31, 2001 and 2000, respectively, which expire at various dates through 2021.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of the deferred tax assets and liabilities are as follows:

                                                      2001             2000
                                                  ------------     ------------

Gross deferred tax assets:
    Allowance for doubtful accounts receivable    $    357,548     $    156,008
    Accrued bonuses and other                          193,178          158,738
    Operating loss carryforwards                     8,076,210       10,039,921
    Goodwill                                         3,551,895        3,770,018
    Valuation allowance                             (8,928,615)     (11,020,585)
                                                  ------------     ------------
      Gross deferred tax asset                       3,250,216        3,104,100
                                                  ------------     ------------

Gross deferred tax liabilities:
    Depreciation                                    (3,137,548)      (2,991,432)
    Other                                             (112,668)        (112,668)
                                                  ------------     ------------
      Gross deferred tax liability                  (3,250,216)      (3,104,100)
                                                  ------------     ------------
Loss from impairment of non-operating land
      Net deferred tax asset (liability)          $         --     $         --
                                                  ------------     ------------


The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, the Company has recorded a valuation allowance of $8,928,615 and $11,020,585 against the gross deferred tax asset.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 12 - INCOME (LOSS) PER SHARE

The calculation of basic and diluted EPS is as follows:


                                                      FOR THE YEAR ENDED 2001                 FOR THE YEAR ENDED 2000
                                              -------------------------------------   --------------------------------------
                                                INCOME        SHARES      PER SHARE       INCOME        SHARES     PER SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -------------------------------------   --------------------------------------
NET LOSS PER SHARE - BASIC
Income (loss) before discontinued operations
  and extraordinary items available to
  common stockholders                         $ 5,809,869    12,491,788   $    .46    $(5,026,392)     7,619,927   $   (.66)

Discontinued operations                           377,333    12,491,788        .03       (126,421)     7,619,927       (.02)

Net extraordinary items                        (1,147,478)   12,491,788       (.09)       968,576      7,619,927        .13
                                              -----------                 --------    -----------                  --------

Net loss per share - basic                    $ 5,039,724    12,491,788   $   0.40    $(4,184,237)     7,619,927   $   (.55)
                                              ===========                 ========    ===========                  ========

EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before discontinued operations
  and extraordinary items available to
  common stockholders                         $ 5,809,869    12,491,788   $   0.46    $(5,026,392)     7,619,927   $   (.66)

Discontinued operations                           377,333    12,491,788        .03       (126,421)     7,619,927       (.02)

Net extraordinary items                        (1,147,478)   12,491,788       (.09)       968,576      7,619,927        .13
                                              -----------                 --------    -----------                  --------

Net loss per share - diluted                  $ 5,039,724    12,491,788   $   0.40    $(4,184,237)     7,619,927   $   (.55)
                                              ===========                 ========    ===========                  ========



                                                    FOR THE YEAR ENDED 1999
                                             --------------------------------------
                                               INCOME         SHARES      PER SHARE
                                             (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                             ---------------------------------------
NET LOSS PER SHARE - BASIC
Income (loss) before discontinued operations
  and extraordinary items available to
  common stockholders                        $(8,152,575)    4,424,035    $  (1.84)

Discontinued operations                            5,398     4,424,035          --

Net extraordinary items                          127,671     4,424,035        (.03)
                                             -----------                  --------

Net loss per share - basic                   $(8,019,506)    4,425,035    $  (1.81)
                                             ===========                  ========

EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before discontinued operations
  and extraordinary items available to
  common stockholders                        $(8,152,575)    4,424,035    $  (1.84)

Discontinued operations                            5,398     4,424,035          --

Net extraordinary items                          127,671     4,424,035        (.03)
                                             -----------                  --------

Net loss per share - diluted                 $(8,019,506)    4,425,035    $  (1.81)
                                             -----------                  --------



                                       26

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

Options issued to purchase 17,358,000 shares of common stock and warrants to purchase 63,254,894 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2001, but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive. There were 234,750 warrants to purchase common stock cancelled during 2001 that were not included in the computation of 2001 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 10,920,750 shares of common stock and warrants to purchase 62,389,644 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2000, but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 1,153,750 shares of common stock and warrants to purchase 48,039,644 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 1999, but were not included in the computation of the 1999 diluted EPS because the effect would be anti-dilutive.

Convertible debt instruments, including convertible interest, which would result in the issuance of 42,084,458, 37,550,290 and 35,105,412 shares of common stock, if the conversion features were exercised, were outstanding during 2001, 2000, and 1999, respectively, but were not included in the computation of the 2001, 2000 or 1999 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 2001, 2000 and 1999 and remained outstanding at December 31, 2001.


NOTE 13 - MAJOR CUSTOMERS

Most of the Company's business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and Texas. Substantially all of the Company's accounts receivable at December 31, 2001 and 2000 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

The Company earned revenues in excess of 10% of its total revenues from the following customers for the year ended December 31, 1999 as follows:

                                              1999
                                           ----------

Collins and Ware, Inc. (a related party)   $2,955,918
Burlington Resources                       $3,200,666


There were no customers from which the Company earned in excess of 10% of its revenues during the years ended December 31, 2001 or 2000.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 14 - EXTRAORDINARY ITEMS

During 2001, the Company recognized an extraordinary loss of $1,322,481, net of income taxes of $0, on fees relating to the early extinguishment of the Coast debt and the SJCP Collateral Compensation Agreement. The Company recorded an extraordinary gain of $175,003, net of income taxes of $0, as a result of a negotiated payment of the Bendover promissory notes and related obligations. During 2000 and 1999, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575 and $127,671, respectively. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575 and $127,671, net of income taxes of $0, for the years ended December 31, 2000 and 1999, respectively.

NOTE 15 - STOCK OPTIONS

The 2000 Stock Incentive Plan ("2000 Incentive Plan") provides for the granting of incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to key employees and non-employee directors or consultants. The 2000 Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 17,500,000 shares of common stock with maximum option terms of ten years from the date of the grant. There are five types of grants that can be made under the 2000 Incentive Plan. The Discretionary Option Grant Program allows eligible individuals in the Company's employ or service (including officers and consultants) to be granted options to purchase shares of common stock at an exercise price equal to not less than the fair market value of the stock at the date of the grant. All grants made in 2000 and 2001 were made under this program. The Stock Issuance Program is a non-compensatory program under which individuals in the Company's employ or service may be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a bonus tied to performance. The Salary Investment Option Grant Program is a compensatory program which, if activated by the plan administrator, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below market stock grants. The Automatic Option Grant Program causes options to be granted automatically at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to their fair market value at the date of the grant. The Director Fee Option Grant Program is a compensatory program which, if activated by the plan administrator, would allow non-employee Board members the opportunity to apply a portion of any annual retainer fee otherwise payable to them in cash each year to the acquisition of special below market option grants.

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and February 9, 2001, respectively. At December 31, 2001, 17,913,500 shares had been granted, 1,227,500 shares were cancelled and 814,000 remained to be granted under this plan.

The 1997 Omnibus Incentive Plan ("1997 Omnibus Plan") provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 1,000,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2001 and 2000, 672,200 and 856,750 options were outstanding, respectively. At December 31, 2001, 325,500 options remain available to be granted. Options to purchase 1,960,250 shares of common stock were cancelled during 2001.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


The 1997 Non-Employee Stock Option Plan ("1997 Non-Employee Plan") provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 300,000. The amendment was approved by the shareholders on February 9, 2001. No options were outstanding at December 31, 2001 and 100,000 options were outstanding, at December 31, 2000. Options to purchase 100,000 shares of common stock were cancelled during 2001. At December 31, 2001, 300,000 options remain available to be granted.

Pertinent information regarding stock options is as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                                WEIGHTED    FAIR VALUE
                                                                 RANGE OF       AVERAGE      OF STOCK
                                                 NUMBER OF       EXERCISE       EXERCISE        AT       VESTING
                                                  OPTIONS         PRICES          PRICE     GRANT DATE  PROVISIONS
                                                ------------  ---------------  -----------  ----------  ----------
Options outstanding, December 31, 1998             1,189,750   $1.50 - $8.01      $4.90
                                                ------------

Options cancelled                                    (10,000)      $6.50          $6.50
                                                     (10,000)      $4.63          $4.63
                                                      (5,000)      $4.63          $4.63
                                                      (3,000)      $4.63          $4.63
                                                      (3,000)      $4.63          $4.63
                                                      (5,000)      $6.50          $6.50
                                                ------------
                                                     (36,000)
                                                ------------

Options outstanding, December 31, 1999             1,153,750   $1.50 - $8.01      $3.34
                                                ============

Options cancelled                                    (13,000)      $6.50          $6.50
                                                     (25,000)      $4.63          $4.63
                                                     (62,500)      $2.63          $2.63
                                                    (275,500)      $0.75          $0.75
                                                ------------
                                                    (376,000)
                                                ------------

Options granted
    Exercise price equals FMV of stock at
    grant date                                     3,579,500       $0.75          $0.75     $0.75       33% immediate; 33% per year
                                                   2,820,000       $0.75          $0.75     $0.75       Immediate
                                                ------------
                                                   6,399,500
                                                ------------



BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                             WEIGHTED

                                                                                WEIGHTED
                                                                 RANGE OF       AVERAGE
                                                 NUMBER OF       EXERCISE       EXERCISE
                                                  OPTIONS         PRICES          PRICE
                                                ------------  ---------------  -----------
Exercise price greater than FMV of stock at
    grant date                                   1,000,000         $0.75          $0.75
                                                   200,000         $0.75          $0.75
                                                    30,000         $0.75          $0.75
                                                   200,000         $0.75          $0.75
                                                   250,000         $0.75          $0.75
                                                   696,000         $0.75          $0.75
                                                   317,500         $0.75          $0.75
                                                   100,000         $0.75          $0.75
                                                   100,000         $0.75          $0.75
                                                   250,000         $0.75          $0.75
                                                   600,000         $0.75          $0.75
                                                 ---------
                                                 3,743,500
                                                 ---------

Options outstanding, December 31, 2000          10,920,750
                                                ----------

Options cancelled                                  (80,000)        $1.50          $1.50
                                                  (258,750)        $2.63          $2.63
                                                   (20,000)        $3.00          $3.00
                                                   (10,000)        $3.38          $3.38
                                                  (115,000)        $4.63          $4.63
                                                  (140,000)        $6.50          $6.50
                                                  (200,000)        $6.69          $6.69
                                                    (7,500)        $6.28          $6.28
                                                  (155,000)        $7.50          $7.50
                                                    (4,500)        $8.00          $8.00
                                                  (969,500)        $0.75          $0.75
                                                ----------
                                                (1,960,250)
                                                ----------

Options Granted:
    Exercise price greater than FMV of stock at
      grant date                                     5,000        $0.75           $0.75
                                                    70,000        $0.75           $0.75
                                                   110,000        $0.75           $0.75
                                                 8,212,500        $0.75           $0.75
                                                ----------
                                                 8,397,500
                                                ----------

Options outstanding, December 31, 2001          17,358,000
                                                ==========


                                                  AVERAGE
                                                 FAIR VALUE
                                                  OF STOCK
                                                     AT        VESTING
                                                 GRANT DATE   PROVISIONS
                                                 ----------   ----------
Exercise price greater than FMV of stock at
    grant date                                   $0.5625      125,000 immediate; 25,000 per year
                                                 $0.5625      50,000 immediate; 10,000 per year
                                                 $0.4063      3 year pro rata
                                                 $0.5313      25% immediate; 25% per year
                                                 $0.5313      125,000 immediate; 25,000 per year
                                                 $0.5313      79,000 immediate; 25,000 per year
                                                 $0.5625      33% immediate; 33% per year
                                                 $0.5625      Immediate
                                                 $0.5625      50,000 immediate; 10,000 per year
                                                 $0.4375      125,000 immediate; 25,000 per year
                                                 $0.4375      25% immediate; 25% per year




Options outstanding, December 31, 2000


Options cancelled














Options Granted:
    Exercise price greater than FMV of stock at
      grant date                                 $0.38   67% immediate, 33% in one year
                                                 $0.48   33% immediate, 33% per year
                                                 $0.57   25% immediate, 25% per year
                                                 $0.42   Immediate


Options outstanding, December 31, 2001

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001:


                                 OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                        ---------------------------------------                        -------------------------------
                                                  WEIGHTED
                                                    AVERAGE          WEIGHTED                               WEIGHTED
                              NUMBER               REMAINING         AVERAGE                NUMBER          AVERAGE
   EXERCISE                OUTSTANDING            CONTRACTUAL        EXERCISE             EXERCISABLE       EXERCISE
    PRICES                   12/31/01                LIFE             PRICE                12/31/01          PRICE
----------------        -------------------     --------------    -------------       ----------------  -------------
          $0.75                 17,295,500                8.66            $0.75             14,614,383          $0.75
          $2.63                      5,000                5.25            $2.63                  5,000          $2.63
          $4.63                     20,000                0.67            $4.63                 20,000          $4.63
          $6.63                     25,000                1.45            $6.63                 25,000          $6.63
          $8.01                     12,500                0.95            $8.01                 10,000          $8.01
                        -------------------                                            ----------------

                                17,358,000                8.64            $0.77             14,674,383          $0.77
                        -------------------                                            ----------------



The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced or increased to the pro forma amounts indicated as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                                       2001             2000             1999
                                                                                   -------------    -------------    -----------
Income (loss) before discontinued operations and extraordinary items - as          $   5,809,869    $  (5,026,392)   $(8,152,575)
reported
Discontinued operations - as reported                                                    377,333         (126,421)         5,398
Extraordinary gain(loss) on extinguishment of debt - as reported                      (1,147,478)         968,576        127,671
                                                                                   -------------    -------------    -----------
Net income(loss) - as reported                                                     $   5,039,724    $  (4,184,237)   $(8,019,506)
                                                                                   -------------    -------------    -----------

Income (loss) before discontinued operations and extraordinary items - pro forma   $   3,628,670    $  (6,905,570)   $(8,613,387)
Discontinued operations - pro forma                                                      377,333         (126,421)         5,398
Extraordinary gain(loss) on extinguishment of debt - pro forma                        (1,147,478)         968,576        127,671
                                                                                   -------------    -------------    -----------
Net income(loss) - pro forma                                                       $   2,858,525    $  (6,063,415)   $(8,480,318)
                                                                                   -------------    -------------    -----------

Income (loss) per share - as reported (basic and diluted):
Loss before discontinued operations and extraordinary items - as reported          $         .47    $        (.66)   $     (1.84)
Loss from impairment of non-operating land                                                   .03             (.02)            --
Extraordinary gain(loss) on extinguishment of debt - as reported                            (.09)             .13            .03
                                                                                   -------------    -------------    -----------
Net income(loss) per share - as reported (basic and diluted)                       $         .41    $        (.55)   $     (1.81)
                                                                                   -------------    -------------    -----------

Income (loss) per share - pro forma (basic and diluted):
Loss before discontinued operations and extraordinary items - pro forma            $         .29    $        (.91)   $     (1.95)
Discontinued operations - pro forma                                                          .03             (.02)            --
Extraordinary gain(loss) on extinguishment of debt - pro forma                              (.09)             .13            .03
                                                                                   -------------    -------------    -----------
Net income(loss) per share - pro forma (basic and diluted)                         $         .23    $        (.80)   $     (1.92)
                                                                                   -------------    -------------    -----------



The pro forma amounts reflected above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted typically vest over different periods of time and additional awards are made each year.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   2001      2000       1999
                                                 --------  --------   --------

Dividend yield                                        0 %        0 %        0 %
Expected life (years)                              4.00       3.78       5.62
Expected volatility                               74.74 %    69.14 %     74.7 %
Risk-free interest rate                            4.92 %     6.43 %     5.48 %

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 16 - CONTINGENCIES

The Company is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LONG-TERM DEBT - The carrying value of the Company's long-term debt approximates fair value due to the variable nature of the interest rate and the interest rate reset periods.

NOTE 18 - SEGMENT AND RELATED INFORMATION

At December 31, 2001, the Company is organized into and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been divided into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

At December 31, 2000, the Company was organized into three business units. As more fully described in Note 19, the workover and completion segment was discontinued during 2001. Accordingly, the results of its operations prior to discontinuance have been presented as discontinued operations in the statement of operations. Prior year financial statements and segment information have been restated to reflect the discontinued operations.

WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2001, 2000 and 1999 included Burlington Resources, Collins and Ware, Inc., Pioneer Natural Resources, Phillips Petroleum, Apache Corp and Denbury Management.

DIRECTIONAL DRILLING SERVICES - This segment performs procedures to enter an oil producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2001, 2000 and 1999 included Encore Operating, Chesepeake, Union Pacific, Texaco E&P, Clayton Williams Energy and Endeavor Energy.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

The accounting policies of the reportable segments are the same as those described in Note 3. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is derived from revenues less operating expenses and selling, general and administrative expenses. Segment information for the years ended December 31, 2001, 2000 and 1999 is as follows:



                                                                                  DIRECTIONAL
2001                                                              WIRELINE          DRILLING                TOTAL
---------------                                               -----------------  ----------------     -------------------
Segment revenues                                                 $39,681,966       $36,424,954             $76,106,920
Segment EBITDA                                                   $12,212,190       $ 7,278,633             $19,490,823
Segment assets                                                   $24,647,035       $25,770,536             $50,417,571




                                                                                 DIRECTIONAL
2000                                                            WIRELINE          DRILLING                TOTAL
-------------                                               -----------------  ----------------     -------------------
Segment revenues                                                 $21,636,566       $22,917,970             $44,554,536
Segment EBITDA                                                   $ 4,639,293       $ 3,836,494             $ 8,475,787
Loss from impairment of non-operating land                       $17,975,321       $24,688,389             $42,663,710



                                                                                 DIRECTIONAL
1999                                                            WIRELINE          DRILLING                TOTAL
-------------                                               -----------------  ----------------     -------------------
Segment revenues                                                 $17,726,484       $10,310,919             $28,037,403
Segment EBITDA                                                   $ 1,608,648       $   721,452             $ 2,330,100
Segment assets                                                   $16,710,665       $19,305,569             $36,016,234

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------


The Company has certain expenses and assets, which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets for the years ended December 31, 2001, 2000, and 1999 is presented as follows:


                                                                             2001              2000               1999
                                                                        ---------------   ---------------   ------------------
EBITDA
Total segment EBITDA                                                      $19,490,823       $ 8,475,787          $ 2,330,100
Depreciation and amortization                                              (6,629,064)       (5,350,303)          (4,929,748)
Unallocated corporate expense                                              (1,275,854)       (3,100,344)          (2,229,111)
                                                                        ---------------   ---------------   ------------------

    Income (loss) from operations                                         $11,585,905       $    25,140          $(4,828,759)
                                                                        ---------------   ---------------   ------------------

ASSETS
Total segment assets                                                      $50,417,571       $42,663,710          $36,016,234
Assets of discontinued operations as previously reported                                        139,649              249,285
Unallocated corporate assets                                                   63,304            71,615               46,465
                                                                        ---------------   ---------------   ------------------

      Total assets                                                        $50,480,875       $42,874,974          $36,311,984
                                                                        ---------------   ---------------   ------------------





NOTE 19 - DISCONTINUED OPERATIONS

In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $476,172, net of income taxes of $0. This business unit had revenues of approximately $526,000, and $1,145,000 and an operating loss of approximately $99,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively, and an operating gain of approximately $5,000 for the year ended December 31, 1999. Operating results for all previous years have been restated to exclude the operating results of the Company's workover and completion business unit.

NOTE 20 - SUBSEQUENT EVENTS

In February 2002, the Company acquired the assets of Big Gun Perforating, Inc. for $300,000. The acquisition will enable the Company to expand its tubing conveyed perforating ("TCP") services to its existing onshore and offshore customer base.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------------------------------------------------------------
Years ended December 31, 2001 and December 31, 2000
-------------------------------------------------------------------------------


                                                                        INCOME (LOSS)
                                                  INCOME (LOSS)      BEFORE DISCONTINUED
                                   NET INCOME   BEFORE DISCONTINUED     OPERATIONS AND                   NET INCOME
                                  (LOSS) FROM     OPERATIONS AND     EXTRAORDINARY ITEMS  NET INCOME       (LOSS)
                      SALES        OPERATIONS   EXTRAORDINARY ITEMS       PER SHARE          (LOSS)       PER SHARE
                  ---------------------------------------------------------------------------------------------------
2001
 First Quarter    $ 18,131,297   $  3,228,216    $  1,889,556        $      0.15         $  1,889,556    $      0.15
 Second Quarter     21,365,502      5,192,251       3,761,287               0.30            3,761,287           0.30
 Third Quarter      21,414,345      4,331,219       2,559,820               0.20            1,901,514           0.15
 Fourth Quarter     15,195,776     (1,165,781)     (2,400,794)             (0.19)          (2,512,633)         (0.20)
                  ------------   ------------    ------------        -----------         ------------    -----------

                  $ 76,106,920   $ 11,585,905    $  5,809,869        $      0.46         $  5,039,724    $      0.40
                  ============   ============    ============        ===========         ============    ===========


2000
 First Quarter    $  7,979,632   $ (1,273,644)   $ (2,240,329)       $     (0.31)        $ (1,347,942)   $     (0.19)
 Second Quarter      9,474,537       (259,466)     (1,472,744)             (0.20)          (1,394,545)         (0.19)
 Third Quarter      12,650,295        725,268        (669,285)             (0.09)            (625,949)         (0.09)
 Fourth Quarter     14,755,078        832,982        (644,034)             (0.06)            (815,801)         (0.08)
                  ------------   ------------    ------------        -----------         ------------    -----------

                  $ 44,859,542   $     25,140    $ (5,026,392)       $     (0.66)        $ (4,184,237)   $     (0.55)
                  ============   ============    ============        ===========         ============    ===========
