Form 10-Q
period 2002-03-31
BLACK WARRIOR WIRELINE CORP
filed 2002-07-09
CIK 839871

`
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark One)
           X Quarterly Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the quarterly period ended March 31,
              2002; or

              Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934 for the transition period
              from             to           .
                   ------------   ----------

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             11-2904094
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S employer
incorporation of organization)                             identification no.)

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
                 -----------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X               NO
                          ---                  ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 1, 2001, 12,496,408 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                       Page
                                                                       ----


Item 1.    Financial Statements

           Condensed Balance Sheets - March 31, 2002 (unaudited)
           and December 31, 2001                                        3

           Condensed Statements of Operations -
           Three Months Ended March 31, 2002 (unaudited) and
           March 31, 2001 (unaudited)                                   4

           Condensed Statements of Cash Flows -
           Three Months Ended March 31, 2002 (unaudited) and
           March 31, 2001 (unaudited)                                   5

           Notes to Condensed Financial Statements -
           Three Months Ended March 31, 2002 (unaudited) and
           March 31, 2001 (unaudited)                                   6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               16

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            25

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS


                                                                                          MARCH 31,          DECEMBER 31,
                                                                                            2002                 2001
                                                                                         (UNAUDITED)

                                        ASSETS
Current assets:
     Cash and cash equivalents                                                           $  1,246,006        $  2,819,236
     Accounts receivable, less allowance of $960,000 and $958,573, respectively            10,977,210          13,356,718
     Prepaid expenses                                                                       1,614,538              98,552
     Other receivables                                                                        455,397             450,808
     Other current assets                                                                     675,610             641,177
                                                                                         ------------        ------------

           Total current assets                                                            14,968,761          17,366,491

Land and building, held for sale                                                              156,250             156,250
Inventories                                                                                 4,386,804           4,279,133
Property, plant and equipment, less accumulated depreciation                               25,002,780          24,634,846
Loan to Shareholder                                                                           180,000                  --
Other assets                                                                                1,304,105           1,083,713
Goodwill, less accumulated amortization of $690,438 and $690,438, respectively              2,960,442           2,960,442
                                                                                         ------------        ------------

           Total assets                                                                  $ 48,959,142        $ 50,480,875
                                                                                         ============        ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                    $  4,484,191        $  6,310,029
     Accrued salaries and vacation                                                            673,987             790,225
     Accrued interest payable                                                                 128,964             128,871
     Other accrued expenses                                                                 1,037,019             980,588
     Current maturities of long-term debt and capital lease obligations                    10,334,098           8,619,507
                                                                                         ------------        ------------

           Total current liabilities                                                       16,658,259          16,829,220

Notes payable to related parties, net of unamortized discount                              24,115,031          24,387,044
Non current accrued interest payable to related parties                                     7,954,427           7,062,010
Long-term debt, less current maturities                                                    13,033,670          12,750,000
Deferred revenue                                                                              100,000             100,000
                                                                                         ------------        ------------

           Total liabilities                                                               61,861,387          61,128,274
                                                                                         ------------        ------------

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
         none issued at March 31, 2002 or December 31, 2001                                        --                  --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,496,408 shares issued at March 31, 2002 and
         December 31, 2001, respectively                                                        6,248               6,248
     Additional paid-in capital                                                            20,243,227          19,956,227
     Accumulated deficit                                                                  (32,568,327)        (30,026,481)
     Treasury stock, at cost, 4,620 shares at March 31, 2002 and December 31, 2001           (583,393)           (583,393)
                                                                                         ------------        ------------

           Total stockholders' deficit                                                    (12,902,245)        (10,647,399)
                                                                                         ------------        ------------

           Total liabilities and stockholders' deficit                                   $ 48,959,142        $ 50,480,875
                                                                                         ============        ============



          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and March 31, 2001




                                                                     MARCH 31, 2002           MARCH 31, 2001
                                                                       (UNAUDITED)              (UNAUDITED)

Revenues                                                              $ 12,649,603             $ 17,815,184

Operating costs                                                          9,143,614               11,234,022

Selling, general and administrative expenses                             2,830,310                1,868,924

Depreciation and amortization                                            1,948,060                1,491,871
                                                                      ------------             ------------

        Income (loss) from continuing operations                        (1,272,381)               3,220,367

Interest expense and amortization of debt discount                      (1,295,442)              (1,296,135)

Net gain on sale of fixed assets                                            18,333                       --

Other income                                                                 7,644                   24,143
                                                                      ------------             ------------

        Income (loss) before provision for income taxes,
         discontinued operations and extraordinary items                (2,541,846)               1,948,375

Provision for income taxes                                                      --                   38,846
                                                                      ------------             ------------

        Income (loss) before discontinued operations and
         extraordinary items                                            (2,541,846)               1,909,529

Discontinued Operations:

        Loss from operations of discontinued Drilling
          and Completion segment, net of income taxes
          of $0                                                                 --                   (6,080)
                                                                      ------------             ------------

          Net income (loss)                                           $ (2,541,846)            $  1,903,449
                                                                      ------------             ------------

Net income (loss) per share - basic and diluted:
        Income (loss) before discontinued operations                  $       (.20)            $        .15

        Discontinued operations                                                 --                       --
                                                                      ------------             ------------

Net income (loss) per share - basic and diluted                       $       (.20)            $        .15
                                                                      ============             ============




          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and March 31, 2001



                                                                          MARCH 31, 2002         MARCH 31, 2001
                                                                            (Unaudited)            (Unaudited)

Cash (used in) provided by operations:                                     $(1,305,535)           $ 1,993,084
                                                                           -----------            -----------


Cash flows from investing activities:
          Acquisitions of property, plant and equipment                     (2,284,286)            (1,419,683)
          Proceeds from sale of property, plant and equipment                   18,333                     --
                                                                           -----------            -----------
Cash used in investing activities:                                          (2,265,953)            (1,419,683)
                                                                           -----------            -----------

Cash flows from financing activities:
         Debt issuance costs                                                        --               (172,584)
         Proceeds from bank and other borrowings                             2,843,471                 88,853
         Principal payments on long-term debt, notes payable and
         capital lease obligations                                            (946,757)            (1,117,902)
         Net draws on working revolver                                         101,544                498,625
                                                                           -----------            -----------
Cash provided by (used in) financing activities                              1,998,258               (703,008)
                                                                           -----------            -----------

Net decrease in cash and cash equivalents                                   (1,573,230)              (129,607)
Cash and cash equivalents, beginning of period                               2,819,236              1,373,699
                                                                           -----------            -----------
Cash and cash equivalents, end of period                                   $ 1,246,006            $ 1,244,092
                                                                           ===========            ===========

Supplemental disclosure of cash flow information:
         Interest paid                                                     $   402,931            $   735,998
         Income taxes paid                                                 $         0            $         0

Supplemental disclosure of non-cash investing and financing
activities
      Notes payable and capital lease obligations incurred to
      acquire property, plant and equipment                                $   134,351            $         0






          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 should be read in conjunction with this document.

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for the quarter ended March 31, 2001 for the discontinued operations (see Note 8).

RECENT RECAPITALIZATION

         2001 Credit Agreement. On September 14, 2001, the Company entered into a Credit Agreement with General Electric Capital Corporation, as agent and lender, ("GECC") providing for the extension of revolving, term and capital expenditure ("capex") credit facilities to the Company aggregating up to $40.0 million (referred to herein as the "Credit Facility"). The Company and GECC entered into amendments to the Credit Facility in January 2002 and June 2002. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, as defined , a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance expenses. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days' overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. Pursuant to the June 10, 2002 loan amendment discussed below, the LIBOR conversion and borrowing option was suspended until the quarter ending March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. The proceeds of the initial borrowings were used primarily to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At March 31, 2002, borrowings under the Credit Facility aggregated $21.2 million of which $4.5 million was outstanding under the revolving loan, $15.3 million was outstanding under the term loan and $1.4 million was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

         Before reflecting the June 2002 amendments to the Credit Facility, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment. The violations under the subordinated debt agreements were waived by the debt-holders.

         As amended, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ending June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003.

         Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Credit Facility, and the borrowings not exceeding the applicable borrowing availability under the Credit Facility, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks. The Company's liquidity is dependent upon the availability of funds borrowed under the Credit Facility.


         The agreement provides that if the outstanding balance of the term loan exceeds 70% of the Forced Liquidation Value of the eligible term equipment an immediate repayment is required to eliminate the excess. Likewise, if the outstanding balance of the Capex Loan exceeds the lesser of (i) the Maximum Capex Amount and (ii) 100% of the Forced Liquidation Value of eligible Capex equipment, an immediate repayment of the excess is required. The June 10, 2002 amendment limits the borrowing base on the Capex loan to the lesser of (i) 70% of the arms-length hard cost of the eligible Capex equipment, (ii) 100% of the Forced Liquidation Value of all eligible Capex equipment and (iii) consolidated EBITDA for the fiscal month then ended less interest expense paid in cash during such month plus scheduled payments of indebtedness during such month plus $250,000 for routine capital expenditures. This limitation provides for any unused borrowings under this provision to be carried over to the next month. The amendment further requires an immediate repayment if the combined aggregate outstanding balance on the Term Loan and Capex Loan exceed 50% of the Forced Liquidation Value of eligible Capex equipment and eligible term equipment. This amendment currently limits the Company's combined maximum borrowings pursuant to its Term Loan and Capex Loan to approximately $21.7 million.


         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to extend the maturity date to December 31, 2004. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. St. James and its affiliates (a related party) purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to St. James Capital Partners, L.P., SJMB, L.P., and certain other of their affiliates which matured in March, 2001. St. James Capital Partners, L.P., SJMB, L.P. and certain of its affiliated entities and partners are hereafter collectively referred to as "St. James". The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company also extended the expiration date of 28.7 million warrants until December 31, 2004 in connection with the extension of the St. James promissory notes.

         The Company continues to be highly leveraged and has an accumulated deficit of $33 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations, could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:



                                     FOR THE THREE MONTHS                             FOR THE THREE MONTHS
                                     ENDED MARCH 31, 2002                             ENDED MARCH 31, 2001
                                     --------------------                             --------------------
                           Loss             Shares            Per Share      Income          Shares            Per Share
                           Numerator        Denominator       Amount         Numerator       Denominator       Amount
                           ---------        -----------       ------         ---------       -----------       ------

Net income (loss)          $(2,541,846)                                      $1,903,449
                           ============                                      ==========

BASIC AND DILUTED EPS
Income (loss) available
to common shareholders     $(2,541,846)     12,491,788        $(0.20)        $1,903,449      12,491,788        $0.15




         Options and warrants to purchase 81,480,519 and 78,015,078 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see
Note 7.).

          Convertible debt instruments, including convertible interest, which would result in the issuance of 43,231,134 and 32,866,667 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of March 31, 2002 (see Note 7).


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


5.     SEGMENT AND RELATED INFORMATION

       At March 31, 2002, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       At March 31, 2001, the Company was organized into three business units. As more fully described in Note 8, the workover and completion segment was discontinued during 2001. Accordingly, the results of its operations prior to discontinuance have been presented as discontinued operations in the statement of operations. Prior period financial statements and segment information have been restated to reflect the discontinued operations.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2002 included Burlington Resources, Walter Oil & Gas, and Continental Resources.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2002 included Encore Operating, BP Amoco and Clayton Williams Energy.

       The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 2002 and 2001 is as follows:

          Three months ended March 31, 2002

                                                     DIRECTIONAL
                                     WIRELINE        DRILLING        TOTAL
                                     --------        --------        -----

           Segment revenues          $7,598,054      $5,051,549      $12,649,603
           Segment EBITDA            $1,049,335      $  347,668      $ 1,397,003



          Three months ended March 31, 2001

                                                     DIRECTIONAL
                                     WIRELINE        DRILLING        TOTAL
                                     --------        --------        -----

           Segment revenues          $9,910,682      $7,904,502      $17,815,184
           Segment EBITDA            $3,737,500      $1,436,315      $ 5,173,815




The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three months ended March 31, 2002 and 2001 is presented as follows:

Three months ended March 31:

                                                          2002          2001

                  Total segment EBITDA                $ 1,397,003    $5,173,815
                  Depreciation and amortization        (1,948,060)   (1,491,871)
                  Unallocated corporate expense          (721,324)     (461,577)
                                                      -------------------------
                       Income (loss) from operations  $(1,272,381)   $3,220,367
                                                      ===========    ==========

6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of March 31, 2002, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

         During 2000, the Company entered into three capital leases totalling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. There was $596,749 outstanding on these leases as of March 31, 2001. The outstanding balance of $136,000 of the leases was paid in full in connection with the GECC refinancing in September 2001.

         On November 20, 2000, the Company entered into a capital lease agreement for approximately $539,000 with Big Foot Tool Rental Service, LLC, which is partially owned by an officer and an employee of the Company. There was $449,546 outstanding on this lease as of March 31, 2001. The outstanding balance of $393,000 of the lease was paid in full in connection with the GECC refinancing.

         During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc. This note was paid in full with the refinancing plan with Coast Business Credit in 2001.

         In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast Business Credit by the Director and SJCP in connection with the Company's borrowings from Coast Business Credit in 2000.

         The Company has executed notes payable to St. James Merchant Bankers, L.P ("SJMB") and St. James Capital Partners, L.P. ("SJCP"), whose chairman and chief executive officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At March 31, 2002 and 2001, notes due to SJMB, SJCP, their principal partners and affiliates totalled $23,566,882 and $23,650,000, respectively. The notes bear interest at 15% and, as more fully described in Note 1, permit conversion to equity under certain conditions, which would result in substantial dilutions to existing shareholders.


         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceeding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the quarter ended March 31, 2002 was approximately $10,000.

7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. In September 2001, the Company paid $1.1 million to Bendover out of the proceeds of the GECC financing in full payment of all outstanding principal and interest obligations owing to Bendover.

         The Company has outstanding at March 31, 2002 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 124,711,653 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on March 31, 2002, would represent 9.1% of the shares outstanding on a fully diluted basis.


NOTE 8 - DISCONTINUED OPERATIONS

         In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $476,172, net of income taxes of $0. This business unit had revenues of approximately $316,000 and a loss of approximately $6,000 for the quarter ended March 31, 2001.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month the Company elects to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred. The Company has not completed its initial assessment but does not expect that any potential impairment will have a material impact on its financial statements however, the Company can make no assurance as to the financial statement impact until the assessment is complete.

         The following table presents the impact on net income and earnings per share in prior periods had SFAS No. 142 been effective for those periods:



                                                              Quarter Ended
                                                     ----------------------------------
                                                      March 31, 2002    March 31, 2001
                                                     ----------------  ----------------
         Reported net income (loss)                    $(2,541,846)       $1,903,449
                Add:  Goodwill amortization,
                         net of tax of $0                       --            39,860
                                                       -----------        ----------
         Adjusted net income (loss)                    $(2,541,846)       $1,943,309
                                                       ===========        ==========

         Basic and diluted earnings per share:
                Reported net income
                (loss)                                 $     (0.20)       $     0.15

                Goodwill amortization, net of tax of
                $0                                              --                --
                                                       -----------        ----------
         Adjusted net income (loss)                    $     (0.20)       $     0.15
                                                       ===========        ==========




         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS 144 January 1, 2002 and it did not have a material effect on the financial statements upon adoption.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and the first quarter of 2002. While oil and natural gas commodity prices have given evidence of improving, there can be no assurance that the Company will experience the strong revenues and income from operations in 2002 that were realized in the first three quarters of 2001. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services.


         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 26, 2002, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. In November 2001, the Company retained Simmons & Company International as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. The Company is not engaged in any negotiations at July 1, 2002 that its management believes may lead to its acquisition or other material transaction. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all of its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         The following table sets forth the Company's revenues from its two principal lines of business for the three months ended March 31, 2002 and 2001, respectively:

                                                THREE MONTHS ENDED
                                              3/31/02           3/31/01

                 Wireline                   $ 7,598,054       $ 9,910,682
                 Directional Drilling         5,051,549         7,904,502
                                            -----------------------------
                                            $12,649,603       $17,815,184



         Total revenues decreased by approximately $5.2 million to approximately $12.6 million for the three months ended March 31, 2002 as compared to total revenues of approximately $17.8 million for the three months ended March 31, 2001. Wireline services revenues decreased by approximately $2.3 million in 2002 primarily due to the decreased demand for the Company's services. Directional drilling revenues decreased by approximately $2.9 million as a consequence of the general decreased level of oil and natural gas well drilling activity.

         Operating costs decreased by approximately $2.1 million for the three months ended March 31, 2002, as compared to the same period of 2001. Operating costs were 72.2% of revenues for the three months ended March 31, 2002 as compared with 63.1% of revenues in the same period in 2001. The decrease in operating costs was primarily the result of the lower overall level of activities in the three months ended March 31, 2002 compared with 2001. The increase in operating costs as a percentage of revenues was primarily because of the decreased level of activity in the industry. Salaries and benefits increased by approximately $500,000 for the three months ended March 31, 2002, as compared to the same period in 2001, while the total number of employees decreased from 352 at March 31, 2001 to 327 at March 31, 2002. The increase in salaries and benefits is primarily due to the increase in employee benefits costs as well as the costs associated with the start up of the Company's tubing conveyed perforating ("TCP") operations.

         Selling, general and administrative expenses increased by approximately $961,000 to $2.7 million in the three months ended March 31, 2002 from $1.9 million in the three months ended March 31, 2001. As a percentage of revenues, selling, general and administrative expenses increased to 22.4% in the three months ended March 31, 2002 from 10.5% in 2001, primarily as a result of decreased revenue levels as well as higher insurance costs in the first quarter of 2002.

         Depreciation and amortization increased from approximately $1.5 million in the three months ended March 31, 2001, or 8.4% of revenues, to approximately $1.9 million in 2002 or 15.4% of revenues, primarily because of the capital expenditures made in the second half of 2001.

         Interest expense and amortization of debt discount decreased by approximately $1,000 for the three months ended March 31, 2002 as compared to the same periods in 2001. See "Note 6 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The Company's net loss for the quarter ended March 31, 2002 was $2.5 million, compared with net income of $1.9 million for the quarter ended March 31, 2001. The decline in operating results for the quarter ended March 31, 2002 was the result of the general decline in demand for the Company's services that commenced in the last quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in the Company's operating activities was approximately $1.3 million for the three months ended March 31, 2002 as compared to cash provided of approximately $2.0 million for the same period in 2001. Investing activities used cash of approximately $2.3 million during the three months ended March 31, 2002 for the acquisition of property, plant and equipment. During the three months ended March 31, 2001, investing activities used cash of approximately $1.4 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $3.3 million from proceeds from bank and other borrowings and net draws on working capital revolving loans offset by principal payments on debt and capital lease obligations of approximately $1.3 million. For the same period in 2001, financing activities used cash of approximately $1.1 million for principal payments on debt and capital lease obligations offset by proceeds from bank and other borrowings of approximately $89,000 and net draws on the working capital revolving loan of approximately $499,000.

         Cash at March 31, 2002 was approximately $1.2 million as compared with cash at March 31, 2001 of approximately $2.8 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $21.2 million at March 31, 2002, owed to GECC, other indebtedness of approximately $2.0 million, and $24.6 million owed to St. James and or its affiliates.

GECC LOAN DESCRIPTION

         On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002 and June 2002. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days' overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, commencing March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. Pursuant to the June 10, 2002 loan amendment, the LIBOR conversion and borrowing option was suspended until the quarter ending March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At March 31, 2002, borrowings outstanding under the Credit Facility aggregated $21.2 million, of which $4.5 million was outstanding under the revolving loan, $15.3 million was outstanding under the term loan and $1.4 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring before September 14, 2002, 2% of the prepayment or reduction occurring thereafter but before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003 and, in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal and the creditor can require the Company to obtain up to two appraisals per year.

         Initial borrowings under the Credit Facility were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers' certificates, an opinion of counsel, repayment of the Coast senior secured loan, the extension of the maturity date of $24.6 million principal amount of the Company's outstanding subordinated notes to December 31, 2004 with no payments of principal or interest to be made prior to that date, and the completion of due diligence. Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Credit Facility, and the borrowings not exceeding the applicable borrowing availability under the Credit Facility, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks. The Company's liquidity is dependent upon the availability of funds borrowed under the Credit Facility.

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

         The financial covenants the Company is required to comply with include
(a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003.

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

         Before reflecting the June 2002 amendments to the Credit Facility, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA at December 31, 2001 and March 31, 2002. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment. The violations under the subordinated debt agreements were waived by the debt-holders.

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001,. and the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a complete statement of the terms and conditions.

         The Company continues to be highly leveraged and has an accumulated deficit of $33 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations, could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2002.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company carries its inventory at historical cost less an allowance based on motor hour usage. Inventory is written down for estimated obsolescence or unmarketable inventory with such write down being equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, any impairment is measured based on a projected net cash flows expected to result from that asset, including eventual disposition. If impairment was indicated by this analysis, measurement of the loss would be based on the fair market value of the businesses acquired calculated by discounting projected future cash flows. The projections would be over a five year period using a discount rate and terminal value multiple commensurate with current oil and gas service companies.

         The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability of its goodwill.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons 7 Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.


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

                                      BLACK WARRIOR WIRELINE CORP.
                                      ------------------------------------------
                                             (Registrant)


Date:  July 1,  2002                  /S/  William L. Jenkins
                                      ------------------------------------------
                                           William L. Jenkins
                                      President and Chief Executive  Officer


                                      /S/  Ronald Whitter
                                      ------------------------------------------
                                           Ronald Whitter
                                      Principal Financial and Accounting Officer