Form 10-Q
period 2002-06-30
BLACK WARRIOR WIRELINE CORP
filed 2002-08-16
CIK 839871

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended
     June 30, 2002;
                                       or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

                         Commission File Number 0-18754
                                                  -------
                          BLACK WARRIOR WIRELINE CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              11-2904094
          -----------------------------              -------------------
         (State or other jurisdiction of              (I.R.S employer
         incorporation of organization)              identification no.)

                   100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
                 --------------------------------------------------
                 (Address of principal executive offices, zip code)

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

                      YES /X/                     NO   / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 10, 2002, 12,496,408 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Financial Statements

                  Condensed Balance Sheets - June 30, 2002 (unaudited)
                  and December 31, 2001                                       3

                  Condensed Statements of Operations -
                  Three Months Ended June 30, 2002 (unaudited) and
                  June 30, 2001 (unaudited)                                   5

                  Condensed Statements of Operations -
                  Six Months Ended June 30, 2002 (unaudited) and
                  June 30, 2001 (unaudited)                                   6

                  Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2002 (unaudited) and
                  June 30, 2001 (unaudited)                                   7

                  Notes to Condensed Financial Statements -
                  Three and Six Months Ended June 30, 2002 (unaudited) and
                  June 30, 2001 (unaudited)                                   8


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              20

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               29

PART I - FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS


                                                                                 JUNE 30, 2002    DECEMBER 31, 2001
                                                                                 -------------    -----------------
                                                                                   (UNAUDITED)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                                      $    854,990    $  2,819,236
     Accounts receivable, less allowance of $894,000 and $958,573, respectively       10,260,538      13,356,718
     Prepaid expenses                                                                  1,119,729          98,552
     Other receivables                                                                   248,890         450,808
     Other current assets                                                                661,826         641,177
                                                                                    ------------    ------------
           Total current assets                                                       13,145,973      17,366,491

Land and building, held for sale                                                         156,250         156,250
Inventories                                                                            4,297,682       4,279,133
Property, plant and equipment, less accumulated depreciation                          25,011,379      24,634,846
Other assets                                                                           1,277,853       1,083,713
Goodwill                                                                               2,960,442       2,960,442
                                                                                    ------------    ------------
           Total assets                                                             $ 46,849,579    $ 50,480,875
                                                                                    ============    ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                               $  4,427,248    $  6,310,029
     Accrued salaries and vacation                                                       768,265         790,225
     Accrued interest payable                                                            108,097         128,871
     Other accrued expenses                                                            1,084,571         980,588
     Current maturities of long-term debt and capital lease obligations                9,442,608       8,619,507
                                                                                    ------------    ------------
           Total current liabilities                                                  15,830,789      16,829,220

Notes payable to related parties, net of unamortized discount                         24,130,017      24,387,044
Non current accrued interest payable to related parties                                8,930,247       7,062,010
Long-term debt, less current maturities                                               12,711,168      12,750,000
Deferred revenue                                                                         100,000         100,000
                                                                                    ------------    ------------
           Total liabilities                                                          61,702,221      61,128,274
                                                                                    ------------    ------------
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at June 30, 2002 or December 31, 2001                                     --              --
     Loan to shareholder                                                                (155,455)
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,496,408 shares issued and outstanding at June 30, 2002 and
         December 31, 2001, respectively                                                   6,248           6,248
     Additional paid-in capital                                                       20,243,227      19,956,227
     Accumulated deficit                                                             (34,363,269)    (30,026,481)
     Treasury stock, at cost, 4,620 shares at June 30, 2002 and December 31, 2001       (583,393)       (583,393)
                                                                                    ------------    ------------
           Total stockholders' deficit                                               (14,852,642)    (10,647,399)
                                                                                    ------------    ------------
           Total liabilities and stockholders' deficit                              $ 46,849,579    $ 50,480,875
                                                                                    ============    ============

          See accompanying notes to the condensed financial statements

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2002 and June 30, 2001

                                                              JUNE 30, 2002           JUNE 30, 2001
                                                              -------------           -------------
                                                               (UNAUDITED)             (UNAUDITED)
Revenues                                                      $ 13,451,814            $ 21,155,712

Operating costs                                                  9,503,456              12,216,895

Selling, general and administrative expenses                     2,514,861               2,039,110

Depreciation and amortization                                    2,023,907               1,578,902
                                                              ------------            ------------
        Income (loss) from continuing operations                  (590,410)              5,320,805

Interest expense and amortization of debt discount              (1,365,705)             (1,355,728)

Net gain on sale of fixed assets                                   154,278                   2,500

Other income                                                         6,895                  18,860
                                                              ------------            ------------
        Income (loss) before provision for income taxes and
         discontinued operations                                (1,794,942)              3,986,437

Provision for income taxes                                              --                  77,990
                                                              ------------            ------------
        Income (loss) before discontinued operations            (1,794,942)              3,908,447

Discontinued Operations:

        Loss from operations of discontinued Drilling
          and Completion segment, net of income taxes
          of $0                                                         --                 (86,951)

                                                              ------------            ------------
          Net income (loss)                                   $ (1,794,942)           $  3,821,496
                                                              ============            ============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations          $       (.14)          $         .31

        Discontinued operations                                         --                      --
                                                              ------------            ------------
Net income (loss) per share - basic and diluted               $       (.14)           $        .31
                                                              ============            ============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2002 and June 30, 2001

                                                              JUNE 30, 2002           JUNE 30, 2001
                                                              -------------           -------------
                                                               (UNAUDITED)             (UNAUDITED)
Revenues                                                      $ 26,101,417            $ 38,970,896

Operating costs                                                 18,647,070              23,450,917

Selling, general and administrative expenses                     5,345,171               3,908,034

Depreciation and amortization                                    3,971,967               3,070,773
                                                              ------------            ------------
        Income (loss) from continuing operations                (1,862,791)              8,541,172

Interest expense and amortization of debt discount              (2,661,147)             (2,651,863)

Net gain on sale of fixed assets                                   172,611                   2,500

Other income                                                        14,539                  43,003
                                                              ------------            ------------
        Income (loss) before provision for income taxes and
         discontinued operations                                (4,336,788)              5,934,812

Provision for income taxes                                              --                 116,836
                                                              ------------            ------------
        Income (loss) before discontinued operations            (4,336,788)              5,817,976

Discontinued Operations:

        Loss from operations of discontinued Drilling
          and Completion segement, net of income taxes
          of $0                                                         --                 (93,031)
                                                              ------------            ------------
          Net income (loss)                                   $ (4,336,788)           $  5,724,945
                                                              ============            ============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations          $       (.35)           $        .47

        Discontinued operations                                         --                    (.01)
                                                              ------------            ------------
Net income (loss) per share - basic and diluted               $       (.35)           $        .46
                                                              ============            ============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and June 30, 2001

                                                                           JUNE 30, 2002       JUNE 30, 2001
                                                                           -------------       -------------
                                                                            (Unaudited)         (Unaudited)

Cash provided by operations                                                $ 1,906,460         $  6,398,764
                                                                           -----------         ------------
Cash flows from investing activities:
          Acquisitions of property, plant and equipment                     (4,323,245)          (4,768,120)
          Proceeds from sale of property, plant and equipment                  211,351                2,500
                                                                           -----------         ------------
Cash used in investing activities                                           (4,111,894)          (4,765,620)

Cash flows from financing activities:
         Debt issuance costs                                                  (249,887)             (66,081)
         Proceeds from bank and other borrowings                             4,046,045              615,209
         Principal payments on long-term debt, notes payable and
         capital lease obligations                                          (3,091,659)          (2,278,850)
         Net payments on working revolver                                     (457,117)            (150,608)
         Loan to shareholder                                                  (190,000)                  --
                                                                           -----------         ------------
Cash provided by (used in) financing activities                                241,188           (2,604,136)
                                                                           -----------         ------------
Net decrease in cash and cash equivalents                                   (1,964,246)            (430,992)
Cash and cash equivalents, beginning of period                               2,819,236            1,373,699
                                                                           -----------          -----------
Cash and cash equivalents, end of period                                   $   854,990          $   942,707
                                                                           ===========          ===========
Supplemental disclosure of cash flow information:

         Interest paid                                                     $   539,952          $ 1,379,408
         Income taxes paid                                                 $         0          $    60,000

Supplemental disclosure of non-cash investing and financing activities:
      Notes payable and capital lease obligations incurred to
      acquire property, plant and equipment                                $   255,337          $   615,209


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

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for the three and six months ended June 30, 2001 for the discontinued operations (see Note 8).

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

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. The proceeds of the initial borrowings were used primarily to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At June 30, 2002, borrowings under the Credit Facility aggregated $20.4 million of which $3.9 million was outstanding under the revolving loan, $14.4 million was outstanding under the term loan and $2.1 million was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

         Before reflecting the June 2002 amendments to the Credit Facility, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment. The violations under the subordinated debt agreements were waived by the debt holders.

         As amended, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003. For the period ended June 30, 2002, the Company is in compliance with all financial covenants.

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

                  The Company continues to be highly leveraged and has an accumulated deficit of $34.4 million. The Company is subject to certain debt covenants requiring minimum operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations, could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                         FOR THE THREE MONTHS                       FOR THE THREE MONTHS
                                         ENDED JUNE 30, 2002                         ENDED JUNE 30, 2001
                          ---------------------------------------------      -------------------------------------------
                           Loss             Shares            Per Share      Income          Shares            Per Share
                           Numerator        Denominator       Amount         Numerator       Denominator       Amount
                           ---------        -----------       ------         ---------       -----------       ------
BASIC AND DILUTED
EPS
Income (loss) before
discontinued operations    $(1,573,586)     12,491,788        $(0.13)        $3,908,447      12,491,788        $0.31

Loss from discontinued
operations                 $       --       12,491,788        $    --        $(86,951)       12,491,788        $  --

Income (loss) available
to common shareholders     $(1,573,586)     12,491,788        $(0.13)        $3,821,496      12,491,788        $0.31




                                         FOR THE THREE MONTHS                       FOR THE THREE MONTHS
                                         ENDED JUNE 30, 2002                         ENDED JUNE 30, 2001
                          ---------------------------------------------      -------------------------------------------
                           Loss             Shares            Per Share      Income          Shares            Per Share
                           Numerator        Denominator       Amount         Numerator       Denominator       Amount
                           ---------        -----------       ------         ---------       -----------       ------
BASIC AND DILUTED EPS
Income (loss) before
discontinued operations    $(4,115,432)     12,491,788        $ (.33)        $5,817,976      12,491,788        $ .47
                           ============                                      ==========

LOSS FROM  DISCONTINUED
OPERATIONS                          --      12,491,788           --             (93,031)     12,491,788        $(.01)

Income (loss) available
to common shareholders     $(4,115,432)     12,491,788        $(0.33)        $5,724,945      12,491,788        $0.46

         Options and warrants to purchase 81,480,519 and 81,654,578 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three and six months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7.).

          Convertible debt instruments, including convertible interest, which would result in the issuance of 44,502,607 and 38,013,246 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2002 and 2001, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of June 30, 2002 (see Note 7).


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

5.     SEGMENT AND RELATED INFORMATION

       At June 30, 2002, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       At June 30, 2001, the Company was organized into three business units. As more fully described in Note 8, the workover and completion segment was discontinued during 2001. Accordingly, the results of its operations prior to discontinuance have been presented as discontinued operations in the statement of operations. Prior period financial statements and segment information have been restated to reflect the discontinued operations.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2002 included Burlington Resources, Walter Oil & Gas, and Continental Resources.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2002 included Encore Operating, BP Amoco and Clayton Williams Energy.

       The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 2002 and 2001 is as follows:

      Three months ended June 30, 2002

                                DIRECTIONAL
                                 WIRELINE        DRILLING        TOTAL
                                 --------        --------        -----
      Segment revenues          $8,131,321      $5,320,493     $13,451,814
      Segment EBITDA            $1,590,402      $  763,304     $ 2,353,706



      Three months ended June 30, 2001

                                DIRECTIONAL
                                 WIRELINE        DRILLING        TOTAL
                                 --------        --------        -----
      Segment revenues          $11,166,960     $9,988,752      $21,155,712
      Segment EBITDA            $ 4,032,382     $3,164,114      $ 7,196,496

          Six months ended June 30, 2002

                                DIRECTIONAL
                                 WIRELINE        DRILLING        TOTAL
                                 --------        --------        -----
           Segment revenues    $15,729,374     $10,372,043    $26,101,417
           Segment EBITDA      $ 2,639,737     $ 1,110,972    $ 3,750,709



          Six months ended June 30, 2001

                                DIRECTIONAL
                                 WIRELINE        DRILLING        TOTAL
                                 --------        --------        -----
           Segment revenues    $21,077,642     $17,893,254    $38,970,896
           Segment EBITDA      $ 7,769,882     $ 4,600,429    $12,370,311





The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three and six months ended June 30, 2002 and 2001 is presented as follows:

Three months ended June 30:

                                                   2002           2001
                                                   ----           ----
    Total segment EBITDA                      $  2,353,706    $ 7,196,496
    Depreciation and amortization               (2,023,907)    (1,578,902)
    Unallocated corporate expense                 (920,209)      (296,789)
                                              ------------    -----------
     Income (loss) from operations            $   (590,410)   $ 5,320,805
                                              ============    ===========

Six months ended June 30:

                                                   2002           2001
                                                   ----           ----
    Total segment EBITDA                      $  3,750,709    $12,370,311
    Depreciation and amortization               (3,971,967)    (3,070,773)
    Unallocated corporate expense               (1,641,533)      (758,366)
                                              ------------    -----------
         Income (loss) from operations        $ (1,862,791)   $ 8,541,172
                                              ============    ===========

6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of June 30, 2002, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

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

         The Company has executed notes payable to St. James Merchant Bankers, L.P ("SJMB") and St. James Capital Partners, L.P. ("SJCP"), whose chairman and chief executive officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At June 30, 2002 and 2001, notes due to SJMB, SJCP, their principal partners and affiliates totalled $23,566,882 and $23,650,000, respectively. The notes bear interest at 15%. Accrued interest payable at June 30, 2002 and 2001 totalled $8,930,247 and $7,062,010, respectively. As more fully described in Note 1, the notes payable and accrued interest are convertible to equity under certain conditions, which would result in substantial dilutions to existing shareholders.

         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the six months ended June 30, 2002 was approximately $35,000. The unamortized balance at June 30, 2002 was $155,455.

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

         The Company has outstanding at June 30, 2002 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 125,983,126 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,496,408 shares of Common Stock issued and outstanding on June 30, 2002, would represent 9.0% of the shares outstanding on a fully diluted basis.

NOTE 8 - DISCONTINUED OPERATIONS

         In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $476,172, net of income taxes of $0. This business unit had revenues of approximately $210,000 and 526,000 and a loss of approximately $87,000 and $93,000 for the three and six months ended June 30, 2001, respectively.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month the Company elects to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred. The Company has completed the step one valuation analysis as of the implementation date. The step one analysis did not indicate any impairment of goodwill. The Company has no material indefinite lived intangible assets.

         The following table presents the impact on net income and earnings per share in prior periods had SFAS No. 142 been effective for those periods:

                                                      Three Months Ended
                                               --------------------------------
                                               June 30, 2002      June 30, 2001
                                               -------------      -------------

Reported net income (loss)                     $(1,794,942)      $3,821,496
       Add:  Goodwill amortization,
             net of tax of $0                           --           38,807
                                               -----------       ----------
Adjusted net income (loss)                     $(1,794,942)      $3,860,303
                                               ===========       ==========

Basic and diluted earnings per share:
       Reported net income (loss)              $     (0.14)      $     0.31
       Goodwill amortization, net of tax                --               --
       of $0                                   -----------        ----------
                                               $     (0.14)      $     0.31
                                               ===========        ==========

                                                  Six Months Ended
                                           ----------------------------
                                           June 30, 2002     June 30, 2001
                                           -------------     -------------
Reported net income (loss)                 $(4,336,788)      $ 5,724,945
       Add:  Goodwill amortization,
             net of tax of $0                       --            78,667
                                           -----------       -----------
Adjusted net income (loss)                 $(4,336,788)      $ 5,803,612
                                           ===========       ===========
Basic and diluted earnings per share:
       Reported net income (loss)          $     (0.35)      $      0.47
       Goodwill amortization, net of tax
       of $0                                        --              0.01
                                           -----------       -----------
Adjusted net income (loss)                 $     (0.35)      $      0.48
                                           ===========       ===========



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

         In May 2002 the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this statement will have a material affect on its financial statements

In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and the first half of 2002. While oil and natural gas commodity prices have given evidence of improving, there can be no assurance that the Company will experience the strong revenues and income from operations in 2002 that were realized in the first three quarters of 2001. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of August 1, 2002, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all of its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. In November 2001, the Company retained Simmons & Company International as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. The Company is not engaged in any negotiations at August 1, 2002 that its management believes may lead to its acquisition or other material transaction. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         The following table sets forth the Company's revenues from its two principal lines of business for the three and six months ended June 30, 2002 and 2001, respectively:

                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                    -----------------------------          ----------------------------
                                    6/30/02               6/30/01          6/30/02              6/30/01
                                    -------               -------          -------              -------
   Wireline                      $ 8,131,321            $11,166,960      $15,729,374          $21,077,642
   Directional Drilling            5,320,493              9,988,752       10,372,043           17,893,254
                                 -----------            -----------      -----------          -----------
                                 $13,451,814            $21,155,712      $26,101,417          $38,970,896


         Total revenues decreased by approximately $7.7 million to approximately $13.5 million for the three months ended June 30, 2002 and decreased approximately $12.9 million to $26.1 million for the six months ended June 30, 2002 as compared to total revenues of approximately $21.2 million and $39.0 million, respectively, for the three months and six months ended June 30, 2001. Wireline services revenues decreased by approximately $3.0 million and $5.3 million, respectively, for the three and six months ended June 30, 2002 primarily due to the decreased demand for the Company's services. Directional drilling revenues decreased by approximately $4.7 million and $7.5 million, respectively, for the three and six months ended June 30, 2002 as a consequence of the general decreased level of oil and natural gas well drilling activity.

         Operating costs decreased by approximately $2.7 million and $4.8 million for the three and six months ended June 30, 2002, respectively, as compared to the same period of 2001. Operating costs were 70.6% and 71.4% of revenues for the three month and six months ended June 30, 2002 as compared with 57.7% and 60.2% of revenues in the same periods in 2001. The decrease in operating costs was primarily the result of the lower overall level of activities in the three and six months ended June 30, 2002 compared with 2001. The increase in operating costs as a percentage of revenues was primarily because of the decreased level of activity in the industry. Salaries and benefits decreased by approximately $200,000 for the three months ended June 30, 2002 and increased by approximately $408,000 for the six months ended June 30, 2002, as compared to the same period in 2001, while the total number of employees decreased from

346 at June 30, 2001 to 343 at June 30, 2002. The decrease for the three months ended June 30, 2002 is due mainly to the decrease in contract driller wages in the directional drilling segment. The increase in salaries and benefits for the six months ended June 30, 2002 is primarily due to the increase in employee benefits costs as well as the costs associated with the start up of the Company's tubing conveyed perforating ("TCP") operations.

         Selling, general and administrative expenses increased by approximately $476,000 and $1.4 million for the three and six months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses increased to 18.7% and 20.5% in the three and six months ended June 30, 2002 from 9.6% and 10.0% in 2001, primarily as a result of decreased revenue levels as well as higher insurance costs in the first quarter of 2002.

         Depreciation and amortization increased from approximately $1.6 million and $3.1 million in the three and six months ended June 30, 2001, or 7.4% and 7.9% of revenues, respectively, to approximately $2.0 million and $4.0 million, respectively, in 2002 or 15.0% and 15.2% of revenues, primarily because of the capital expenditures made in the second half of 2001.

         Interest expense and amortization of debt discount decreased by approximately $10,000 for the three months ended June 30, 2002 as compared to the same period of 2001 and increased by approximately $10,000 for the six months ended June 30, 2002 as compared to the same period in 2001. See "Note 6 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The Company's net loss for the three and six months ended June 30, 2002 was $1.8 million and $4.3 million, respectively, compared with net income of $3.8 million and $5.7 million, respectively, for the three and six months ended June 30, 2001. The decline in operating results for the three and six months ended June 30, 2002 was the result of the general decline in demand for the Company's services that commenced in the last quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $1.9 million for the six months ended June 30, 2002 as compared to $6.4 million for the same period in 2001. Investing activities used cash of approximately $4.3 million during the six months ended June 30, 2002 for the acquisition of property, plant and equipment. During the six months ended June 30, 2001, investing activities used cash of approximately $4.8 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $3.6 million from proceeds from bank and other borrowings and net draws on working capital revolving loans offset by principal payments on debt and capital lease obligations of approximately $3.1 million and a loan to the President of the Company of $190,000. For the same period in 2001, financing activities used cash of approximately $2.3 million for principal payments on debt and capital lease obligations offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $465,000.

         Cash at June 30, 2002 was approximately $855,000 as compared with cash at June 30, 2001 of approximately $943,000.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $20.4 million at June 30, 2002, owed to GECC, other indebtedness of approximately $1.3 million, and $24.6 million owed to St. James and or its affiliates.

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

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At June 30, 2002, borrowings outstanding under the Credit Facility aggregated $20.4 million, of which $3.9 million was outstanding under the revolving loan, $14.4 million was outstanding under the term loan and $2.1 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring before September 14, 2002, 2% of the prepayment or reduction occurring thereafter but before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003 and, in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal and the creditor can require the Company to obtain up to two appraisals per year.

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

         The financial covenants the Company is required to comply with include
(a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ending March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended

May 31, 2002, increasing from $(725,000) at the end of May 2002 to $6.6 million at the end of February 2003. For the period ended June 30, 2002, the Company is in compliance with all financial covenants.

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

         The Company continues to be highly leveraged and has an accumulated deficit of $34.4 million. The Company is subject to certain debt covenants requiring minimum operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations, could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and six months ended June 30, 2002.

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

         The Company carries its inventory at historical cost less an allowance based on motor hour usage. Management estimates motor hour usage rates based on historical motor usage. Actual results could differ from these estimates and could result in adjustments to inventory balances. Inventory is written down for estimated obsolescence or unmarketable inventory with such write down being equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company assesses the impairment of goodwill annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of the Reporting Unit with its carrying amount, including goodwill. If the carrying amount of the Reporting Unit exceeds the fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Reporting Unit goodwill with the carrying amount of that goodwill. If the carrying amount of the Reporting Unit goodwill exceeds the fair value of that goodwill, an impairment loss should be recognized in an amount equal to such excess.

         The Company assess the impairment of long lived assets whenever events or changes in circumstances indicate that the carry value may not be recoverable. If events or changes in circumstances that indicate a possible impairment may have occurred, the carrying value of the assets is compared to the undiscounted future cash flows generated from the assets. If the undiscounted future cash flows exceed the carrying value of the assets, an impairment loss is measured as the excess carrying value over the fair value of the asset. The Company utilizes a discounted future cash flows model to determine fair value.

         The Company considers external factors in making its assessment of potential impairment of goodwill and long lived assets. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability of its goodwill.

         Property, plant and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight line basis over lives ranging from two to ten years. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons & Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              99.1     Chief Executive Officer's Certification
              99.2     Chief Financial Officer's Certification

(b)      Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BLACK WARRIOR WIRELINE CORP.
                                   --------------------------------------------
                                          (Registrant)


Date:  August 15,  2002                /s/  William L. Jenkins
                                   --------------------------------------------
                                            William L. Jenkins
                                   President and Chief Executive  Officer

                                      /s/  Ronald Whitter
                                   ---------------------------------------------
                                           Ronald Whitter
                                   Principal Financial and Accounting Officer