Form 10-Q
period 2002-09-30
BLACK WARRIOR WIRELINE CORP
filed 2002-11-14
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                  X    Quarterly Report pursuant to Section 13 or 15(d) of the
                 ---   Securities Exchange Act of 1934 for the quarterly period
                       ended September 30, 2002; or

                 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to _________________ .

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              11-2904094
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S employer
 incorporation of organization)                              identification no.)

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
                -------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X ----- -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 10, 2002, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.           Financial Statements

                  Condensed Balance Sheets - September 30, 2002 (unaudited)
                  and December 31, 2001                                                 3

                  Condensed Statements of Operations -
                  Three Months Ended September 30, 2002 (unaudited) and
                  September 30, 2001 (unaudited)                                        4

                  Condensed Statements of Operations -
                  Nine Months Ended September 30, 2002 (unaudited) and                  5
                  September 30, 2001 (unaudited)

                  Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2002 (unaudited) and
                  September 30, 2001 (unaudited)                                        6

                  Notes to Condensed Financial Statements -
                  Three and Nine Months Ended September 30, 2002 (unaudited)
                  and September 30, 2001 (unaudited)                                    7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        17

Item 3.           Quantitative and Qualitative Disclosures about Market Risk           27

Item 4.           Controls and Procedures                                              28

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                     28

PART I - FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                                                 SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                                                 ------------------   -----------------
                                                                                     (UNAUDITED)
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                      $   905,688          $ 2,819,236
     Accounts receivable, less allowance of $737,093 and $958,573, respectively      11,747,105           13,356,718
     Prepaid expenses                                                                   535,798               98,552
     Other receivables                                                                  246,497              450,808
     Other current assets                                                               657,144              641,177
                                                                                   ------------         ------------
           Total current assets                                                      14,092,232           17,366,491

Land and building, held for sale                                                        156,250              156,250
Property, plant & equipment, less accumulated depreciation                           25,085,647           24,634,846
Inventories of tool components and sub-assemblies, net                                4,303,725            4,279,133
Other assets                                                                          1,211,893            1,083,713
Goodwill                                                                              2,960,442            2,960,442
                                                                                   ------------         ------------
           Total assets                                                             $47,810,189          $50,480,875
                                                                                   ------------         ------------
                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                               $ 5,734,506           $6,310,029
     Accrued salaries and vacation                                                      715,602              790,225
     Accrued interest payable                                                           123,378              128,871
     Other accrued expenses                                                           1,274,536              980,588
     Current maturities of long-term debt and capital lease obligations               8,753,469            8,619,507
                                                                                   ------------         ------------
           Total current liabilities                                                 16,601,491           16,829,220

Notes payable to related parties, net of unamortized discount                        24,197,185           24,387,044
Non current accrued interest payable to related parties                               9,856,493            7,062,010
Long-term debt, less current maturities                                              13,224,709           12,750,000
Deferred revenue                                                                        100,000              100,000
                                                                                   ------------         ------------
           Total liabilities                                                         63,979,878           61,128,274
                                                                                   ------------         ------------
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at September 30, 2002 or December 31, 2001                               --                   --
     Loan to shareholder                                                               (138,187)                  --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,499,528 and 12,496,408 shares issued and outstanding at
         September 30, 2002 and December 31, 2001, respectively                           6,252                6,248
     Additional paid-in capital                                                      20,250,963           19,956,227
     Accumulated deficit                                                            (35,705,324)         (30,026,481)
     Treasury stock, at cost, 4,620 shares at September 30, 2002 and
         December 31, 2001                                                             (583,393)            (583,393)
                                                                                   ------------         ------------
           Total stockholders' deficit                                              (16,169,689)         (10,647,399)
                                                                                   ------------         ------------
           Total liabilities and stockholders' deficit                             $ 47,810,189         $ 50,480,875
                                                                                   ------------         ------------

          See accompanying notes to the condensed financial statements

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2002 and September 30, 2001

                                                           SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                           ------------------     ------------------
                                                              (UNAUDITED)             (UNAUDITED)
Revenues                                                       $15,428,797           $21,414,345

Operating costs                                                 10,687,313            13,220,693

Selling, general and administrative expenses                     2,690,034             2,049,994

Depreciation and amortization                                    2,039,184             1,721,506

                                                               -----------           -----------
        Income from continuing operations                           12,266             4,422,152

Interest expense and amortization of debt discount              (1,397,976)           (1,722,378)

Net gain on sale of fixed assets                                     4,448                20,000

Other income                                                        39,207                12,305
                                                               -----------           -----------
        Income (loss) before provision for income taxes,
         discontinued operations and extraordinary items        (1,342,055)            2,732,079

Provision for income taxes                                              --                54,690
                                                               -----------           -----------
        Income (loss) before discontinued operations and
         extraordinary items                                    (1,342,055)            2,677,389

Discontinued Operations:

        Gain on disposal of Drilling and Completion segment,
           net of income taxes of $9,500                                --               466,672
                                                               -----------           -----------
           Income (loss) before extraordinary items             (1,342,055)            3,144,061

Extraordinary loss on early debt extinguishments, net of
        income tax benefit of $26,000                                   --            (1,296,481)

Extraordinary gain on extinguishments of debt, net of
        income taxes of $3,500                                          --               171,503
                                                               -----------           -----------
          Net income (loss)                                    $(1,342,055)          $ 2,019,083
                                                               ===========           ===========
Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations and
           extraordinary items                                 $      (.11)          $       .21

        Discontinued operations                                         --                   .04
        Extraordinary items                                             --                  (.09)
                                                               -----------           -----------
Net income (loss) per share - basic and diluted                $      (.11)          $       .16
                                                               ===========           ===========

          See accompanying notes to the condensed financialstatements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2002 and September 30, 2001

                                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                             ------------------   ------------------
                                                                (UNAUDITED)          (UNAUDITED)

Revenues                                                       $41,530,214           $60,385,241

Operating costs                                                 29,334,383            36,669,794

Selling, general and administrative expenses                     8,035,205             5,963,470

Depreciation and amortization                                    6,011,151             4,792,278
                                                               -----------           -----------
        Income (loss) from continuing operations                (1,850,525)           12,959,699

Interest expense and amortization of debt discount              (4,059,123)           (4,374,240)

Net gain on sale of fixed assets                                   177,059                22,500

Other income                                                        53,746                55,308
                                                               -----------           -----------
        Income (loss) before provision for income taxes,
         discontinued operations and extraordinary items        (5,678,843)            8,663,267

Provision for income taxes                                              --               173,326
                                                               -----------           -----------
        Income (loss) before discontinued operations and
         extraordinary items                                    (5,678,843)            8,489,941

Discontinued Operations:

        Loss from operations of discontinued Drilling
          and Completion segment, net of income taxes
          of $1,800                                                     --               (87,607)

        Gain on disposal of Drilling and Completion segment,
           net of income taxes of $9,500                                --               466,672
                                                               -----------           -----------
           Income (loss) before extraordinary items             (5,678,843)            8,869,006

Extraordinary loss on early debt extinguishments, net of
        income tax benefit of $26,000                                   --            (1,296,481)

Extraordinary gain on extinguishments of debt, net of
        income taxes of $3,500                                          --               171,503
                                                               -----------           -----------
          Net income (loss)                                    $(5,678,843)         $  7,744,028
                                                               ===========           ===========
Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations and
           extraordinary items                                 $      (.45)          $       .68

        Discontinued operations                                         --                   .03
        Extraordinary items                                             --                  (.09)
                                                               -----------           -----------
Net income (loss) per share - basic and diluted                $      (.45)          $       .62
                                                               ===========           ===========


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and September 30, 2001

                                                                      SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                                                      ------------------      ------------------
                                                                          (Unaudited)             (Unaudited)
Cash provided by operations                                               $   4,271,06            $ 12,175,240
                                                                          ------------            ------------
Cash flows from investing activities:
         Acquisitions of property, plant and equipment                      (6,408,620)             (8,954,184)
         Proceeds from sale of property, plant and equipment                   218,851                 527,500
                                                                          ------------            ------------
Cash used in investing activities                                           (6,189,769)             (8,426,684)
                                                                          ------------            ------------
Cash flows from financing activities:
         Debt issuance costs                                                  (127,154)             (1,965,644)
         Proceeds from bank and other borrowings                             5,326,601              17,895,308
         Principal payments on long-term debt, notes payable and
         capital lease obligations                                          (4,630,070)            (18,701,809)
         Net payments on working revolver                                     (374,862)               (746,611)
         Loan to shareholder                                                  (190,000)                     --
                                                                          ------------            ------------
Cash provided by (used in) financing activities                                  4,515              (3,518,756)
                                                                          ------------            ------------
Net increase (decrease) in cash and cash equivalents                        (1,913,548)                229,800
Cash and cash equivalents, beginning of period                               2,819,236               1,373,699
                                                                          ------------            ------------
Cash and cash equivalents, end of period                                  $    905,688            $  1,603,499
                                                                          ============            ============
Supplemental disclosure of cash flow information:
         Interest paid                                                    $  1,270,134            $  2,104,959
         Income taxes paid                                                          --            $     60,000

Supplemental disclosure of non-cash investing and financing activities:
      Notes payable and capital lease obligations incurred to
      acquire property, plant and equipment                               $    281,733            $    894,309
      Stock warrants issued in conjunction with notes payable to
      related party                                                       $         --            $    182,000

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

         The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for the nine months ended September 30, 2001 for the discontinued operations (see Note 8).

RECENT RECAPITALIZATION

         2001 Credit Agreement. On September 14, 2001, the Company entered into a Credit Agreement with General Electric Capital Corporation, as agent and lender, ("GECC") providing for the extension of revolving, term and capital expenditure ("capex") credit facilities to the Company aggregating up to $40.0 million (referred to herein as the "Credit Facility"). The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002 and November 2002. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, as defined, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance expenses. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. Pursuant to the June 2002 loan amendment discussed below, the LIBOR conversion and borrowing option was suspended until the quarter ending March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. The proceeds of the initial borrowings were used primarily to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At September 30, 2002, borrowings under the Credit Facility aggregated $20.8 million of which $4.0 million was outstanding under the revolving loan, $13.6 million was outstanding under the term loan and $3.2 million was outstanding under the capex loan. Borrowings under the revolving loan may be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the Credit Facility. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

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

         The Company agreed to pay GECC a fee of $100,000 in connection with entering into the June 2002 amendment and $75,000 in connection with entering into the November 2002 amendment to the Credit Facility.

         As amended through October 2002, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $7.7 million during the year 2002, to $8.0 million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period,
(c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to

EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended July 31, 2002, increasing as follows:

                  Fiscal Month       Cumulative Operating Cash Flow
                  ------------       ------------------------------
                 July 31, 2002                 $  (275,000)
                 August 31, 2002               $   225,000
                 September 30, 2002            $   975,000
                 October 31, 2002              $ 1,000,000
                 November 30, 2002             $ 1,400,000
                 December 31, 2002             $ 1,700,000
                 January 31, 2003              $ 2,200,000
                 February 28, 2003             $ 2,600,000

For the period ended September 30, 2002, the Company is in compliance with all financial covenants.

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

         The agreement provides that if the outstanding balance of the term loan exceeds 70% of the Forced Liquidation Value of the eligible term equipment an immediate repayment is required to eliminate the excess. Likewise, if the outstanding balance of the Capex Loan exceeds the lesser of (i) the Maximum Capex Amount and (ii) 100% of the Forced Liquidation Value of eligible Capex equipment, an immediate repayment of the excess is required. The June 10, 2002 amendment limits the borrowing base on the Capex loan to the lesser of (i) 70% of the arms-length hard cost of the eligible Capex equipment, (ii) 100% of the Forced Liquidation Value of all eligible Capex equipment and (iii) consolidated EBITDA for the fiscal month then ended less interest expense paid in cash during such month plus scheduled payments of indebtedness during such month plus $250,000 for routine capital expenditures. This limitation provides for any unused borrowings under this provision to be carried over to the next month. The amendment further requires an immediate repayment if the combined aggregate outstanding balance on the Term Loan and Capex Loan exceed 50% of the Forced Liquidation Value of eligible Capex equipment and eligible term equipment. This amendment currently limits the Company's combined maximum borrowings pursuant to its Term Loan and Capex Loan to approximately $21.7 million. The Company agreed in the November 2002 amendment to the Credit Facility to have GECC establish an accreting reserve under the Credit Facility for the principal and interest payments due on December 1, 2002 and January 1, 2003 and the outstanding fees due under amendments to the Credit Facility aggregating $125,000.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to extend the maturity date to December 31, 2004. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. SJMB, L.P. and its affiliates (a related party) purchased $1.6 million from noteholders who chose not to extend the maturity dates. St. James Capital Partners, L.P. ("SJCP"), SJMB, L.P. ("SJMB") and certain of its affiliated entities and partners are hereafter collectively referred to as "St. James". As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. In the event such an agreement is not entered into by December 31, 2002 with a closing by March 31, 2003, the Company will be obligated to issue approximately 5.2 million additional warrants and if such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

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

         The Company continues to be highly leveraged and has an accumulated deficit of $35.7 million. The Company is subject to certain debt covenants requiring minimum operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's Credit Facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current Credit Facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                    FOR THE THREE MONTHS                       FOR THE THREE MONTHS
                                  ENDED SEPTEMBER 30, 2002                   ENDED SEPTEMBER 30, 2001
                          ----------------------------------------     --------------------------------------
                                                             Per
                              Loss           Shares         Share     Gain (Loss)       Shares      Per Share
                           Numerator      Denominator      Amount     Numerator      Denominator     Amount
                         -------------   --------------  ----------  -------------   -------------  ----------
BASIC AND DILUTED
EPS
Income (loss) before
discontinued operations
and extraordinary items   $ (1,342,055)     12,499,528   $  (0.11)    $  2,677,389      12,491,788   $   0.21

Discontinued operations   $         --   $  12,499,528   $     --     $    466,672      12,491,788   $   0.04

Extraordinary items       $         --      12,499,528   $     --     $ (1,124,978)     12,491,788   $  (0.09)

Income (loss) available
to common shareholders    $ (1,342,055)     12,499,528   $  (0.11)    $  2,019,083      12,491,788   $   0.16

BASIC AND DILUTED
EPS

Income (loss) before
discontinued operations
and extraordinary items   $ (5,678,843)     12,499,528   $  (0.45)    $  8,489,941      12,491,788   $   0.68

Discontinued operations   $         --      12,499,528   $     --     $    379,065      12,491,788   $   0.03

Extraordinary items       $         --      12,499,528   $     --     $ (1,124,978)     12,491,788   $  (0.09)

Income (loss) available
to common shareholders    $ (5,678,843)     12,499,528   $  (0.45)    $  7,744,028      12,491,788   $   0.62


         Options and warrants to purchase 83,980,519 and 81,654,578 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three and nine months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7.).

          Convertible debt instruments, including convertible interest, which would result in the issuance of 45,524,439 and 40,799,014 shares of common stock, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of September 30, 2002 (see Note 7).

3.       INVENTORIES OF TOOL COMPONENTS AND SUBASSEMBLIES, NET

         Inventories consist of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities. Tools manufactured and assembled into electric motors from tool components are expensed based on usage of the motors. Until utilized, components, sub-assemblies and expendable parts are capitalized as inventory. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

4.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various other legal actions arising in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

5.     SEGMENT AND RELATED INFORMATION

       At September 30, 2002, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2002 included Chevron, Apache Corporation, and Unocal.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2002 included Encore Operating, Lewis Petroleum and Ergon Exploration.

       The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

         Three months ended September 30, 2002

                                               DIRECTIONAL
                               WIRELINE          DRILLING          TOTAL
                               --------          --------          -----
         Segment revenues      $9,029,478      $6,399,319      $15,428,797
         Segment EBITDA        $1,987,309      $   887,899     $ 2,875,208

         Three months ended September 30, 2001

                                                DIRECTIONAL
                                 WIRELINE        DRILLING         TOTAL
                                 --------        --------         -----
         Segment revenues      $10,790,239     $10,624,106     $21,414,345
         Segment EBITDA        $ 3,686,555     $ 2,802,894     $ 6,489,449


         Nine months ended September 30, 2002

                                                DIRECTIONAL
                                 WIRELINE        DRILLING         TOTAL
                                 --------        --------         -----
         Segment revenues      $24,758,852     $16,771,362    $41,530,214
         Segment EBITDA        $ 4,627,046     $ 1,998,871    $ 6,625,917


         Nine months ended September 30, 2001

                                                DIRECTIONAL
                                 WIRELINE        DRILLING         TOTAL
                                 --------        --------         -----
           Segment revenues    $ 31,867,881    $28,517,360    $60,385,241
           Segment EBITDA      $ 11,452,805    $ 7,403,323    $18,856,128


The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations for the three and nine months ended September 30, 2002 and 2001 is presented as follows:

Three months ended September 30:
                                                   2002          2001
                                                   ----          ----
         Total segment EBITDA                 $ 2,875,208    $ 6,489,449
         Depreciation and amortization         (2,039,184)    (1,721,506)
         Unallocated corporate expense           (823,758)      (345,791)
                                              -----------    -----------
              Income from operations          $    12,266    $ 4,422,152
                                              ===========    ===========

Nine months ended September 30:
                                                   2002          2001
                                                   ----          ----
        Total segment EBITDA                 $  6,625,917    $ 18,856,128
        Depreciation and amortization          (6,011,151)     (4,792,278)
        Unallocated corporate expense          (2,465,291)     (1,104,151)
                                             ------------    ------------
             Income (loss) from operations   $ (1,850,525)   $ 12,959,699
                                             ============    ============
6.             RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of September 30, 2002, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

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

         During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc. This note was paid in full with the refinancing plan with Coast Business Credit in 2000.

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

         The Company has executed notes payable to SJMB and SJCP in connection with acquisitions and to provide funding for operations. The chairman and the chief executive officer of the general partners of SJCP and SJMB both serve on the Company's Board of Directors. At September 30, 2002 and 2001, notes due to SJMB, SJCP, their principal partners and affiliates totalled $23,566,882 and $23,650,000, respectively. The notes bear interest at 15%. Accrued interest payable at September 30, 2002 and 2001 totalled $9,856,493 and $5,949,261, respectively. As more fully described in Note 1, the notes payable and accrued interest are convertible to equity under certain conditions, which would result in substantial dilutions to existing shareholders.

         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the nine months ended September 30, 2002 was approximately $52,000. The unamortized balance at September 30, 2002 was $138,187.

7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover whereby Bendover agreed to return to the Company promissory notes aggregating $2,000,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. In September 2001, the Company paid $1.1 million to Bendover out of the proceeds of the GECC financing in full payment of all outstanding principal and interest obligations owing to Bendover.

         The Company has outstanding at September 30, 2002 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 129,504,959 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on September 30, 2002, would represent 8.8% of the shares outstanding on a fully diluted basis.

NOTE 8 - DISCONTINUED OPERATIONS

         In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $466,672, net of income taxes of $9,500. This business unit had revenues of approximately $526,000 and a loss of approximately $88,000 for the nine months ended September 30, 2001.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and was amortized through December 31, 2001, and accounted for under SFAS No. 142. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

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

         The following table presents the impact on net income and earnings per share in prior periods had SFAS No. 142 been effective for those periods:

                                                       Three Months Ended
                                                 ------------------------------
                                                 September 30,     September 30,
                                                      2002            2001
                                                 -------------    -------------
Reported net income (loss)                       $  (1,342,055)   $   2,019,083
       Add:  Goodwill amortization,
               net of tax of $0                             --           39,497
                                                 -------------    -------------
Adjusted net income (loss)                       $  (1,342,055)   $   2,058,580
                                                 =============    =============
Basic and diluted earnings per share:
       Reported net income (loss)                $       (0.11)   $        0.16
       Goodwill amortization, net of tax of $0              --               --
                                                 -------------    -------------
Adjusted net income (loss)                       $       (0.11)   $        0.16
                                                 =============    =============

                                                       Nine Months Ended
                                                 ------------------------------
                                                 September 30,     September 30,
                                                      2002            2001
                                                 -------------    -------------
Reported net income (loss)                      $(5,678,843)      $  7,744,028
       Add:  Goodwill amortization,
                 net of tax of $0                        --            118,164
                                                -----------       ------------
Adjusted net income (loss)                      $(5,678,843)      $  7,862,192
                                                ===========       ============
Basic and diluted earnings per share:
       Reported net income (loss)               $     (0.45)      $       0.63
       Goodwill amortization, net of tax of $0           --                 --
                                                 ----------       ------------
Adjusted net income (loss)                      $     (0.45)      $       0.63
                                                 ==========       ============


         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company is required to adopt this standard on January 1, 2003.

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

         In May 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this statement will have a material affect on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and the first three quarters of 2002. While oil and natural gas commodity prices have given evidence of improving throughout 2002 with a concurrent improvement in the Company's operations, the Company has not experienced the strong revenues and income from operations in 2002 that were realized in the first three quarters of 2001. There can be no assurance that the Company will continue to experience any material improvement in its operations and increase in the demand for and utilization of its services throughout the balance of 2002 and into 2003.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of November 1, 2002, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all of its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. In November 2001, the Company retained Simmons & Company International as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. The Company is not engaged in any negotiations at November 1, 2002 that its management believes may lead to its acquisition or other material transaction. There can be no assurance that the Company will seek to enter into such a transaction and no representation is made as to the terms on which any such transaction may be entered into or that such a transaction will occur. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction would be available to the Company or would not dilute the interests of the Company's existing security holders. Fluctuations in interest rates and commodity prices would adversely affect the Company's ability to raise capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following table sets forth the Company's revenues from its two principal lines of business for the three and nine months ended September 30, 2002 and 2001, respectively:

                           THREE MONTHS ENDED          NINE MONTHS ENDED
                       ------------------------    -------------------------
                          9/30/02      9/30/01       9/30/02       9/30/01
                       -----------   -----------   -----------   -----------
Wireline               $ 9,029,478   $10,790,239   $24,758,852   $31,867,881
Directional Drilling     6,399,319    10,624,106    16,771,362    28,517,360
                       -----------   -----------   -----------   -----------
                       $15,428,797   $21,414,345   $41,530,214   $60,385,241


         Total revenues decreased by approximately $5.9 million to approximately $15.4 million for the three months ended September 30, 2002 and decreased approximately $18.9 million to $41.5 million for the nine months ended September 30, 2002 as compared to total revenues of approximately $21.4 million and $60.4 million, respectively, for the three months and nine months ended September 30, 2001. Wireline services revenues decreased by approximately $1.8 million and $7.1 million, respectively, for the three and nine months ended September 30, 2002 primarily due to the decreased demand for the Company's services. Directional drilling revenues decreased by approximately $4.2 million and $11.7 million, respectively, for the three and nine months ended September 30, 2002 as a consequence of the general decreased level of oil and natural gas well drilling activity.

         Operating costs decreased by approximately $2.5 million and $7.3 million for the three and nine months ended September 30, 2002, respectively, as compared to the same period of 2001. Operating costs were 69.3% and 70.6% of revenues for the three month and nine months ended September 30, 2002 as compared with 61.7% and 60.7% of revenues in the same periods in 2001. The decrease in operating costs was primarily the result of the lower overall level of activities in the three and nine months ended September 30, 2002 compared with 2001. The increase in operating costs as a percentage of revenues was primarily because of the decreased level of activity in the industry. Salaries and benefits decreased by approximately $81,000 for the three months ended September 30, 2002 and increased by approximately $175,000 for the nine months ended September 30, 2002, as compared to the same period in 2001, while the total number of employees decreased from 352 at September 30, 2001 to 342 at September 30, 2002. The decrease for the three months ended September 30, 2002 is due mainly to the decrease in contract driller wages in the directional drilling segment. The increase in salaries and benefits for the nine months ended September 30, 2002 is primarily due to the increase in employee benefits costs as well as the costs associated with the start up of the Company's tubing conveyed perforating ("TCP") operations and plugging and abandoning ("P&A") services in 2002. The results of TCP and P&A are included in wireline services for segment reporting.

         Selling, general and administrative expenses increased by approximately $640,000 and $2.1 million for the three and nine months ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses increased to 17.4% and 19.3% in the three and nine months ended September 30, 2002 from 9.6% and 9.9% in 2001, primarily as a result of decreased revenue levels as well as higher insurance costs in 2002.

         Depreciation and amortization increased from approximately $1.7 million and $4.8 million in the three and nine months ended September 30, 2001, or 8.0% and 7.9% of revenues, respectively, to approximately $2.0 million and $6.0 million, respectively, in 2002 or 13.2% and 14.5% of revenues, primarily because of the capital expenditures made in the second half of 2001 and throughout the first nine months of 2002.

         Interest expense and amortization of debt discount decreased by approximately $324,000 for the three months ended September 30, 2002 as compared to the same period of 2001 and decreased by approximately $315,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. Both the decreases in the three and nine months ended September 30, 2002 are due mainly to the reduced interest rates in effect on outstanding senior debt for the period. See "Note 6 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The Company's net loss for the three and nine months ended September 30, 2002 was $1.3 million and $5.7 million, respectively, compared with net income of $2.0 million and $7.7 million, respectively, for the three and nine months ended September 30, 2001. The decline in operating results for the three and nine months ended September 30, 2002 was the result of the general decline in demand for the Company's services that commenced in the last quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $4.3 million for the nine months ended September 30, 2002 as compared to $12.2 million for the same period in 2001. Investing activities used cash of approximately $6.4 million during the nine months ended September 30, 2002 for the acquisition of property, plant and equipment. During the nine months ended September 30, 2001, investing activities used cash of approximately $8.9 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $5.3 million from proceeds from bank and other borrowings offset by principal payments on debt and capital lease obligations and net payments on working revolver of approximately $5.0 million and a loan to the President of the Company in March, 2002 of $190,000. For the same period in 2001, financing activities used cash of approximately $19.4 million for principal payments on debt and capital lease obligations and net payments on working revolver offset by proceeds from bank and other borrowings of approximately $17.9 million.

         Cash at September 30, 2002 was approximately $906,000 as compared with cash at September 30, 2001 of approximately $1.6 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $20.8 million at September 30, 2002, owed to GECC, other indebtedness of approximately $1.2 million, and $24.6 million owed to St. James and or its affiliates.

GECC LOAN DESCRIPTION

         On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002 and November 2002. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%.

Subject to the absence of an event of default and fulfillment of certain other conditions, commencing March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. Pursuant to the June 2002 loan amendment, the LIBOR conversion and borrowing option was suspended until the quarter ending March 31, 2003 or such earlier date as the Company is in compliance with certain financial covenants. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit ("Coast"), Bendover Company ("Bendover") and certain other indebtedness. At September 30, 2002, borrowings outstanding under the Credit Facility aggregated $20.8 million, of which $4.0 million was outstanding under the revolving loan, $13.6 million was outstanding under the term loan and $3.2 million was outstanding under the capex loan. Borrowings under the revolving loan may be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the Credit Facility. The outstanding balance of the revolving loan is to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003 and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring before September 14, 2002, 2% of the prepayment or reduction occurring thereafter but before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003 and, in connection therewith, the Company prepays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal and the creditor can require the Company to obtain up to two appraisals per year.

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

         Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as now conducted, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws and provide a mortgage or deed of trust to the lenders granting a first lien on the Company's real estate upon the request of the lenders, and provide certificates of title on newly acquired equipment with the lender's lien noted.

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

         As amended through October 2002, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $7.7 million during the year 2002, to $8.0 million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 1.3:1.0 for the preceding twelve-month period,
(c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2003, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2003, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended July 31, 2002, increasing as follows:

                   Fiscal Month            Cumulative Operating Cash Flow
                   ------------            ------------------------------
                   July 31, 2002                  $  (275,000)
                   August 31, 2002                $   225,000
                   September 30, 2002             $   975,000
                   October 31, 2002               $ 1,000,000
                   November 30, 2002              $ 1,400,000
                   December 31, 2002              $ 1,700,000
                   January 31, 2003               $ 2,200,000
                   February 28, 2003              $ 2,600,000

For the period ended September 30, 2002, the Company is in compliance with all financial covenants.

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

         Before reflecting the June 2002 amendment to the Credit Facility, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA at December 31, 2001 and March 31, 2002. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility.

         The Company agreed in the November 2002 amendment to the Credit Facility to have GECC establish an accreting reserve under the Credit Facility for the principal and interest payments due on December 1, 2002 and January 1, 2003 and the outstanding fees due under amendments to the Credit Facility aggregating $125,000.

         The Company agreed to pay GECC a fee of $100,000 in connection with entering into the June amendment and $75,000 in connection with entering into the November amendment to the Credit Facility.

         Reference is made to the Credit Agreement, filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001, and the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a complete statement of the terms and conditions.

         The Company continues to be highly leveraged and has an accumulated deficit of $35.7 million. The Company is subject to certain debt covenants requiring minimum operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's Credit Facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and nine months ended September 30, 2002.

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

         Inventories consist of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities. The Company carries its inventory at historical cost less an allowance based on motor hour usage. Tools manufactured and assembled into electric motors from tool components are expensed based on usage of the motors. Actual results could differ from these estimates and could result in adjustments to inventory balances. Until utilized, components, sub-assemblies and expendable parts are capitalized as inventory. Inventory is written down for estimated obsolescence or unmarketable inventory with such write down being equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories are classified as a long-term asset rather than a current asset as is consistent with industry practice.

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

         The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If events or changes in circumstances that indicate a possible impairment may have occurred, the carrying value of the asset is compared to the undiscounted future cash flows generated from the assets. If the undiscounted future cash flows exceed the carrying value of the assets, an impairment loss is measured as the excess carrying value over the fair value of the asset. The Company utilizes a discounted future cash flows model to determine fair value.

         The Company considers external factors in making its assessment of potential impairment of goodwill and long-lived assets. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability of its goodwill.

         Property, plant and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight-line basis over lives ranging from two to ten years. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate and increase revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry, demand for those services, and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons & Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, implement and, if appropriate, expand its cost-cutting program instituted in 1998, the ability of the Company to compete in the premium oil and gas well services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and waivers of covenant breaches when required. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         From time to time, the Company holds financial instruments comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company's market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. The Company typically invests in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from

GECC at December 31, 2001 remained unchanged throughout 2002, if a 100 basis point increase in interest rates under the Credit Facility prevailed throughout the year, it would increase the Company's 2002 interest expense by approximately $205,000.

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Jenkins and Mr. Whitter, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              10.37.10 Third Amendment to Credit Agreement with General Electric Capital Corporation entered into as of October 31, 2002.
              99.1        President and Chief Executive Officer's Certification
              99.2        Chief Financial Officer's Certification

(b)      Reports on Form 8-K

                           The Registrant filed a Current Report on Form 8-K in response to Item 4 and an amendment thereto in response to Item 7 of Form 8-K for an event occurring on September 18, 2002. Such Reports were filed on September 25 and September 30, 2002, respectively.

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

                                               BLACK WARRIOR WIRELINE CORP.
                                      ------------------------------------------
                                                       (Registrant)

Date:  November 14,  2002                     /S/  William L. Jenkins
                                     -------------------------------------------
                                                   William L. Jenkins
                                          President and Chief Executive Officer

                                                /S/  Ronald Whitter
                                     -------------------------------------------
                                                     Ronald Whitter
                                     Principal Financial and Accounting Officer

                                 CERTIFICATIONS

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
             ------------------------------------------------------

I, William L. Jenkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Black Warrior Wireline Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                  /s/William L. Jenkins
                                          ---------------------
                                          William L. Jenkins
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------

I, Ronald Whitter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Black Warrior Wireline Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                             /s/ Ronald Whitter
                                                    ----------------------------
                                                     Ronald Whitter
                                                     Chief Financial Officer