Form 10-K
period 2002-12-31
BLACK WARRIOR WIRELINE CORP
filed 2003-04-16
CIK 839871

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

         For the fiscal year ended December 31, 2002; or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting stock held by non-affiliates as of March 1, 2003:

              COMMON STOCK, PAR VALUE $.0005 PER SHARE, $1,869,732

         (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                              Class: COMMON STOCK,
PAR VALUE $.0005 PER SHARE Outstanding at March 1, 2003: 12,499,528 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K

--------------------------------------------------------------------------------

                                     PART I

         ITEM 1.  BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for December 31, 2000 for the discontinued operations (see Note 22 to Notes to Financial Statements).

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $34.1 million (approximately 60.3% of revenues) in 2002, $39.7 million (approximately 52.1% of revenues) in 2001, and $21.6 million (approximately 48.5% of revenues) in 2000. At December 31, 2002, the Company owned 51 operational motor vehicle mounted wireline units, of which 37 are equipped with a state-of-the-art computer system, 8 are devoted exclusively to hoisting operations. In addition, as of December 31, 2002, the Company owned 14 operational cased-hole wireline units skid-mounted for offshore work, all of which are equipped with state of the art computers and 2 skid-mounted plug and abandon ("P&A") packages.

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

         Manufacturing. The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 2002, the Company manufactured for internal use 5 new wireline trucks, 2 new P&A packages and 1 new offshore wireline skids. The manufacturing facility also totally refurbished for internal use 4 wireline trucks and 2 offshore wireline skids.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $22.5 million (approximately 39.7% of revenues) in 2002, $36.4 million (approximately 47.8% of revenues) in 2001, and $22.9 million (approximately 51.3% of revenues) in 2000.

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

PRINCIPAL CUSTOMERS AND MARKETING

         There were no customers from which the Company earned in excess of 10% of its revenues during the three years ended December 31, 2002.

         The Company does not have any long-term agreements with its customers and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

         The Company's services are marketed by its executive officers and a sales staff of approximately 37 persons working from its district offices. The Company relies extensively on its reputation in the industry to create customer awareness of its services.

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

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oilfield services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. Periods of declines in oil and natural gas commodity prices result in reduced demand for oil and natural gas well services and thereby intensified competition adversely affecting the Company's revenues and financial condition. While competition at the present time is intense, with the improvement in prices for oil and natural gas in 2002 demand for oil and gas well services increased and the Company's ability to compete with other suppliers of services improved.

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

EMPLOYEES

         As of March 1, 2003, the Company employed approximately 344 persons on a full-time basis. Of the Company's employees, 21 are management personnel, 16 are administrative personnel and 307 are operational personnel. The Company also uses the services of approximately 8 independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described below as risk factors, as well as under "Item 1. Business - General," "- Principal Customers and Marketing," "-Operating Hazards and Insurance," "--Competition," and "--Regulation." "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General," "-Twelve-Month Periods Ended December 31, 2002 and 2001", "-Twelve-Month Periods Ended December 31, 2001 and 2000", "-Possible Future Impairment of Long-Lived Assets," "- Liquidity and Capital Resources," "-Significant Accounting Policies" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." Such forward-looking statements relate to the Company's ability to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, predictions as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, developments in international relations and the commencement of possible hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described below could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

         Substantial Outstanding Indebtedness; Recent Losses; Current Maturities of Indebtedness; Risks of Defaults. At December 31, 2002, the Company's total indebtedness, inclusive of accrued interest of $10.8 million, was approximately $58.3 million. The Company had outstanding at February 28, 2003 total indebtedness, inclusive of accrued interest of $11.5 million, of $60.9 million. The Company had net income (loss) for the three years ended December 31, 2002, 2001, and 2000 of approximately ($7.6 million), $5.0 million and ($4.0 million), respectively. Cash flows provided by (used in) operations were approximately $5.4 million, $16.3 million and ($2.9 million) for the years ended December 31, 2002, 2001, and 2000, respectively. The Company is highly leveraged. Its credit facility, pursuant to which $22.1 million of indebtedness was outstanding as of December 31, 2002, expires on September 14, 2004 and indebtedness then outstanding under the credit facility will be due and payable. The Company's level of indebtedness and the potential defaults thereunder, together with its history of losses for the years ended December 31, 2002, December 31, 2000 and prior years, and periodic covenant violations and events of default under loan agreements, pose substantial risks to the Company and the holders of its securities, including the possibility that the Company may not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness. Defaults in the repayment of this indebtedness, either at maturity or by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets resulting in loss to the Company's stockholders.

         Restrictions On Operations Imposed by Lenders; Borrowings Secured by Substantially All the Company's Assets. The Company has outstanding at December 31, 2002 senior secured indebtedness aggregating approximately $22.1 million under its Credit Agreement with General Electric Capital Corporation ("GECC"). This indebtedness is collateralized by substantially all the Company's assets. The instruments governing the Company's indebtedness to GECC impose significant operating and financial restrictions on the Company. Failure to maintain compliance with these covenants could result in the Company being unable to make further borrowings under its revolving credit arrangement with GECC which borrowings are necessary to enable the Company to fund its ongoing operations. As amended through April 2003, the financial covenants in the Credit Agreement that the Company is required to comply with include: (a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period,
(c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, increasing in monthly increments from $800,000 for the three months ended March 31, 2003 to $9.5 million for the twelve months ended February 28, 2004. Such restrictions, as well as various other affirmative and negative covenants in the Credit Agreement, affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Credit Agreement places restrictions, and under certain circumstances prohibitions, on the Company's ability to borrow money under the revolving credit provisions of the Credit Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations and a default under the Credit Agreement could impair or terminate the Company's ability to borrow funds under the revolving credit provisions. If the Company were to default on its indebtedness owing to GECC and such indebtedness was accelerated, so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to GECC would constitute a default under other indebtedness of the Company owing to other creditors, which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company or its equity security holders.

         At December 31, 2001, before reflecting an amendment to the Credit Facility entered into in June 2002, the Company was in violation of financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company and GECC entered into further amendments to the financial covenants favorable to the Company in October 2002, February 2003 and April 2003.

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

         Fluctuations in Levels of Prices for Oil and Natural Gas; Possible Adverse Impact on the Company's Revenues. The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil and natural gas production company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and exploration and development costs, in turn, are influenced by numerous factors including, but not limited to, the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, hostilities, strikes and other disruptions affecting the production of oil and natural gas as well as the delivery of those commodities, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, the activities of OPEC, market uncertainty and a variety of additional factors that are beyond the Company's control.

         Crude oil prices experienced record low levels in 1998, trading below $15/bbl for most of the year and averaging only $14.41/bbl - the lowest yearly average recorded since 1983 and down over 30 percent from prior-year levels. Prices were lower due to increased supply from renewed Iraqi exports, increased OPEC and non-OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn and a generally warmer than normal winter in the United States. U.S. natural gas weakened in 1998 compared to the prior year periods, also due to abnormally warm winter weather. In response to lower oil prices which continued into 1999, oil companies cut upstream capital spending, particularly in the second half of 1998. As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Similar events occurring in the future can again adversely affect the Company's operations.

         Increases in oil and natural gas prices subsequent to mid-1999 through 2000 resulted in an increase in demand for oil and natural gas well services. This impacted favorably the utilization of the Company's services and revenues through the third quarter of 2001. Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company's operations in the fourth quarter of 2001 and into the first half of 2002. In the first quarter of 2002, oil and natural gas commodity prices began to show improvement which continued through much of 2002. There can be no assurance that this improvement in prices will favorably impact the Company's operating results in 2003. There can be no assurance that there will be a continued improvement in oil and natural gas prices, that prices will be maintained at their current levels, that such improvement in prices as has occurred will enable the Company to operate profitably or that the Company will continue to experience an ongoing increase in the demand for and utilization of its services. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues.

         Material Charge to Operations During 1998. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

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

         Substantial Dilution. The Company has outstanding as of February 28, 2003, common stock purchase warrants, options and convertible notes which, including accrued interest that is also convertible, are entitled to purchase or be converted into an aggregate of 138,395,792 shares of the Company's Common Stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on February 28, 2003, would represent 8.3% of the shares outstanding on a fully diluted basis. Of the Company's outstanding common stock purchase warrants, options and convertible notes, including interest, 138,330,792 shares of Common Stock are issuable at an exercise price of $0.75 per share.

         The Company's convertible notes outstanding in the principal amount of $24.6 million as of December 31, 2002, accrue interest at the rate of 15% per annum. Under the terms of the Company's Credit Facility, the Company is prohibited from paying interest currently on such indebtedness. During the year ended December 31, 2002, $3.7 million of interest accrued on such indebtedness which, at a conversion price of $0.75 of accrued interest for one share of the Company's Common Stock, is convertible into 4.9 million shares. During the year ending December 31, 2003, the Company expects that an additional $3.7 million of interest will accrue on such notes which at December 31, 2003 will be convertible into 4.9 million shares. Such notes are due and payable on December 31, 2004 and can be expected to accrue interest through such time which accrued interest will be convertible at the same conversion price into shares of the Company's Common Stock. As a consequence, the holders of the Company's shares outstanding will experience additional potential dilution.

         Under the terms of agreements entered into by the Company with the holders of outstanding convertible notes extending the maturity date of such notes, if the Company has not entered into a purchase or merger agreement on or before certain dates, the holders become entitled to receive five-year common stock purchase warrants exercisable at $0.75 per share. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. Because such an agreement was not entered into by December 31, 2002, the Company became obligated to issue an additional approximately 5.2 million additional warrants. If such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue an additional approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. As a consequence, the holders of the Company's shares outstanding will experience additional potential dilution by virtue of the terms of these agreements.

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

         Dependence on Major Customers. In 2002 and prior to 2001, a large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 2002, one customer (Encore Operating) accounted for 7.9% of the Company's revenues. During the year ended December 31, 2000, one customer (Burlington Resources) accounted for approximately 7.1% of the Company's revenues. During 1999, two customers each accounted for in excess of 10% of the Company's revenues. Collins & Ware, Inc., a company in which St. James Capital Corp. and its affiliate SJMB, L.L.C. (together referred to as "SJMB") had a significant ownership interest, accounted for 10.1% of revenues and Burlington Resources accounted for 10.9% of revenues. A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of February 28, 2003, St. James, including its affiliates and partners, held 5,017,481 shares of Common Stock, promissory notes of the Company, including accrued interest, convertible into 47,585,328 shares of Common Stock and warrants to purchase an additional 70,478,846 shares of Common Stock. Upon conversion of the principal and accrued interest of the notes and exercise of the warrants, St. James, and its affiliates and partners, would hold an aggregate of 123,081,655 shares representing 94.2% of the Company's shares of Common Stock then outstanding. In addition, St. James has certain additional contractual rights which, among other things, give to St. James the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. As of February 28, 2003, two of the

Company's three Directors are a principal or employee of St. James. The foregoing give St. James the ability to exert significant influence over the business and affairs of the Company. The interests of St. James may not always be the same as the interests of the Company's other securityholders.

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

         Dependence on Key Personnel. The Company's success depends on, among other things, the continued active participation of William L. Jenkins, President, Allen R. Neel, Executive Vice-President, Danny R. Thornton, Vice-President, Wireline Services, and certain of the Company's other officers and operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through December 31, 2005) and Thornton and Neel (through April 1,
2006), and has purchased "key-man" life insurance with respect to each of such persons.

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

ITEM 2.  PROPERTIES

         The Company leases 5,000 square feet of office space in Columbus, Mississippi for a five-year term expiring on December 31, 2006 for its executive offices. The monthly rental is $5,000, plus electric and gas utilities.

         The Company maintains District Offices at 23 locations throughout its service area and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $702,500. Of such facilities, three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company also maintains executive offices in its Conroe, Texas District Office. The Company believes that all of the facilities are adequate for its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a number of legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted in the OTC Bulletin Board under the trading symbol BWWL. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin
Board:

                                                     BID PRICES
                                                ---------------------
                2001                               HIGH      LOW
         ------------------------------------------------------------

         First Quarter                            $ 0.60    $ 0.31
         Second Quarter                           $ 1.25    $ 0.56
         Third Quarter                            $ 0.65    $ 0.44
         Fourth Quarter                           $ 0.55    $ 0.31


                                                     BID PRICES
                                                ---------------------
                2002                               HIGH      LOW
         ------------------------------------------------------------

         First Quarter                            $ 0.45    $ 0.30
         Second Quarter                           $ 0.60    $ 0.46
         Third Quarter                            $ 0.35    $ 0.10
         Fourth Quarter                           $ 0.20    $ 0.09


                                                     BID PRICES
                                                ---------------------
                2003                               HIGH      LOW
         ------------------------------------------------------------

         First Quarter (through March 31)         $ 0.25    $ 0.10

         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On March 31, 2003, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.25.

         As of March 31, 2003, the Company had approximately 451 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends and is unable to do so under the terms of outstanding loan agreements.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain financial information for each of the five years ended December 31, 2002 taken from the Company's audited consolidated financial statements:


                                                                    DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                            2002                2001                2000               1999                1998
                                            ----                ----                ----               ----                ----

Revenues(1)                             $ 56,583,161        $ 76,106,920       $ 44,554,536        $ 28,037,403        $ 32,903,177
Income (loss)                           $ (2,420,015)       $ 11,585,905       $     25,140        $ (4,828,759)       $(19,272,228)
from continuing
operations
Net income (loss)                       $      (0.61)       $       0.40       $      (0.55)       $      (1.81)       $      (5.86)
per common share -
diluted
Total assets                            $ 49,671,109        $ 50,480,875       $ 42,874,974        $ 36,331,984        $ 36,814,850
Total Liabilities(2)                    $ 67,719,554        $ 61,128,274       $ 58,753,433        $ 54,478,858        $ 48,151,206
Cash Dividends                                 - 0 -               - 0 -              - 0 -               - 0 -               - 0 -



-----------------------

(1) See Note 5 to Notes to Financial Statements for information regarding acquisitions made by the Company.

(2) See Note 9 to Notes to Financial Statements for information relating to the Company's outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending by the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations experienced in the first three quarters of 2001 did not continue into the fourth quarter of 2001 and into 2002. While oil and natural gas commodity prices improved throughout much of 2002, the improved pricing did not result in revenues and income to the Company in amounts as favorable as were experienced in 2001. Revenues and income did, however, improve from quarter to quarter throughout 2002. There can be no assurance that the Company will experience continued improvement in revenues and income from operations in 2003 that were realized in 2002. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues and return to profitability.

         The following table sets forth the Company's revenues from its two principal lines of business for each of the years ended December 31, 2002, 2001, and 2000 (in thousands). In July 2001, the Company sold its workover and completion line of business and therefore operating results for 2000 have been restated for the discontinued operations (see Note 22 to Notes to Financial Statements).

                                            2002            2001          2000
--------------------------------------------------------------------------------


Wireline Services                          $34,094        $39,682        $21,637

Directional Drilling                       $22,489         36,425         22,918
                                           -------------------------------------
                                           $56,583        $76,107        $44,555
                                           =====================================

         As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Increases in oil and natural gas prices subsequent to mid-1999 through 2000 resulted in an increase in demand for oil and natural gas well services. This impacted favorably the utilization of the Company's services and revenues through the third quarter of 2001. Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company's operations in the fourth quarter of 2001 and into 2002. Throughout much of 2002, oil and gas prices improved resulting in improved demand for the Company's services, however, this improved demand and greater revenues to the Company were insufficient to enable the Company to operate profitably. There can be no assurance that this improvement in demand will favorably impact the Company's operating results in 2003. There can be no assurance that there will be a continued improvement in oil and natural gas prices, that such improvement in prices as has occurred throughout much of 2002 will enable the Company to operate profitably in 2003 or that the Company will experience an increase in the demand for and utilization of its services that will enable it to operate again at the levels experienced during the first three quarters of 2001. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the risk factors described thereunder.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of March 31, 2003, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions.

         In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intends to intensify its efforts in this connection and it intends, during the second quarter of 2003, to further its efforts in this regard by soliciting the interest of persons with a strategic or other possible interest in entering into a business combination transaction with the Company. Any such transaction can be expected to result in a change of control of the Company. At March 31, 2003, the Company had not entered into any agreements or letters of intent regarding any such business combination and it was not engaged in any substantive negotiations with any person in that regard. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and principal stockholders. There can be no assurance that the Company will enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur.

         In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction can be effected in the light of the Company's existing capital structure or that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

TWELVE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

         Revenues decreased by approximately $19.5 million or 25.7% to $56.6 million for the year ended December 31, 2002 as compared to revenues of $76.1 million for the year ended December 31, 2001. Wireline services revenues decreased by approximately $5.6 million in 2002 from 2001 primarily due to the decreased demand for the Company's services. Directional drilling revenues decreased from 2001 by approximately $13.9 million mainly as a result of the downturn in market conditions for most of 2002.

         Operating costs decreased by $8.7 million for the year ended December 31, 2002, as compared to 2001. This decrease was due primarily to the decrease in corresponding revenues of the Company as compared to 2001. Salaries and benefits increased by $945,000 for 2002 as compared to 2001. This was due primarily to the Company's decreased employee base as the Company expanded its services to include tubing conveyed perforating and plugging and well abandoning services. Operating costs as a percentage of revenues increased to 71.2% in 2002 from 64.4% in 2001 primarily because of the decreased utilization of the Company's assets as well as decreases in pricing of the Company's services.

         Selling, general and administrative expenses increased by approximately $1.8 million from $8.9 million in 2001 to $10.7 million in 2002. As a percentage of revenues, selling, general and administrative expenses increased from 11.7% in 2001 to 18.8% in 2002, primarily as a result of the reduced revenue level generated in 2002.

         Depreciation and amortization increased from $6.6 million in 2001, to $8.0 million in 2002, primarily because of the higher asset base of depreciable properties in 2002 over 2001 resulting from the Company's capital expenditures of $7.7 million in 2002.

         Interest expense and amortization of debt discount decreased by approximately $485,000 for 2002 as compared to 2001. This was directly related to lower interest rates on outstanding senior debt in 2002.

          During 2001, the Company recognized an extraordinary loss of $1,322,481, net of income taxes of $0, as a result of the repayment of indebtedness owing to Coast Business Credit in September 2001 and a cash collateral fee agreement entered into with St. James. The

Company recorded an extraordinary gain of $175,003, net of income taxes of $0, as a result of a negotiated payment of promissory notes and related obligations. The Company had no extraordinary losses in 2002.

         Net gain or loss on sale of fixed assets increased in 2002 to a net gain of $177,000 from a $34,000 net gain in 2001. Other income decreased by approximately $11,000 in 2002.

         The provision for income taxes was $0 in 2002 and 2001. The provision is $0 due to the fact that a full valuation allowance has been recorded against the net deferred tax assets generated in the years ended prior to December 31, 2002.

         The Company's net loss for 2002 was $7.6 million, compared with a net income of $5.0 million in 2001. The Company's loss in 2002 was primarily attributable to the reduced demand for the Company's services throughout 2002 compared with the enhanced demand for the Company's services in 2001. The reduced operating results was the result of decreased revenues and the decrease in demand for the Company's services throughout 2002.

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

         Interest expense and amortization of debt discount increased by approximately $900,000 for 2001 as compared to 2000. This was directly related to the increased amounts of indebtedness outstanding in 2001.

         In 2001, the Company recognized an extraordinary loss of $1,322,481, net of income taxes of $0, as a result of the repayment of indebtedness owing to Coast Business Credit in September 2001 and the St. James Collateral Compensation Agreement. The Company recorded an extraordinary gain of $175,003, net of income taxes of $0, as a result of a negotiated payment of promissory notes and related obligations. During 2000, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,575. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,575, net of income taxes of $0.

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

POSSIBLE FUTURE IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

       The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other oil and gas well service providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the realizability of its long-lived assets.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was $5.4 million for the year ended December 31, 2002 as compared to cash provided by operating activities of $16.3 million for the year ended December 31, 2001. Investing activities of the Company used cash of approximately $7.7 million during the year ended December 31, 2002 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of fixed assets of $219,000. During the year ended December 31, 2001, acquisitions of property, plant and equipment used cash of $11.2 million offset by proceeds of $108,000 from the sale of fixed assets and proceeds from the sale of discontinued operations of $525,000. Financing activities provided cash of $7.6 million from borrowings during the year ended December 31, 2002 offset by principal payments on long-term notes and capital lease obligations of $5.6 million. During the year ended December 31, 2001, the sale of convertible notes and warrants and other borrowings resulted in proceeds of $18.2 million offset by principal payments on long-term debt and capital lease obligations and loan origination costs of $20.5 million.

         During the year ended December 31, 2002, the Company expended $4.2 million for the acquisition of property, plant and equipment financed under the capital expenditure credit facility with GECC and notes payable. During the year ended December 31, 2001, the Company expended $1.2 million for the acquisition of property, plant and equipment financed under capital leases and notes payable.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $22.1 million at December 31, 2002, other indebtedness of approximately $1.2 million, and $24.2 million owing to St. James, along with $10.8 million of accrued interest payable.

         GECC Credit Facility. On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002, October 2002, February 2003 and April 2003. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, , the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit Bendover Company and certain other indebtedness. At December 31, 2002, borrowings outstanding under the Credit Facility aggregated $22.1 million, of which $6.3 million was outstanding under the revolving loan, $12.7 million was outstanding under the term loan and $3.1 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 2% of the prepayment or reduction occurring before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

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

         As amended through April 2003, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $7.7 million during the year 2002 with an exclusion on the amount spent to replace and restore plug and abandonment equipment lost due to weather in 2002, to $8.0 million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended March 31, 2003, increasing as follows:

                      FISCAL MONTH                CUMULATIVE OPERATING CASH FLOW
                      ------------                ------------------------------

         For the 3 Months Ending March 31, 2003             $  800,000

         For the 4 Months Ending April 30, 2003             $1,350,000

         For the 5 Months Ending May 31, 2003               $2,000,000

         For the 6 Months Ending June 30, 2003              $2,700,000

         For the 7 Months Ending July 31, 2003              $3,500,000

         For the 8 Months Ending August 31, 2003            $4,200,000

         For the 9 Months Ending September 30, 2003         $5,000,000

         For the 10 Months Ending October 31, 2003          $6,000,000

         For the 11 Months Ending November 30, 2003         $7,100,000

         For the 12 Months Ending December 31, 2003         $8,200,000

         For the 12 Months Ending January 31, 2004          $8,900,000

         For the 12 Months Ending February 28, 2004         $9,500,000


         Cumulative operating cash flow is defined, for the period March 1, 2003 through December 31, 2003, as the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for each preceding month commencing on January 1, 2003 minus capital expenditures paid in cash for each preceding month commencing January 1, 2003. Subsequent to December 31, 2003, cumulative operating cash flow is defined to include the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for the preceding eleven months minus capital expenditures paid in cash for the preceding eleven months.

For the period ended December 31, 2002, the Company is in compliance with all financial covenants.

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

         The Company has amended the terms of its Credit Facility with GECC on five occasions the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. There can be no assurance that the Company will be able to obtain further amendments to these financial covenants if required or that the failure to obtain such amendments when requested may not result in the Company being placed in violation of those financial covenants. Before reflecting amendments to the Credit Facility made in June 2002, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment.

         In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 is payable in June 2003 and $50,000 is payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and the Fourth Amendment and Fifth Amendment, filed as Exhibits to this Annual Report on Form 10-K for the year ended December 31, 2002, for a complete statement of the terms and conditions.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date from June 30, 2001 to December 31, 2004 on $6.9 million of the $7.0 million principal amount of promissory notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and St. James purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. Because such an agreement was not entered into by December 31, 2002, the Company became obligated to issue approximately 5.2 million additional warrants. If such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

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

         All of the debt and interest owed to St. James and its affiliates is subordinated to the Company's Credit Facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid. Consequently, all of the related party debt and accrued interest has been classified on the Company's balance sheet as non-current at December 31, 2002.

         Substantially all of the Company's assets are pledged as collateral for the debts described above.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and has been amortized through December 31, 2001 and accounted for under SFAS No. 142. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month the Company elects to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred. The

Company has completed the step one valuation analysis as of the implementation date. The step one analysis did not indicate any impairment of goodwill. The Company has no material indefinite-lived intangible assets.

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

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 effective January 1, 2002 and it did not have a material effect on its financial statements on adoption.

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this statement will have a material affect on its financial statements.

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94.3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

         In 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002.

         In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this provision will not have a material effect on the financial condition or results of operations of the Company.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 2002.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's Discussion and Analysis of Financial Condition and Results of Operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company's inventory consists of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities. Components, sub-assemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts. The Company's classification and treatment is consistent with industry practice.

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

         Property and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight line basis over lives ranging from two to ten years. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. Warrants are valued based upon an independent valuation. The difference between the face value of the warrant issued and the value per the valuation is amortized into income through interest expense over the life of the related debt instrument.

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at December 31, 2002 remained unchanged throughout 2003, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2002 prevailed throughout the year 2003, it would increase the Company's 2003 interest expense by approximately $221,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:


         Report of Independent Certified Public Accountants for the Year Ended
         December 31, 2002  ................................................     F-1

         Report of Independent Accountants for the Years Ended
         December 31, 2001 and 2000 ........................................     F-2

         Balance Sheets as of
         December 31, 2002, and 2001  ......................................     F-3

         Statements of Operations for the Years Ended
         December 31, 2002, 2001 and 2000 ..................................     F-4

         Statements of Stockholders (Deficit) for the
         Years Ended December 31, 2002, 2001, and 2000 .....................     F-5

         Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001, and 2000  ................................     F-6

         Notes to Financial Statements......................................     F-8


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Black Warrior Wireline Corp.

We have audited the accompanying balance sheet of Black Warrior Wireline Corp. (a Delaware corporation) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2, the Company is highly leveraged, has experienced liquidity constraints and has accumulated a significant deficit. As more fully described in Note 9, the Company entered into a new senior credit facility on September 14, 2001. The senior credit facility has been amended five times and the Company obtained a waiver of covenant violations in connection with the June 2002 amendment. The Company's plans for providing liquidity during 2003 are set forth in Note 2.

As discussed in Note 8 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002.

GRANT THORNTON LLP

Houston, Texas
April 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
  Black Warrior Wireline Corp.
  Columbus, Mississippi

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers
Memphis, Tennessee
June 10, 2002

BLACK WARRIOR WIRELINE CORP.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                2002                2001
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                              $  2,388,866        $  2,819,236
     Accounts receivable, less allowance of $845,635 and $958,573, respectively               12,801,228          13,356,718
     Other receivables                                                                           130,540             450,808
     Prepaid expenses                                                                             15,320              98,552
     Other current assets                                                                        781,272             641,177
                                                                                            ------------        ------------

           Total current assets                                                               16,117,226          17,366,491

Land and building, held for sale                                                                      --             156,250
Inventories of tool components and sub-assemblies, net                                         4,936,347           4,279,133
Property, plant and equipment, less accumulated depreciation                                  24,569,343          24,634,846
Other assets                                                                                     888,411           1,083,713
Goodwill and other intangible assets                                                           3,159,782           2,960,442
                                                                                            ------------        ------------

           Total assets                                                                     $ 49,671,109        $ 50,480,875
                                                                                            ============        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                       $  6,970,438        $  6,310,029
     Accrued salaries and vacation                                                             1,106,070             790,225
     Accrued interest payable                                                                    122,660             128,871
     Other accrued expenses                                                                    1,048,985             980,588
     Current maturities of long-term debt and capital lease obligations                       10,928,255           8,619,507
                                                                                            ------------        ------------

           Total current liabilities                                                          20,176,408          16,829,220

Long-term debt, less current maturities                                                       12,370,084          12,750,000
Notes payable to related parties, net of unamortized discount                                 24,238,263          24,387,044
Non current accrued interest payable to related parties                                       10,798,224           7,062,010
Deferred revenue                                                                                 136,575             100,000
                                                                                            ------------        ------------

           Total liabilities                                                                  67,719,554          61,128,274
                                                                                            ============        ============

Commitments and contingencies (Notes 4,6,7,8,14 and 15)

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at December 31, 2002 or December 31, 2001                                         --                  --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 and 12,496,408 shares issued and outstanding at
         December 31, 2002 and December 31, 2001, respectively                                     6,252               6,248
     Additional paid-in capital                                                               20,275,963          19,956,227
     Accumulated deficit                                                                     (37,603,083)        (30,026,481)
     Treasury stock, at cost, 4,620 shares at December 31, 2002 and December 31, 2001           (583,393)           (583,393)
     Loan to shareholder                                                                        (144,184)                 --
                                                                                            ------------        ------------

           Total stockholders' deficit                                                       (18,048,445)        (10,647,399)
                                                                                            ------------        ------------

           Total liabilities and stockholders' deficit                                      $ 49,671,109        $ 50,480,875
                                                                                            ============        ============

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                    2002              2001             2000

Revenues                                                        $ 56,583,161     $ 76,106,920     $ 44,554,536

Operating costs                                                   40,313,634       48,993,968       32,306,683

Selling, general and administrative expenses                      10,648,650        8,897,983        6,872,410

Depreciation and amortization                                      8,040,892        6,629,064        5,350,303
                                                                ------------     ------------     ------------
        Income (loss) from continuing operations                  (2,420,015)      11,585,905           25,140

Interest expense and amortization of debt discount                (5,417,096)      (5,902,006)      (5,002,295)


Loss from impairment of non-operating land
     and building held for sale                                           --               --         (150,000)

Net gain on sale of fixed assets                                     177,059           34,315           10,345

Other income                                                          83,450           91,655           90,418
                                                                ------------     ------------     ------------

        Income (loss) before provision for income taxes,
            discontinued operations and extraordinary items       (7,576,602)       5,809,869       (5,026,392)

Provision for income taxes                                                --               --               --
                                                                ------------     ------------     ------------

        Income (loss) before discontinued operations and
            extraordinary items                                   (7,576,602)       5,809,869       (5,026,392)

Discontinued Operations:

        Loss from operations of discontinued Drilling
           and Completion segment, net of income taxes
           of $0 and $0 (Note 22)                                         --          (98,839)        (126,421)

        Gain on disposal of Drilling and Completion segment,
           net of income taxes of $0 (Note 22)                            --          476,172               --
                                                                ------------     ------------     ------------

           Income (loss) before extraordinary items               (7,576,602)       6,187,202       (5,152,813)

Extraordinary loss on early debt extinguishments, net of
        income tax benefit of $0 (Note 16)                                --       (1,322,481)              --

Extraordinary gain on extinguishments of debt, net of
        income taxes of $0 and $0 (Note 16)                               --          175,003          968,576

                                                                ------------     ------------     ------------
           Net income (loss)                                    $ (7,576,602)    $  5,039,724     $ (4,184,237)
                                                                ============     ============     ============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations and
           extraordinary items                                  $       (.61)    $        .46     $       (.66)

        Discontinued operations                                           --              .03             (.02)

        Extraordinary items                                               --             (.09)             .13
                                                                ------------     ------------     ------------
Net income (loss) per share - basic and diluted                 $       (.61)    $        .40     $       (.55)
                                                                ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                        COMMON STOCK                                         TREASURY STOCK
                                      LOAN TO     ------------------------    PAID-IN     ACCUMULATED   -------------------------
                                    SHAREHOLDER     SHARES      PAR VALUE     CAPITAL       DEFICIT       SHARES         COST
                                    ------------  ------------  ----------  -----------  -------------  -----------   -----------
Balance, December 31, 1999                          4,812,260        2,406   13,316,081    (30,881,968)       4,620     (583,393)

Conversion of note payable
     and accrued interest
     to related party (Note 6)                      5,017,481        2,509    3,760,602

Conversion of note payable
     to related party for
     settlement of
     litigation (Note 6)                            2,666,667        1,333    1,998,667

Issuance of stock

     options to non-employees                                                   246,041

Forgiveness of debt by
     related party (Note 4)                                                     300,000

Issuance of warrants                                                            143,500

Net loss for the year ended
     December 31, 2000                                                                      (4,184,237)
                                     ----------   -----------  -----------  -----------   ------------  -----------   ----------

Balance, December 31, 2000                   --    12,496,408        6,248   19,764,891    (35,066,205)       4,620     (583,393)

Issuance of stock

     options to non-employees                                                    11,498


Issuance of warrants                                                            179,838

Net income for the year ended
     December 31, 2001                                                                       5,039,724
                                     ----------   -----------  -----------  -----------   ------------  -----------   ----------

Balance, December 31, 2001                   --    12,496,408        6,248   19,956,227    (30,026,481)       4,620     (583,393)

Loan to Shareholder                    (144,184)

Conversion of employee options                         7,740             4        7,736

Extension of warrants related to
discount of                                                                     287,000
     notes payable to related
     parties

Issuance of warrants                                                             25,000

Net loss for the year ended
     December 31, 2002                                                                      (7,576,602)
                                     ----------   -----------  -----------  -----------   ------------  -----------   ----------

Balance, December 31, 2002           $ (144,184)  $12,504,148  $     6,252  $20,275,963   $(37,603,083) $     4,620   $ (583,393)
                                     ==========   ===========  ===========  ===========   ============  ===========   ==========


   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                                2002             2001              2000
                                                                            -------------    ------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                      $ (7,576,602)    $  5,039,724     $ (4,184,237)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation                                                        7,888,302        6,444,445        5,248,716
           Amortization                                                          152,590          184,619          171,063
           Amortization of debt issue costs                                      395,018          511,504        1,370,917
           Amortization of discount on notes payable                             138,223               --               --
           Amortization of loan to shareholder                                    45,816               --               --
           Provision for doubtful accounts                                      (112,938)         540,321         (671,859)
           Net gain on disposition of property, plant and equipment             (177,059)         (34,315)         (10,345)
           Gain on disposition of discontinued operations                             --         (476,172)              --
           Impairment loss                                                            --               --          150,000
           Issuance of shares as compensation for services                            --           11,498          246,041
           Extraordinary (gain) loss on extinguishment of debt                        --        1,147,478         (968,576)
           Loan to shareholder                                                  (190,000)              --               --
           Change in:
              Accounts receivable                                                668,428       (2,464,821)      (5,789,107)
              Prepaid expenses                                                     8,232          374,239         (297,523)
              Other receivables                                                  320,268         (405,681)           1,265
              Other current assets                                               (40,095)          87,070         (201,363)
              Inventories                                                       (657,214)         414,773         (408,700)
              Other assets                                                      (295,206)         160,568          (60,960)
              Accounts payable and accrued liabilities                         4,843,589        4,814,556        2,492,740
                                                                            ------------     ------------     ------------
                    Cash provided by (used in) operating activities            5,411,352       16,349,806       (2,911,928)
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                            (7,735,715)     (11,234,276)      (3,609,108)
     Proceeds from sale of property, plant and equipment                         218,851          108,065           15,450
     Proceeds from sale of discontinued operations                                    --          525,000               --
     Proceeds from sale of short-term investments                                     --           50,000               --
                                                                            ------------     ------------     ------------
                    Cash used in investing activities                         (7,516,864)     (10,551,211)      (3,593,658)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                   5,650,206       18,184,796       31,144,947
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                             (5,627,340)     (19,406,735)     (27,047,898)
     Proceeds (payments) from (on) working revolver, net                       1,905,962       (1,121,831)       2,495,178
     Debt issue costs                                                           (253,686)      (2,009,288)      (1,138,750)
                                                                            ------------     ------------     ------------
                    Cash provided by (used in) financing activities            1,675,142       (4,353,058)       5,453,477
                                                                            ------------     ------------     ------------
                    Net increase (decrease) in cash and cash equivalents        (430,370)       1,445,537       (1,052,109)
Cash and cash equivalents, beginning of year                                   2,819,236        1,373,699        2,425,808
                                                                            ------------     ------------     ------------
Cash and cash equivalents, end of year                                      $  2,388,866     $  2,819,236     $  1,373,699
                                                                            ------------     ------------     ------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                                            $  1,687,093     $  2,471,434     $  2,685,452
                                                                            ------------     ------------     ------------
        Income taxes                                                        $         --     $    205,000     $         --
                                                                            ------------     ------------     ------------

   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                2002             2001              2000
                                                                            -------------    ------------     -------------
Supplemental schedule of noncash investing and financing activities:

     Stock warrants issued                                                  $      25,000    $    179,838     $   143,500
     Discount on extension of notes payable to related parties              $     287,000    $         --     $        --
     Conversion of notes and interest payable to related
       parties to equity (Note 9)                                           $          --    $         --     $ 5,763,111
     Forgiveness of related party debt (Note 6)                             $          --    $         --     $   300,000





   The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 - GENERAL INFORMATION

Black Warrior Wireline Corp. (the "Company"), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota and the Gulf of Mexico offshore of Louisiana and Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling activities and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. The Company has restated its operations for December 31, 2000 for the discontinued operations (see Note 22). Further discussion on business segments is located in Note 21.

NOTE 2 - LIQUIDITY

The Company reported net income (loss) for the years ended December 31, 2002, 2001, and 2000 of approximately ($7,600,000), $5,000,000 and ($4,000,000), respectively. Cash flows provided by (used in) operations were approximately $5,400,000, $16,350,000 and ($2,900,000) for the years ended December 31 2002,
2001, and 2000, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $22.1 million at December 31, 2002, other indebtedness of approximately $1.2 million and approximately $35 million (including approximately $10.8 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to the Senior Credit Facility (see Note 9). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

As discussed in Note 9, prior to June 10, 2002, the Senior Credit Facility was subject to affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, resulting in an event of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 by the respective debt-holders.

Through April 14, 2003, the Company has amended the terms of its Senior Credit Facility with GECC on five occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. In connection with the April 2003 amendment to the Credit Facility, the Company is required to maintain a cumulative operating cash flow commencing with the month ended March 31, 2003 (see Note 9 for specified amounts by month and period); limit capital expenditures to $8.0 million in 2003 and $5.0 million during the six-months ended June 30, 2004; and comply with certain fixed charges, interest coverage and senior funded debt to EBITDA ratios as detailed further in Note 9.

Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable throughout 2003, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of March 31, 2003, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions.

In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intends to intensify its efforts in this connection and it intends, during the second quarter of 2003, to renew its efforts in this regard and will be soliciting the interest of persons with a strategic or other possible interest in entering into a business combination transaction with the Company. Any such transaction can be expected to result in a change of control of the Company. At March 31, 2003, the Company had not entered into any agreements or letters of intent regarding any such business combination and it was not engaged in any substantive negotiations with any person in that regard. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and principal stockholders. There can be no assurance that the Company will enter into such a transaction and no representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur.

In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction can be effected in the light of the Company's existing capital structure or that such a transaction will not dilute the interests of the Company's existing security holders. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners. Unbilled amounts included in accounts receivable totaled $829,458 and $1,294,929 at December 31, 2002 and 2001, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is maintained at an adequate level to absorb losses in the Company's accounts receivable. Management of the Company continually monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. Provisions for bad debts and recoveries on accounts previously charged-off are added to the allowance. All accounts outstanding more than 30 days are considered past due.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

INVENTORIES OF TOOL COMPONENTS AND SUB-ASSEMBLIES, NET - Inventories consist of tool components, subassemblies and expendable parts used in directional oil and gas well drilling activities. Components, subassemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts. The Company's classification and treatment is consistent with industry practice.

LAND AND BUILDING, HELD FOR SALE - Land and building held for sale is stated at the lower of cost or estimated net realizable value. During 2000, it was determined that the land and building held for resale was impaired. The Company recorded a loss from impairment of the assets held for resale of $150,000 in the statement of operations. During 2001, the Company sold land held for sale with a cost of approximately $93,000 and recognized a gain of approximately $10,000. The remaining land and building held for sale was reclassified back into property, plant and equipment due to the absence of a sale since 2001.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. At December 31, 2002 and 2001, significantly all of the property, plant and equipment has been pledged as collateral for the Company's borrowings (see Note 9).

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill is stated at cost. The Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month the Company elects to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred.

The Company's amortizable intangible assets consist of a non-compete agreement associated with the purchase of Big Gun Perforating in February 2002. The agreement is reported under goodwill and other intangible assets on the balance sheet and is being amortized on a straight-line basis over five years, the life of the contract.

LONG-LIVED ASSETS - In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset's carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections are for a period of five years using a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION - At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note
15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                          YEAR ENDED DECEMBER 31
                                                             ----------------------------------------------
                                                                    2002            2001             2000
                                                                    ----            ----             ----
          Net income (loss), as reported                     $   (7,576,602)   $  5,039,724   $  (4,184,237)
          Deduct:  Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects               (201,289)     (2,181,199)     (1,879,178)
                                                             --------------    ------------   -------------
          Pro forma net income (loss)                        $   (7,777,891)   $  2,858,525   $  (6,063,415)
                                                             ==============    ============   =============
          Earnings (loss) per share:
              Basic - as reported                            $         (.61)   $        .40   $        (.55)
                                                             ==============    ============   =============
              Basic - pro forma                              $         (.62)   $        .23   $        (.80)
                                                             ==============    ============   =============
              Diluted - as reported                          $         (.61)   $        .40   $        (.55)
                                                             ==============    ============   =============
              Diluted - pro forma                            $         (.62)   $        .23   $        (.80)
                                                             ==============    ============   =============

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

REVENUE RECOGNITION - The Company derives revenues from performance of services and the sale of equipment. Service revenues are recognized at the time services are performed. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant. Revenue related to equipment sales is recognized when the equipment has been shipped and title and risk of loss have passed to the customer. Deferred revenue, net of related deferred cost of sales, is recorded as unearned revenues in Deferred Revenue in the accompanying Balance Sheet.

EARNINGS PER SHARE - In accordance with SFAS No. 128, "Earnings per Share", the Company presents basic and diluted earnings per share ("EPS") on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

SEGMENT REPORTING - The Company reports its business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements and changes in the measurement of segment amounts from period to period (see
Note 21).

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and it did not have a material effect upon the financial statements upon adoption.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company is required to adopt this standard on January 1, 2003 and it is not expected to have a material effect on its financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 January 1, 2002 and it did not have a material effect on the financial statements upon adoption.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this statement will have a material affect on its financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

In 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation", which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002. The Company does not plan a change to the fair value base method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this provision will not have a material effect on the financial condition or results of operations of the Company.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of a non-compete agreement associated with the purchase of Big Gun Perforating, Inc. The agreement is reported under goodwill and other intangible assets on the balance sheet and is being amortized on a straight-line basis over five years, the life of the contract. The gross carrying amount of the agreement was $249,175 on December 31, 2002. Accumulated amortization totaled $49,835 as of December 31, 2002.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

       Aggregate amortization expense:
            For the year ended December 31, 2002                    $49,835

       Estimated amortization expense:
            For the year ended December 31, 2003                    $49,835
            For the year ended December 31, 2004                    $49,835
            For the year ended December 31, 2005                    $49,835
            For the year ended December 31, 2006                    $49,835

NOTE 5 - ACQUISITIONS


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

The acquisitions did not result in any significant changes in previously reported revenues, income (loss) before provision for income taxes, discontinued operations and extraordinary items, net income (loss) or basic or dilutes earnings per share on a pro forma basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 1997, the Company acquired substantially all of the assets and certain of the liabilities of Diamondback Directional Drilling, Inc. ("DDI"). In connection with the acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI, hereinafter referred to as Bendover. One of the majority stockholders of Bendover was an officer and director of the Company. During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover whereby Bendover agreed to settle litigation and return to the Company promissory notes of approximately
$3,200,000 principal amount plus accrued interest and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest. In September 2001, the Company paid approximately $1.1 million to Bendover out of the proceeds of the General Electric Capital Corporation ("GECC") financing, as more fully discussed in Note 9, in full payment of all outstanding principal and interest obligations owing to Bendover and the lawsuit was dismissed. The payoff resulted in an extraordinary gain of approximately $175,000, net of taxes. Interest expense on this note totaled $152,642 and $121,194 for the years ended December 31, 2001 and 2000, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

The Company has executed notes payable to SJMB and SJCP, whose chairman and an employee of SJMB both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At December 31, 2002 and 2001, notes due to SJMB, SJCP and related parties totaled $24,238,263 and $23,566,882, respectively. The notes bear interest at 15%. Interest expense and accrued interest associated with these notes were as follows:

                           2002            2001            2000
                        -----------     -----------     -----------

Interest expense        $ 3,535,000     $ 3,216,000     $ 2,326,000
Accrued interest        $10,016,000     $ 6,432,000     $ 3,241,000

The Company borrowed $1,000,000 from Falcon Seaboard Investment Co., L.P. ("Falcon Seaboard"), which is affiliated with SJMP. The note bears interest at 15% with the principal and interest due in December 2004. Accrued interest payable on this borrowing totaled approximately $508,000 and $356,000 as of December 31, 2002 and 2001, respectively. Interest expense on this note approximated $150,000, $140,000 and $80,000 for each of the three years ended December 31, 2002, 2001 and 2000, respectively.

The Company has agreed to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB of the Company's former financing arrangement with Coast Business Credit ("Coast"), a financial institution. In addition, SJMB, L.L.C., the general partner of SJMB, received a fee in September 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company acquiring a credit facility from GECC (see
Note 6). Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either of SJMB or SJMB, L.L.C. unless the Company's quarterly report on Form 10-Q reflects that the Company had EBITDA of at least $7.0 million for the quarter ended September 30, 2001 and the amount of such payment is limited to no more than $150,000. The EBITDA sum was not met and the $274,000 balance due SJMB was deferred. This payable is included in other long-term liabilities at December 31, 2002, as a payment of this liability cannot be made until the GECC credit facility has been repaid.

During 2000, the Company entered into three capital leases totaling $918,000 with MWD Technology Company ("MWD"). The principal owners of MWD include employees of the Company. The outstanding balances of $136,000 of the leases were paid in full in connection with the GECC refinancing (Note 9). The leases had a stated interest rate of 52.72%. Interest expense for the leases totaled approximately $196,000 and $81,000 for the years ended December 31, 2001 and 2000, respectively.

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

During the first quarter of 2000, Hub, Inc. purchased a note payable to Fleet Capital Corporation ("Fleet") of approximately $800,000 for $500,000. In connection with this transaction, Fleet released the Company from all indebtedness to Fleet. Hub, Inc. agreed to cancel the note in exchange for a payment of $500,000. A board member of the Company is a principal in Hub, Inc. This note was paid in full in connection with the refinancing plan with Coast Business Credit ("Coast") in 2000.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Director and SJCP in connection with the Company's borrowings from Coast in 2000.

At December 31, 1999 and through part of 2000, SJMB held a significant ownership interest in Collins and Ware, Inc., which was a customer of the Company. Sales to Collins and Ware, Inc. during 2000 were approximately $783,000.

On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a member of the Company's Board of Directors, for $200,000. As of December 31, 2002, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the year ended December 31, 2002 was approximately $82,000. The unamortized balance at December 31, 2002 was $144,184.

See Notes 9 and 11 for financing arrangements and common stock transactions with related parties.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following at December 31, 2002 and 2001:

                                                2002          2001
                                            -----------   ------------

Land and building                           $   401,250   $   245,000
Vehicles                                     14,106,273    12,681,793
Operating equipment                          41,446,918    35,513,416
Office equipment                                986,457       816,780
                                            -----------   -----------
                                             56,940,898    49,256,989
Less: accumulated depreciation               32,371,555    24,622,143
                                            -----------   -----------

        Net property, plant and equipment   $24,569,343   $24,634,846
                                            -----------   -----------

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $7,888,302, $6,444,445 and $5,248,716, respectively.

As more fully described in Note 6, all outstanding capital leases were paid off during 2001 in connection with the GECC refinancing. The following is a summary of the equipment under capital leases (included above) at December 31, 2000:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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
                                                              ----------

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In contrast to accounting standards in effect during 2001 and 2000, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. The information presented below reflects adjustments to information reported in 2001 and 2000 as if SFAS 142 had been applied in those years. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets and the modification in the estimated useful lives of intangible assets with finite lives. The balance in unamortized goodwill was $2,960,442, $2,960,442 and $3,118,102 at December 31, 2002, 2001 and 2000, respectively.

                                                       YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------
                                               2002            2001             2000
                                          --------------   -------------   --------------
Reported net income (loss)                $  (7,576,602)   $   5,039,724   $  (4,184,237)
       Add:  Goodwill amortization                   --          157,660         171,063
                                          -------------    -------------   -------------
Adjusted net income (loss)                $  (7,576,602)   $   5,197,384   $  (4,013,174)
                                          =============    =============   =============
Basic and diluted earnings per share:
       Reported net income (loss)         $       (0.61)   $        0.40   $       (0.55)
       Goodwill amortization                         --             0.01            0.02
                                          -------------    -------------   -------------
Adjusted net income (loss)                $       (0.61)   $        0.41   $       (0.53)
                                          =============    =============   =============


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 9 - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 2002 and 2001, long-term debt and other financing arrangements consisted of the following:

                                                                                     2002          2001
                                                                                  -----------   -----------
Installment notes payable, monthly payments required in varying amounts through
June 2006, interest at rates ranging from 3.00% to 7.17%.                         $   993,423   $   610,949

Notes payable to General Electric Capital Corporation, monthly payments of
$283,333 through September 2004, interest at prime plus 2.50% (6.75% at
December 31, 2002).                                                                12,732,667    16,150,000

Revolving line of credit to General Electric Capital Corporation, interest at
prime plus 1.75%  (6.00% at December 31, 2002).                                     6,284,523     4,378,558

Capital expenditure line of credit to General Electric Capital Corporation,
interest at prime plus 2.50%  (6.75% at December 31, 2002).                         3,057,726            --


Note payable to former owner of Dyna Jet, Inc. due and payable in November 2003 with interest at the rate of the lesser of $1,500 per month or 8% per annum on
unpaid balance.                                                                       230,000       230,000

                                                                                  -----------   -----------
                                                                                   23,298,339    21,369,507
        Less:

           Current portion of long-term debt (see below)                           10,928,255     8,619,507
                                                                                  -----------   -----------

        Long-term debt, less current maturities                                   $12,370,084   $12,750,000
                                                                                  -----------   -----------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

Notes payable to related parties consist of the following at December 31, 2002 and 2001:

                                                                                            2002           2001
                                                                                         -----------   -----------
7%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due October 1999, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity     $ 2,900,000   $ 2,900,000

9%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due June 2002, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity       2,000,000     2,000,000

8%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due June 2002, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity       7,250,000     7,250,000

8%, increased to 15% effective March 17, 2001, convertible note payable to
Falcon Seaboard, principal and interest originally due March 2001, extended to
December 2004 Convertible at $0.75 per share at any time up to 30 business days
following maturity                                                                         1,000,000     1,000,000

10%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity       2,000,000     2,000,000

10% increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004
Convertible at $0.75 per share at any time up to 30 business days following maturity       2,500,000     2,500,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to 30 days
following maturity                                                                           750,000       750,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to 30 days
following maturity                                                                         1,000,000     1,000,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to 30 days
following maturity                                                                           200,000       200,000

15% convertible notes payable to affiliates of SJMB and ceratin employees, principal and interest originally due January 2001, extended to December 2004.  Convertible at
$0.75 per share at anytime  up to 30 business days following maturity                      4,966,882     4,966,882
                                                                                         -----------   -----------
                                                                                          24,566,882    24,566,882
        Less:

           Current portion of notes payable to related parties (see below)
           Unamortized discount on notes payable                                             328,619       179,838
                                                                                         -----------   -----------

        Total long-term notes payable to related parties                                 $24,238,263   $24,387,044
                                                                                         -----------   -----------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002, October 2002, February 2003 and April 2003. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, , the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At December 31, 2002, borrowings outstanding under the Credit Facility aggregated $22.1 million, of which $6.3 million was outstanding under the revolving loan, $12.7 million was outstanding under the term loan and $3.1 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 2% of the prepayment or reduction occurring before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

As amended through April 2003, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $7.7 million during the year 2002 with an exclusion on the amount spent to replace and restore plug and abandonment equipment lost due to weather in 2002, to $8.0

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended March 31, 2003, increasing as follows:


FISCAL MONTH                                              CUMULATIVE OPERATING CASH FLOW
------------                                              ------------------------------
For the 3 Months Ending March 31, 2003                              $ 800,000

For the 4 Months Ending April 30, 2003                              $1,350,000

For the 5 Months Ending May 31, 2003                                $2,000,000

For the 6 Months Ending June 30, 2003                               $2,700,000

For the 7 Months Ending July 31, 2003                               $3,500,000

For the 8 Months Ending August 31, 2003                             $4,200,000

For the 9 Months Ending September 30, 2003                          $5,000,000

For the 10 Months Ending October 31, 2003                           $6,000,000

For the 11 Months Ending November 30, 2003                          $7,100,000

For the 12 Months Ending December 31, 2003                          $8,200,000

For the 12 Months Ending January 31, 2004                           $8,900,000

For the 12 Months Ending February 28, 2004                          $9,500,000


Cumulative operating cash flow is defined, for the period March 1, 2003 through December 31, 2003, as the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for each preceding month commencing on January 1, 2003 minus capital expenditures paid in cash for each preceding month commencing January 1, 2003. Subsequent to December 31, 2003, cumulative operating cash flow is defined to include the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for the preceding eleven months minus capital expenditures paid in cash for the preceding eleven months.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

For the period ended December 31, 2002, the Company is in compliance with all financial covenants.

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

The Company has amended the terms of its Credit Facility with GECC on five occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. There can be no assurance that the Company will be able to obtain further amendments to these financial covenants if required or that the failure to obtain such amendments when requested may not result in the Company being placed in violation of those financial covenants. Before reflecting amendments to the Credit Facility made in June 2002, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA. By amendment to the Credit Facility entered into as of June 10, 2002, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment.

In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 is payable in June 2003 and $50,000 is payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and the Fourth Amendment and Fifth Amendment, filed as Exhibits to this Annual Report on Form 10-K for the year ended December 31, 2002, for a complete statement of the terms and conditions.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

In connection with the GECC refinancing, the Company agreed with the holders of the $7.0 million principal amount of promissory notes to extend the maturity date from June 30, 2001 to December 31, 2004 on $6.9 million of the $7.0 million promissory notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and St. James purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. Because such an agreement was not entered into by December 31, 2002, the Company became obligated to issue approximately 5.2 million additional warrants. If such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

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

All of the debt and interest owed to St. James and its affiliates is subordinated to the Company's Credit Facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid. Consequently, all of the related party debt and accrued interest has been classified on the Company's balance sheet as non-current at December 31, 2002.

During December 2000, SJMB converted $1,750,000 of its $9,000,000 note payable and $2,013,111 of related accrued interest to equity in return for 5,017,481 shares of common stock.

Under the terms of the SJCP notes payable, SJCP has rights, which include the right to nominate one person for election to the Company's board of directors and has certain preferential rights to provide future financing. The note agreement also contains prohibitions against consolidating, merging or entering into a share exchange with another person without SJCP's consent.

Substantially all of the Company's assets are pledged as collateral for the debts described above.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

Maturities of debt are as follows:

FISCAL YEAR
-----------
2003                                                   $10,928,255
2004                                                    36,608,347
2005                                                            --
2006                                                            --
2007                                                            --
Thereafter                                                      --
                                                       -----------
                                                       $47,536,602
                                                       ===========

NOTE 10 - COMMITMENTS

The Company leases land, office space and equipment under various operating leases. The leases expire at various dates through 2007. Rent expense was approximately $2,763,000, $2,572,000 and $1,459,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2002 were as follows:

                                                          OPERATING
          FISCAL YEAR                                      LEASES
          -----------                                   -------------
          2003                                          $   721,192
          2004                                              553,194
          2005                                              366,730
          2006                                              206,728
          2007                                               50,688
          Thereafter                                             --
                                                        -----------
                Total minimum lease payments            $ 1,898,532
                                                        ===========

NOTE 11 - COMMON STOCK TRANSACTIONS

Pursuant to an agreement dated December 15, 1998, which was amended on April 15, 1999, through September 30, 1999, the Company issued 144,445 shares of common stock to Measurement Specialists Inc. ("MSI"). The securities have been issued in reliance upon Regulation D under the Securities Act of 1933, as amended. The securities were issued in connection with an option granted by MSI to the Company to acquire the assets of MSI. The Company completed the acquisition of MSI, as more fully described in Note 5, during the first quarter of 2000.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                                         AMOUNT
   MONTH OF         MONTH OF                                                                         RECORDED TO
    BOARD           ISSUANCE/                                           NUMBER          AMOUNT       STOCKHOLDERS'
   APPROVAL         PURCHASE               DESCRIPTION                OF SHARES       PER SHARE        DEFICIT
--------------    ------------    -----------------------------     -------------    ----------    ---------------
 June 1999        June 1999        Issuance to individuals in
                                   settlement of potential
                                   litigation                            770,364      $   1.19       $   914,421
 December 1999    January 2000     Issuance to Bendover in
                                   settlement of litigation            2,666,667      $    .75       $ 2,000,000

 December 2000    December 2000    Issuance to SJMB upon
                                   conversion                          5,017,481      $    .75       $ 3,763,111


As of December 31, 2002, the Company's certificate of incorporation permits it to issue up to 175,000,000 shares of common stock, of which 12,504,148 and 12,496,408 shares were issued and outstanding at December 31, 2002 and 2001, respectively. The Company has outstanding as of December 31, 2002 and 2001 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 132,402,882 and 122,699,852 shares, respectively, of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01.

NOTE 12 - STOCK WARRANTS

During 2002, the Company issued 2,500,000 five-year warrants to William L. Jenkins, President and Chief Executive Officer exercisable at $0.75 per share as per his amended employment agreement effective January 1, 2002 and expiring December 31, 2005.

During 2002, the Company issued 2,420,909 five-year warrants to SJMB, L.L.C. and affiliates of SJMB, L.L.C. exercisable at $0.75 per share in connection with the GECC refinancing (see Note 9).

During 2001, the Company issued to the Chairman of SJMB, L.L.C. and to SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Chairman of SJMB, L.L.C. and SJCP in connection with the Company's borrowings from Coast in 2000 and the guarantees of the Chairman of SJMB, L.L.C. and SJCP of that indebtedness.

During 2000, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 9). The warrants gave the holders the right to purchase up to 14,350,000 shares at $0.75. These warrants expire December 31, 2004.

During 1999, the Company issued warrants to purchase shares of the Company's common stock with the issuance of certain debt (see Note 9). The warrants gave the holders the right to purchase up to 16,425,000 shares at $0.75. The warrants expire December 31, 2004.

The warrants issued during 2002, 2001, 2000 and 1999 are subject to "Full Ratchet" anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75. Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2002:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                        GUARANTOR
                                         DEBT                                           AFFILIATED
                                      CONVERSION     SJCP         SJCP          SJCP     WITH SJCP       SJMB          SJMB
                                        $2.00       $2.75        $4.6327        $0.75      $0.75        $6.75         $2.25
                                       EXPIRES     EXPIRES       EXPIRES       EXPIRES    EXPIRES      EXPIRES       EXPIRES
                                      09/30/01     12/31/04      12/31/04      02/28/07   02/28/07     12/31/04      12/31/04
                                  -----------------------------------------------------------------------------------------------
Balance, 12/31/99                      234,750     2,442,000     4,478,277                            16,200,000     3,499,999


2000 issuance
                                  -----------------------------------------------------------------------------------------------
Balance, 12/31/00                      234,750     2,442,000     4,478,277          --          --    16,200,000     3,499,999
                                  -----------------------------------------------------------------------------------------------

Exercise price, 12/31/00             $    2.00    $     0.75    $     0.75                           $      0.75    $     0.75

2001 expiration                       (234,750)


2001 issuance                                                                  400,000     700,000
                                  -----------------------------------------------------------------------------------------------
Balance, 12/31/01                           --     2,442,000     4,478,277     400,000     700,000     16,200,000     3,499,999
                                  -----------------------------------------------------------------------------------------------


Exercise price, 12/31/01                    --    $     0.75    $     0.75    $   0.75    $   0.75    $      0.75    $     0.75


2002 issuance
                                  -----------------------------------------------------------------------------------------------
Balance, 12/31/02                           --     2,442,000     4,478,277     400,000     700,000     16,200,000     3,499,999
                                  -----------------------------------------------------------------------------------------------

Exercise price, 12/31/02                    --    $     0.75    $     0.75    $   0.75    $   0.75    $      0.75    $     0.75



                                                                                LENDERS         LENDERS
                                                                               AFFILIATED      AFFILIATED     FALCON
                                        SJMB         SJMB           SJMB        WITH SJMB       WITH SJMB    SEABOARD
                                        $1.50        $0.75          $0.75        $0.75            $0.75        $6.75
                                       EXPIRES      EXPIRES        EXPIRES       EXPIRES         EXPIRES      EXPIRES
                                       12/31/04     12/31/04       12/31/06      12/31/04        12/31/06     12/31/04
                                  --------------------------------------------------------------------------------------
Balance, 12/31/99                      2,150,000     3,075,000                  13,775,000                   1,800,000


2000 issuance                                                                   14,350,000
                                  --------------------------------------------------------------------------------------
Balance, 12/31/00                      2,150,000     3,075,000           --     28,125,000            --     1,800,000
                                  --------------------------------------------------------------------------------------

Exercise price, 12/31/00              $     0.75    $     0.75                 $      0.75                  $     0.75

2001 expiration


2001 issuance
                                  --------------------------------------------------------------------------------------
Balance, 12/31/01                       2,150,000     3,075,000          --     28,125,000            --     1,800,000
                                  --------------------------------------------------------------------------------------


Exercise price, 12/31/01               $     0.75    $     0.75                $      0.75                  $     0.75


2002 issuance                                                       682,500                    1,738,409
                                  --------------------------------------------------------------------------------------
Balance, 12/31/02                       2,150,000     3,075,000     682,500     28,125,000     1,738,409     1,800,000
                                  --------------------------------------------------------------------------------------

Exercise price, 12/31/02               $     0.75    $     0.75    $   0.75    $      0.75    $     0.75    $     0.75



                                                      W. L. JENKINS
                                        HARRIS WEBB    EMPLOYMENT
                                         & GARRISON    AGREEMENT
                                           $6.05         $0.75
                                          EXPIRES       EXPIRES
                                          3/15/03       12/31/06     TOTAL
                                  ---------------------------------------------
Balance, 12/31/99                         384,618                  48,039,644


2000 issuance                                                      14,350,000
                                  ---------------------------------------------
Balance, 12/31/00                         384,618            --    62,389,644
                                  ---------------------------------------------

Exercise price, 12/31/00                 $   0.75

2001 expiration                                                      (234,750)


2001 issuance                                                       1,100,000
                                  ---------------------------------------------
Balance, 12/31/01                         384,618            --    63,254,894
                                  ---------------------------------------------


Exercise price, 12/31/01                 $   0.75


2002 issuance                                         2,500,000     4,920,909
                                  ---------------------------------------------
Balance, 12/31/02                         384,618     2,500,000    68,175,803
                                  ---------------------------------------------

Exercise price, 12/31/02                 $   0.75    $    0.75


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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

NOTE 13 - INCOME TAXES

The (benefit)/provision for income taxes consists of the following for the years ended December 31, 2002, 2001, and 2000:

                                            2002       2001       2000
                                          --------   -------   -------
Federal:
     Current                              $     --   $    --   $    --
     Deferred                                   --        --        --
                                          --------   -------   -------
                                                --        --        --
                                          --------   -------   -------
State:
     Current                                    --        --        --
     Deferred                                   --        --        --
                                          --------   -------   -------
                                                --        --        --
                                          --------   -------   -------
        Total                             $     --   $    --   $    --
                                          --------   -------   -------

The (benefit)/provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the Company's income/(loss) before income taxes and extraordinary gain, as follows:

                                                          2002           2001           2000
                                                       -----------    -----------    -----------

(Benefit)/provision at federal statutory rate          $(2,530,131)   $ 1,730,506    $(1,422,641)
State income taxes, net of federal benefit                (245,572)       185,081       (129,306)
Nondeductible tax expenses                                 110,924        176,383         90,394
Accrual to return timing differences and other            (396,313)            --             --
(Decrease)/increase in valuation allowance               3,061,092     (2,091,970)     1,461,553
                                                       -----------    -----------    -----------
        (Benefit) Provision for federal income taxes   $        --    $        --    $        --
                                                       -----------    -----------    -----------


At December 31, 2002 and 2001, the Company has available federal tax net operating loss carryforwards (NOL's) of approximately $31,823,000 and $21,652,000, respectively, that unless previously utilized, expire at various dates beginning 2010 through 2022. The Company's utilization of NOL's is subject to a number of uncertainties, including the ability to generate future taxable income. In addition, the Company has been subject to a number of "ownership changes" as defined under Internal Revenue Code Section 382. As a result,
Section 382 imposes additional limitations on utilization of certain of the Company's NOL's.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of the deferred tax assets and liabilities, are as follows:

                                                      2002             2001
                                                  ------------    ------------

Gross deferred tax assets:
     Allowance for doubtful accounts receivable   $    315,422    $    357,548
     Accrued bonuses and other                         189,266         193,178
     Operating loss carryforwards                   11,869,987       8,076,210
     Goodwill                                        3,319,718       3,551,895
     Valuation allowance                           (11,989,707)     (8,928,615)
                                                  ------------    ------------
        Gross deferred tax asset                     3,704,686       3,250,216
                                                  ------------    ------------

Gross deferred tax liabilities:
     Depreciation                                   (3,592,018)     (3,137,548)
     Other                                            (112,668)       (112,668)
                                                  ------------    ------------
        Gross deferred tax liability                (3,704,686)     (3,250,216)
                                                  ------------    ------------
        Net deferred tax asset (liability)        $         --    $         --
                                                  ------------    ------------

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, the Company has recorded a valuation allowance of $11,989,707 and $8,928,615 against the gross deferred tax asset.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 14 - INCOME (LOSS) PER SHARE

The calculation of basic and diluted EPS is as follows:


                                            FOR THE YEAR ENDED 2002                         FOR THE YEAR ENDED 2001
                                  --------------------------------------------    -----------------------------------------
                                    INCOME             SHARES        PER SHARE      INCOME          SHARES       PER SHARE
                                  (NUMERATOR)       (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                  -----------       -------------    ---------    -----------    -------------    ---------
NET LOSS PER SHARE - BASIC

Income (loss) before
discontinued operations
     and extraordinary items
     available to
     common stockholders           $(7,576,602)      $12,499,528      $  (.61)   $ 5,809,869       $12,491,788      $   .46

Discontinued operations                     --        12,499,528           --        377,333        12,491,788          .03

Net extraordinary items                     --        12,499,528           --     (1,147,478)       12,491,788         (.09)
                                   -----------                        -------    -----------                        -------
Net loss per share - basic         $(7,576,602)      $12,499,528      $  (.61)   $ 5,039,724       $12,491,788      $   .40
                                   -----------                        -------    -----------                        -------
EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before
     discontinued operations
     and extraordinary items
     available to
     common stockholders           $(7,576,602)      $12,499,528      $  (.61)   $ 5,809,869       $12,491,788      $   .46

Discontinued operations                     --        12,499,528           --        377,333        12,491,788          .03

Net extraordinary items                     --        12,499,528           --     (1,147,478)       12,491,788         (.09)
                                   -----------                        -------    -----------                        -------
Net loss per share - diluted       $(7,576,602)      $12,499,528      $  (.61)   $ 5,039,724       $12,491,788      $   .40
                                   -----------                        -------    -----------                        -------






                                          FOR THE YEAR ENDED 2000
                                  -----------------------------------------
                                    INCOME          SHARES        PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                  -----------    -------------     --------
NET LOSS PER SHARE - BASIC

Income (loss) before
discontinued operations
     and extraordinary items
     available to
     common stockholders          $(5,026,392)      $ 7,619,927      $  (.66)

Discontinued operations              (126,421)        7,619,927         (.02)

Net extraordinary items               968,576         7,619,927          .13
                                  -----------                        -------
Net loss per share - basic        $(4,184,237)      $ 7,619,927      $  (.55)
                                  -----------                        -------
EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before
     discontinued operations
     and extraordinary items
     available to
     common stockholders          $(5,026,392)      $ 7,619,927      $  (.66)

Discontinued operations              (126,421)        7,619,927         (.02)

Net extraordinary items               968,576         7,619,927          .13
                                  -----------                        -------
Net loss per share - diluted      $(4,184,237)      $ 7,619,927      $  (.55)
                                  -----------                        -------

                                      F-32

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

Options issued to purchase 17,446,800 shares of common stock and warrants to purchase 68,175,803 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2002, but were not included in the computation of the 2002 diluted EPS because the effect would be anti-dilutive. There were 1,416,200 options to purchase common stock cancelled during 2002 that were not included in the computation of 2002 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 17,358,000 shares of common stock and warrants to purchase 63,254,894 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2001, but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 10,920,750 shares of common stock and warrants to purchase 62,389,644 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 2000, but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive.

Convertible debt instruments, including convertible interest, which would result in the issuance of 46,780,080, 42,084,458 and, 37,550,290 shares of common stock, if the conversion features were exercised, were outstanding during 2002, 2001 and 2000 respectively, but were not included in the computation of the 2002, 2001 or 2000 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 2002, 2001 and 2000 and remained outstanding at December 31, 2002.

NOTE 15 - MAJOR CUSTOMERS

Most of the Company's business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and Texas. Substantially all of the Company's accounts receivable at December 31, 2002 and 2001 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

There were no customers from whom the Company earned in excess of 10% of its revenues during the years ended December 31, 2002, 2001 or 2000.

NOTE 16 - EXTRAORDINARY ITEMS

During 2001, the Company recognized an extraordinary loss of $1,322,481, net of income taxes of $0 on fees relating to the early extinguishment of the Coast debt and the SJMP Cash Collateral Fee Agreement. The Company recorded an extraordinary gain of $175,003, net of income taxes of $0 as a result of a negotiated payment of the Bendover promissory notes and related obligations. During 2000 and 1999, the Company executed agreements with certain of its vendors to discount the outstanding obligations due to these vendors. The agreements provided for a decrease in the outstanding obligations of $968,576 and $127,671, respectively. Accordingly, the Company recognized an extraordinary gain on extinguishments of debt of $968,576 and $127,671, respectively, net of income taxes of $0.

NOTE 17 - STOCK OPTIONS

The 2000 Stock Incentive Plan ("2000 Incentive Plan") provides for the granting of incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to key employees and non-employee directors or

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

consultants. The 2000 Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 17,500,000 shares of common stock with maximum option terms of ten years from the date of the grant. There are five types of grants that can be made under the 2000 Incentive Plan. The Discretionary Option Grant Program allows eligible individuals in the Company's employ or service (including officers and consultants) to be granted options to purchase shares of common stock at an exercise price equal to not less than the fair market value of the stock at the date of the grant. All grants made in 2000 were made under this program. The Stock Issuance Program is a non-compensatory program under which individuals in the Company's employ or service may be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a bonus tied to performance. The Salary Investment Option Grant Program is a compensatory program that, if activated by the plan administrator, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below market stock grants. The Automatic Option Grant Program causes options to be granted automatically at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to their fair market value at the date of the grant. The Director Fee Option Grant Program is a compensatory program that, if activated by the plan administrator, would allow non-employee Board members the opportunity to apply a portion of any annual retainer fee otherwise payable to them in cash each year to the acquisition of special below market option grants.

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and an amendment on February 9, 2001, respectively. At December 31, 2002, 19,532,500 shares had been granted, of which 2,686,000 shares were cancelled and 653,500 remained to be granted under this plan.

The 1997 Omnibus Incentive Plan ("1997 Omnibus Plan") provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 1,000,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2002 and 2001, 600,300 and 672,200 options were outstanding, respectively. At December 31, 2002, 399,700 options remain available to be granted. Options to purchase 71,700 shares of common stock were cancelled during 2002.

The 1997 Non-Employee Stock Option Plan ("1997 Non-Employee Plan") provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 300,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2002 and 2001, no options were outstanding, respectively. At December 31, 2002, 300,000 options remain available to be granted. Pertinent information regarding stock options is as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                                     WEIGHTED       FAIR VALUE
                                                                              RANGE OF               AVERAGE         OF STOCK
                                                         NUMBER OF            EXERCISE               EXERCISE           AT
                                                          OPTIONS              PRICES                 PRICE         GRANT DATE
                                                       --------------    --------------------    ---------------   ------------
Options outstanding, December 31, 1999                    1,153,750         $1.50 - $8.01             $3.34
                                                        -----------
Options cancelled                                           (13,000)            $6.50                 $6.50
                                                            (25,000)            $4.63                 $4.63
                                                            (62,500)            $2.63                 $2.63
                                                           (275,500)            $0.75                 $0.75
                                                        -----------
                                                           (376,000)
                                                        -----------
Options granted

     Exercise price equals FMV of stock at grant date     3,579,500            $0.75                  $0.75             $0.75
                                                          2,820,000            $0.75                  $0.75             $0.75
                                                        -----------
                                                          6,399,500
                                                        -----------








                                                                  VESTING
                                                                PROVISIONS
                                                       ---------------------------
Options outstanding, December 31, 1999

Options cancelled






Options granted
                                                        33% immediate; 33% per
     Exercise price equals FMV of stock at grant date   year
                                                        Immediate




BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                        WEIGHTED    FAIR VALUE
                                                            RANGE OF     AVERAGE     OF STOCK
                                               NUMBER OF    EXERCISE    EXERCISE        AT                    VESTING
                                                OPTIONS      PRICES       PRICE     GRANT DATE              PROVISIONS
                                               ---------    --------    --------    ----------      ----------------------------
     Exercise price greater than FMV
      of stock at grant date                                                                        125,000 immediate; 25,000
                                               1,000,000      $0.75       $0.75       $0.5625       per year
                                                                                                    50,000 immediate; 10,000
                                                 200,000      $0.75       $0.75       $0.5625       per year
                                                  30,000      $0.75       $0.75       $0.4063       3 year pro rata
                                                 200,000      $0.75       $0.75       $0.5313       25% immediate; 25% per year
                                                                                                    125,000 immediate; 25,000
                                                 250,000      $0.75       $0.75       $0.5313       per year
                                                                                                    79,000 immediate; 25,000
                                                 696,000      $0.75       $0.75       $0.5313       per year
                                                 317,500      $0.75       $0.75       $0.5625       33% immediate; 33% per year
                                                 100,000      $0.75       $0.75       $0.5625       Immediate
                                                                                                    50,000 immediate; 10,000
                                                 100,000      $0.75       $0.75       $0.5625       per year
                                                                                                    125,000 immediate; 25,000
                                                 250,000      $0.75       $0.75       $0.4375       per year
                                                 600,000      $0.75       $0.75       $0.4375       25% immediate; 25% per year
                                              ----------
                                               3,743,500
                                              ----------
Options outstanding, December 31, 2000        10,920,750
                                              ----------
Options cancelled                                (80,000)     $1.50       $1.50
                                                (258,750)     $2.63       $2.63
                                                 (20,000)     $3.00       $3.00
                                                 (10,000)     $3.38       $3.38
                                                (115,000)     $4.63       $4.63
                                                (140,000)     $6.50       $6.50
                                                (200,000)     $6.69       $6.69
                                                  (7,500)     $6.28       $6.28
                                                (155,000)     $7.50       $7.50
                                                  (4,500)     $8.00       $8.00
                                                (969,500)     $0.75       $0.75
                                              ----------
                                              (1,960,250)
                                              ----------
Options Granted:
     Exercise price greater than FMV of                                                             67% immediate, 33% in one
      stock at grant date                          5,000      $0.75       $0.75       $0.38         year
                                                  70,000      $0.75       $0.75       $0.48         33% immediate, 33% per year
                                                 110,000      $0.75       $0.75       $0.57         25% immediate, 25% per year
                                               8,212,500      $0.75       $0.75       $0.42         Immediate
                                              ----------
                                               8,397,500
                                              ----------
Options outstanding, December 31, 2001        17,358,000
                                              ----------
Options cancelled                             (1,416,200)     $0.75       $0.75
                                              ----------
                                              (1,416,200)
Options Granted:
     Exercise price greater than FMV of
      stock at grant date                      1,505,000      $0.75       $0.75       $0.40         Immediate
                                              ----------
                                               1,505,000
Options outstanding, December 31, 2002        17,446,800
                                              ----------


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2002:

                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                         -------------------------------                         -------------------------
                                              WEIGHTED
                                               AVERAGE          WEIGHTED                          WEIGHTED
                           NUMBER             REMAINING         AVERAGE             NUMBER        AVERAGE
   EXERCISE              OUTSTANDING         CONTRACTUAL        EXERCISE         EXERCISABLE      EXERCISE
    PRICES                12/31/02              LIFE             PRICE             12/31/02        PRICE
   --------              -----------         -----------       ----------        -----------      --------
     $0.75                17,381,800            7.82             $0.75            15,687,333        $0.75
     $1.81                    15,000            6.09             $1.81                15,000        $1.81
     $2.63                     5,000            4.25             $2.63                 5,000        $2.63
     $4.63                    20,000            4.67             $4.63                20,000        $4.63
     $6.63                    25,000            5.45             $6.63                25,000        $6.63
                          ----------                                              ----------
                          17,446,800            7.81             $0.76            15,752,333        $0.76
                          ==========                                              ==========


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

                                                                                      2002             2001              2000
                                                                                  -------------    -------------    -------------
Income (loss) before discontinued operations and extraordinary gain - as
reported                                                                          $  (7,576,602)   $   5,809,869    $  (5,026,392)
Discontinued operations - as reported                                                        --          377,333         (126,421)
Extraordinary gain (loss) on extinguishment of debt - as reported                            --       (1,147,478)         968,576
                                                                                  -------------    -------------    -------------
Net income (loss) - as reported                                                   $  (7,576,602)   $   5,039,724    $  (4,184,237)
                                                                                  -------------    -------------    -------------
Income (loss) before discontinued operations and extraordinary gain (loss) -
pro forma                                                                         $  (7,777,891)   $   3,628,670    $  (6,905,570)
Discontinued operations - pro forma                                                          --          377,333         (126,421)
Extraordinary gain (loss) on extinguishment of debt - pro forma                              --       (1,147,478)         968,576
                                                                                  -------------    -------------    -------------
Net income (loss) - pro forma                                                     $  (7,777,891)   $   2,858,525    $  (6,063,415)
                                                                                  -------------    -------------    -------------
Income (loss) per share - as reported (basic and diluted):
Income (loss) before discontinued operations and extraordinary gain (loss) -
as reported                                                                       $        (.61)   $         .46    $        (.66)
Discontinued operations - as reported                                                        --              .03             (.02)
Extraordinary gain (loss) on extinguishment of debt - as reported                            --             (.09)             .13
                                                                                  -------------    -------------    -------------
Net income (loss) per share - as reported (basic and diluted)                     $        (.61)   $         .40    $        (.55)
                                                                                  -------------    -------------    -------------
Income (loss) per share - pro forma (basic and diluted):
Income (loss) before discontinued operations and extraordinary gain - pro
forma                                                                             $        (.62)   $         .29    $        (.91)
Discontinued operations - pro forma                                                          --              .03             (.02)
Extraordinary gain (loss) on extinguishment of debt - pro forma                              --             (.09)             .13
                                                                                  -------------    -------------    -------------
Net income (loss) per share - pro forma (basic and diluted)                       $        (.62)   $         .23    $        (.80)
                                                                                  -------------    -------------    -------------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2002      2001      2000
                                                ------    ------    ------
              Dividend yield                        0%        0%        0%
              Expected life (years)              3.08      4.00      3.78
              Expected volatility               100.0%    74.74%    69.14%
              Risk-free interest rate            3.30%     4.92%     6.43%


NOTE 18 - CONTINGENCIES

The Company is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 20 - EMPLOYEE BENEFIT PLAN

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest in their contributions after 12 months and 1,000 hours of service and vest in the Company's contributions ratably over six years. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2002, 2001, and 2000.

NOTE 21 - SEGMENT AND RELATED INFORMATION

At December 31, 2002, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been divided into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

At December 31, 2000, the Company was organized into three business units. As more fully described in Note 22, the workover and completion segment was discontinued during 2001. Accordingly, the results of its operations prior to discontinuance have been presented as discontinued operations in the statement of operations. Prior year financial statements and segment information have been restated to reflect the discontinued operations.

WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2002, 2001 and 2000 included Burlington Resources, Pioneer Natural Resources, Phillips Petroleum, Apache Corp and Denbury Management.

DIRECTIONAL DRILLING SERVICES - This segment performs procedures to enter an oil-producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2002, 2001 and 2000 included Encore Operating, Chesapeake, Union Pacific, Texaco E&P, Clayton Williams Energy and Endeavor Energy.

The accounting policies of the reportable segments are the same as those described in Note 3 of Notes to Financial Statements. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is derived from revenues less operating expenses and selling, general and administrative expenses. Segment information for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                      DIRECTIONAL
  2002                WIRELINE         DRILLING           TOTAL
----------           -----------      -----------      -----------
Segment revenues     $34,093,891      $22,489,270      $56,583,161
Segment EBITDA       $ 3,727,674      $ 2,346,695      $ 6,074,369
Segment assets       $27,513,052      $22,096,959      $49,610,011

                                      DIRECTIONAL
  2001                WIRELINE         DRILLING           TOTAL
----------           -----------      -----------      ------------

Segment revenues     $39,681,966      $36,424,954      $76,106,920
Segment EBITDA       $12,212,190      $ 7,278,633      $19,490,823
Segment assets       $24,647,035      $25,770,536      $50,417,571

                                      DIRECTIONAL
  2000                WIRELINE         DRILLING            TOTAL
----------           -----------      -----------      ------------

Segment revenues     $21,636,566      $22,917,970      $44,554,536
Segment EBITDA       $ 4,639,293      $ 3,836,494      $ 8,475,787
Segment assets       $17,975,321      $24,688,389      $42,663,710

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

The Company has certain expenses and assets, which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets for the years ended December 31, 2002, 2001 and 2000 is presented as follows:

                                                                  2002              2001                2000
                                                              ------------       ------------       ------------
EBITDA
Total segment EBITDA                                          $  6,074,369       $ 19,490,823       $  8,475,787
Depreciation and amortization                                   (8,040,892)        (6,629,064)        (5,350,303)
Unallocated corporate expense                                     (453,492)        (1,275,854)        (3,100,344)
                                                              ------------       ------------       ------------

     Income (loss) from operations                            $ (2,420,015)      $ 11,585,905       $     25,140
                                                              ------------       ------------       ------------

ASSETS
Total segment assets                                          $ 49,610,011       $ 50,417,571       $ 42,663,710
Assets of discontinued operations as previously reported                --                 --            139,649
Unallocated corporate assets                                        61,098             63,304             71,615
                                                              ------------       ------------       ------------

        Total assets                                          $ 49,671,109       $ 50,480,875       $ 42,874,974
                                                              ------------       ------------       ------------

NOTE 22 - DISCONTINUED OPERATIONS

In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $476,172, net of income taxes of $0. This business unit had an operating loss of approximately $99,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively and an operating gain of approximately $5,000 for the year ended December 31, 1999. Operating results for all previous years have been restated to exclude the operating results of the Company's workover and completion business unit.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2002 and December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Income (loss)
                                                                                    before
                                                              Income (loss)      discontinued
                                           Net income     before discontinued   operations and                      Net income
                                          (loss) from       operations and       extraordinary       Net income       (loss),
                          Sales            operations     extraordinary items  items, per share        (loss)        per share
                       ------------       ------------    -------------------  ------------------   -------------   ------------
2002
      First Quarter    $ 12,649,603       $ (1,272,381)      $ (2,541,846)       $     (0.20)       $ (2,541,846)   $     (0.20)
      Second Quarter     13,451,814           (590,410)        (1,794,942)             (0.14)         (1,794,942)         (0.14)
      Third Quarter      15,428,797             12,266         (1,342,055)             (0.11)         (1,342,055)         (0.11)
      Fourth Quarter     15,052,947           (569,490)        (1,897,759)             (0.16)         (1,897,759)         (0.16)
                       ------------       ------------       ------------        -----------        ------------    -----------
                       $ 56,583,161       $ (2,420,015)      $ (7,576,602)       $     (0.61)       $ (7,576,602)   $     (0.61)
                       ------------       ------------       ------------        -----------        ------------    -----------
2001
      First Quarter    $ 18,131,297       $  3,228,216       $  1,889,556        $      0.15        $  1,889,556    $      0.15
      Second Quarter     21,365,502          5,192,251          3,761,287               0.30           3,761,287           0.30
      Third Quarter      21,414,345          4,331,219          2,559,820               0.20           1,901,514           0.15
      Fourth Quarter     15,195,776         (1,165,781)        (2,400,794)             (0.19)         (2,512,633)         (0.20)
                       ------------       ------------       ------------        -----------        ------------    -----------
                       $ 76,106,920       $ 11,585,905       $  5,809,869        $      0.46        $  5,039,724           0.40
                       ------------       ------------       ------------        -----------        ------------    -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         On September 18, 2002, the Company dismissed PricewaterhouseCoopers, LLP ("PWC") as its principal independent accountants. On October 31, 2002, the Company engaged Grant Thornton LLP as its principal independent accountants to audit its financial statements. Information required to be disclosed in response to this Item and Item 304(a) of Regulation S-K was previously reported in the Company's Current Report on Form 8-K for September 18, 2002.

         In connection with the audits of the fiscal years ended December 31, 2001 and December 31, 2000 and through September 18, 2002, the date of dismissal of PWC, the Company had no disagreements with PWC with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of its disagreement in connection with its opinion.

         During the two most recent fiscal years and through September 18, 2002, the date of dismissal of PWC, there had been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) except, in a letter addressed to the President of the Company relating to PWC's audit of the Company's financial statements as of December 31, 2001 delivered to the Company over the Internet on September 25, 2002, PWC reported what it described as a "Reportable Condition" constituting "a material weakness in the Company's internal control structure over the safeguarding and financial reporting of the Company's inventory."

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information concerning the current Directors and executive officers of the Company:

               NAME              AGE                    POSITION
        ------------------------------------------------------------------------

          William L. Jenkins      49       President, Chief Executive Officer
                                                       and Director

          Allen R. Neel           45      Executive Vice-President and Secretary

          Danny R. Thornton       52             Vice-President/Operations

          Charles E. Underbrink   48                      Director

          James H. Harrison       34                      Director


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

         James H. Harrison was elected a Director on February 25, 2003. He is the Chief Financial Officer of St. James Capital Corp. and SJMB, L.L.C., Houston-based merchant banking firms. Prior to joining St. James Capital Corp. and SJMB, L.L.C. in January of 1998, he served as a Manager at Ernst & Young LLP, a national public accounting firm. Mr. Harrison has been employed by SJMB, L.L.C. and its affiliates for more than the past five years.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than ten percent (10%) of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the best of the Company's knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements during the Company's most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 2002 for all services rendered to the Company in each of the years 2002, 2001, and 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                       ANNUAL COMPENSATION                         COMPENSATION
                         ------------------------------------------------------------------------------
                                                                 OTHER       SECURITIES     LONG-TERM
         NAME AND                                                ANNUAL      UNDERLYING     INCENTIVE    ALL OTHER
  PRINCIPAL POSITION       YEAR       SALARY       BONUS       COMPENSATION    OPTIONS      PAYOUTS     COMPENSATION
-----------------------------------------------------------------------------------------------------------------------

William L. Jenkins         2002      $363,333     $                                                      $1,216 (1)
  President                2001      $225,000     $123,376                                               $1,216 (1)
                           2000      $195,650     $ 77,726                                               $1,216 (1)

Allen R. Neel              2002      $139,000                                                            $9,000 (2)
 Executive Vice President  2001      $139,000                                                            $9,000 (2)
                           2000      $119,000                                                            $8,400 (2)

Danny R. Thornton          2002      $115,000     $  7,153                                               $6,000 (2)
 Vice President            2001      $100,208     $ 41,025                                               $3,500 (2)
                           2000      $ 79,500     $  6,576                                                7,000



---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)      Automobile allowance paid to Messrs. Neel and Thornton.

         Compensation Decisions. The Company's full Board of Directors acts on matters involving the compensation of the Company's executive officers and employees and the grant of options under the Company's option plans other than the 2000 Stock Incentive Plan. At the present time, a compensation committee of the Board of Directors has not been appointed. Mr. Jenkins, the President and Chief Executive Officer of the Company, and Messrs. Underbrink and Harrison participate in deliberations concerning executive officer compensation. Messrs. Jenkins and Harrison have been appointed to the option committee under the 2000 Stock Incentive Plan. Executive officers who are Directors whose compensation is being considered do not participate in board or committee actions regarding their compensation. The Board of Directors seeks to assure that the Company's executive officers are adequately and fairly compensated and that their compensation is competitive with other similar-sized companies in the oilfield service industry and, at the same time, reflecting their individual performance and responsibilities within the Company. Historically, the Board has compensated executive officers primarily through the payment of salaries. In certain recent years, the Company's ability to pay salaries has been impacted by its limited financial resources.

STOCK OPTION EXERCISES AND HOLDINGS AT DECEMBER 31, 2002.
---------------------------------------------------------


         The following table provides information with respect to the above named executive officers regarding Company options exercised during the year ended December 31, 2002 and options held at December 31, 2002 (such officers did not exercise any options during the most recent fiscal year).



                                                     NUMBER OF UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                                                         AT DECEMBER 31, 2002             IN-THE-MONEY OPTIONS
                                                                                        AT DECEMBER 31, 2002 (1)

    NAME                   EXERCISE      REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------

William L. Jenkins           -0-           -0-          4,000,000        -0-              -0-             -0-
Allen R. Neel                -0-           -0-          1,050,000        -0-              -0-             -0-
Danny R. Thornton            -0-           -0-          1,250,000        -0-              -0-             -0-



----------------------------

(1)  Based on the closing sales price on December 31, 2002 of $0.10.

No options were granted to the above named executive officers during 2002.

OTHER PLANS

         The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.

EMPLOYMENT AGREEMENTS

         Mr. Jenkins serves as the Company's President, Chief Executive Officer and a Director pursuant to an employment agreement, as amended effective January 1, 2002, expiring on December 31, 2005. Under the agreement, Mr. Jenkins receives a base salary of not less than $350,000 per year. If the Company achieves, during any calendar quarter beginning January 1, 2002, a ratio of EBITDA to sales of 20% or more, Mr. Jenkins will be paid a bonus for the quarter of 1% of the Company's EBITDA during the quarter. As an incentive to retain Mr. Jenkins' services, the Company loaned to Mr. Jenkins on March 22, 2002, the sum of $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest, on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. Accordingly, on

October 1, 2002, $61,793 of principal and interest owing by Mr. Jenkins to the Company was forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. In the event of a Change of Control, as defined, the Company agrees that the employment agreement will terminate and Mr. Jenkins will be paid a sum equal to three times the compensation paid to Mr. Jenkins during the twelve months preceding the Change of Control. A Change of Control is defined in the agreement as any person or group of persons acquiring 20% or more of the outstanding shares of voting capital stock of the Company, the sale of more than 25% of the assets of the Company in a single or series of related transactions, a merger of the Company with any other person or firm, a change, during any period of twelve consecutive calendar months, in the individuals who were Directors at the beginning of such period (including Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) and such persons cease for any reason other than death or disability to constitute a majority of the Directors then in office, or St. James Capital Corp. ceases to be the general partner, managing partner or otherwise ceases to control St. James Capital Partners, L.P. or SJMB, L.P. The Company also agreed to issue to Mr. Jenkins a five-year common stock purchase warrant to purchase
2.5 million shares of stock exercisable at $0.75 per share. In the event of Mr. Jenkins' death, subject to any restrictions contained in the Company's agreement with GECC, the Company agreed to repurchase the shares and options held by Mr. Jenkins at the fair market value of the shares, as to shares repurchased, and the difference between the fair market value and the option exercise price, as to options repurchased. Under the agreement, the fair market value is the average of the mid-point between the bid and asked prices for the Company's common stock for the twenty trading days preceding death. The Company also confirmed the prior agreement to pay to Mr. Jenkins in the event of a sale of the Company, a sum equal to 1% of the gross sale proceeds or gross value of any stock received, subject to a maximum payment of $500,000. The amended employment agreement further provides that while in the employ of the Company and thereafter Mr. Jenkins will not divulge or use any confidential information of the Company and during the term of his employment will not engage in activities in competition with the Company.

         The Company has entered into five-year employment agreements terminating on April 1, 2006 with each of Allen R. Neel, Executive Vice-President and Danny R. Thornton, Vice-President, Operations, of the Company. Mr. Neel is to receive base compensation of $139,000 per year. Mr. Thornton receives base compensation of $115,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. For the year commencing January 1, 2002, such base salaries were set at $139,000 and $115,000, respectively. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment and for a period of two years thereafter. Mr. Neel's agreement also contains a provision, added by amendment in 2002, whereby in the event of a change of control of the Company, he is to be paid a sum equal to his total annual compensation as in effect for the twelve months preceding the change of control. A change of control is defined under Mr. Neel's contract the same as under Mr. Jenkins' contract described above with the addition of a provision that if Mr. Jenkins ceases to be President, Chief Executive Officer, a Director or an employee of the Company, a change of control will have occurred for the purposes of Mr. Neel's agreement.

DIRECTORS' COMPENSATION

         Non-employee Directors of the Company are authorized to receive compensation in the amount of $5,000 each quarter commencing January 1, 2001. In addition, the Company's Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

         Under the Company's Stock Incentive Plan, on the date of each annual meeting of stockholders held after January 1, 2000, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board of Directors and each individual who is to continue to serve as a non-employee Board member is automatically granted a Non-Statutory Option to purchase 5,000 shares of the Company's Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2003 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of March 1, 2003, the Company had 12,496,408 shares of Common Stock outstanding.



                                                                                  PERCENTAGE OF
                                                        NUMBER OF SHARES           OUTSTANDING
                  NAME AND ADDRESS (1)(2)                     OWNED                  SHARES(3)
            ----------------------------------------------------------------------------------------

              William L. Jenkins                            6,710,000 (4)             34.9%

              Danny R. Thornton                             1,250,666 (5)              9.1%

              Allen R. Neel                                 1,450,581 (5)             10.4%

              Charles E. Underbrink                       116,855,064 (6)             94.0%
              c/o St. James Capital Corp.
              4295 San Felipe
              Suite 200
              Houston, TX  77027

              James H. Harrison                           110,532,763 (7)             93.7%
              c/o St. James Capital Corp.
              4295 San Felipe - Suite 200
              Houston, TX  77027

              St. James Capital Partners, L.P., SJMB,     110,532,763 (8)             93.7%
              L.P.,  and affiliates
              4295 San Felipe - Suite 200
              Houston, Texas  77027

              All Directors and Officers as a Group
                 (5 persons)                              126,266,311                 94.69%



(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 100 Rosecrest Lane, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 12,496,408 shares outstanding as of March 1, 2003, except as otherwise noted.
(4) Includes 4,000,000 shares issuable on exercise of options and 2,500,000 shares issuable on exercise of warrants.
(5)      Includes 1,050,000 shares issuable on exercise of an option.

(6) Includes an aggregate of 110,532,763 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2003 deemed held beneficially by Mr.. Underbrink because of his relationships with SJCP and SJMB. Also includes 6,460,032 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2003 held directly by Mr. Underbrink and 1,460,278 shares issuable on conversion of notes and accrued interest through March 1, 2003 held j by Mr. Underbrink and jointly with another person.
(7) Includes an aggregate of 110,532,763 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2003 that may be deemed held beneficially by Mr. Harrison because of his relationships with SJCP and SJMB. Mr. Harrison disclaims a beneficial ownership of such securities.
(8) Includes shares issuable to SJCP and SJMB and their affiliates on conversion of notes and accrued interest through March 1, 2003 and exercise of warrants. See "Item 13. Certain Relationships and Related Transactions."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 14 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information


                                      (A)                      (B)                        (C)
PLAN CATEGORY                                                                       NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES      EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                 TO BE ISSUED UPON       WEIGHTED-AVERAGE           EQUITY COMPENSATION
                                    EXERCISE OF             OUTSTANDING                 PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,      OPTIONS, WARRANTS          SECURITIES REFLECTED IN
                               WARRANTS AND RIGHTS          AND RIGHTS                    COLUMN (A))
-----------------------------------------------------------------------------------------------------------

Equity compensation                18,800,000                 $0.75                       1,439,500
plans approved by
security holders

Equity compensation                    -0-                                                   -0-
plans not approved by
security holders

Total                              18,800,000                 $0.75                       1,439,500


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing in June 1997 through February, 2000, the Company entered into a series of transactions whereby it sold to St. James and their affiliates for an aggregate purchase price of $26.4 million its 15% Convertible Promissory Notes and common stock purchase warrants as follows:

        DATE OF               PRINCIPAL AMOUNT             NUMBER OF SHARES
      TRANSACTION                    OF               PURCHASABLE ON EXERCISE OF
                               NOTES (SOLD)(1)               WARRANTS (5)
      ------------         -----------------------------------------------------


     June 6, 1997                $ 2.0 million (2)            2,442,000
     October 9, 1997             $ 2.9 million                4,478,277
     January 23, 1998            $10.0 million (3)           18,000,000
     October 30, 1998            $ 2.0 million                4,000,000
     February 18, 1999           $ 2.5 million                4,150,000
     December 17, 1999           $ 3.5 million               14,350,000
     February 14, 2000           $ 3.5 million (4)           14,350,000
                           -----------------------------------------------------
                           Total $26.4 million       Total   61,770,277

-------------------------------

(1) Convertible at a current conversion price of $0.75 per share, as adjusted through December 17, 1999 pursuant to anti-dilution adjustments, subject to further possible adjustment as provided in the terms of the warrants.
(2) Excludes an additional $3.0 million borrowed in June 1997 that was repaid in October 1997.
(3) On December 14, 2000 $1,750,000 of this note was converted into 2,333,333 shares of Common Stock, leaving a remaining principal balance of $8,250,000 convertible into an aggregate of 11,000,000 shares of Common Stock.
(4) On September 14, 2001, $83,118 of this principal balance was repaid, leaving a remaining principal balance of $3,416,882 convertible into an aggregate of 4,555,843 shares of Common Stock.
(5) Each warrant represents the right to purchase one share of Common Stock at $0.75 per share, subject to possible further anti-dilution adjustments. In March 2002, in connection with the extension of the maturity date of $17.7 million of indebtedness, the Company agreed to extend the expiration date of all these warrants to December 31, 2004.

         Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such transactions contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated to borrowings by the Company from GECC in the maximum aggregate amount of $40.0 million. The principal and accrued interest on the notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the table above. The conversion price of the Notes and the exercise price of the Warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion or exercise price then in effect in which event the conversion price and exercise price are reduced to the lower price at which such shares were issued. As a consequence of several transactions involving the Company and St. James, the conversion and exercise prices have been reduced pursuant to the anti-dilution adjustments to $0.75 per share. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by St. James would be nominated for election to the Company's Board of Directors. Mr. Charles E. Underbrink, a principal of St. James, serves on the Company's Board of Directors. In addition, in February 2003, subsequent to the resignation of John L. Thompson as a Director, Mr. James H. Harrison, an employee of SJMB, L.L.C., was elected a Director. Mr. Thompson had served as a St. James designee on the Board. The Agreements grant St. James certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of St. James. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the Agreements; (iv) a breach under any of the Agreements between the Company and St. James, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and
(vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between St. James and GECC, St. James could seek to foreclose against the collateral for the notes.

         On December 14, 2000, St. James converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company's Common Stock at a conversion price of $0.75 per share.

         During the years ended December 31, 2002 and 2001, $3.5 million and $3.2 million, respectively, of interest accrued on such loans. At December 31, 2002, the total accrued interest on such loans is convertible into an aggregate of 14.0 million shares.

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

         On June 17, 1999, the Company sold for $200,000 approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity partially owned by John L. Thompson, a member of the Company's Board of Directors at the time. As of December 31, 2000, the Company had collected $100,000 of the sale price. The remaining $100,000 is represented by an unsecured promissory note executed by Mr. Thompson dated March 1, 2002 in the principal amount of $100,000 bearing interest at the rate of 6% per annum from the inception of sale of the accounts receivable with $50,000, plus one-half of the interest then accrued, due on December 31, 2002 and the balance of principal and interest due on June 30, 2003. Mr. Thompson resigned as a Director on February 20, 2003. By letter dated December 20, 2002, Mr. Thompson requested that the Company amend the note to extend each of the principal payment dates by six months. The Company agreed to this extension as of December 20, 2002. On March 21, 2003, Mr. Thompson agreed with the Company to the rescission of this amendment of the note, the Company, having been advised by counsel that such extension of the note was unlawful under the Securities Exchange Act of 1934, as amended.

         In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The remainder of $0.1 million of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants to these noteholders. In addition, because an agreement was not entered into by December 31, 2002, the Company became obligated to issue approximately 5.2 million additional warrants to these noteholders. If such agreement is not entered into by December 31, 2003 with a closing by March 31, 2004, the Company will be obligated to issue approximately
10.4 million additional warrants. Accordingly, under the terms of the note extensions, in the event that the Company has not entered into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants will have been issued to these noteholders. The exercise price of the warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

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

         The Company has agreed to pay to SJMB, L.P. a fee of approximately $274,000 in consideration of SJMB, L.P. providing cash collateral of $8.2 million deposited to secure the performance of a continuing guaranty extended by SJMB, L.P. of the Company's borrowing from Coast Business Credit in 2000. In addition, SJMB, L.L.C. received a fee in September, 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company's borrowing from GECC. Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either of SJMB, L.P. or SJMB, L.L.C. unless the Company's quarterly report on Form 10-Q reflected that the Company had EBITDA of at least $7.0 million for the quarter ended September 30, 2001 and the amount of such payment is limited to no more than $150,000. The EBITDA sum was not met and payment of the $274,000 balance due SJMB, L.P. is deferred.

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

ITEM 14.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its

Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

           10.26           [intentionally omitted]

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

           10.37.6 Annex A to Credit Agreement - Definitions. (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.7         Annex F to Credit Agreement - Financial Covenants.
                           (Filed as an exhibit to the Company's Current Report on Form 8-K for September 14, 2001).

           10.37.8 First Amendment to Credit Agreement entered into as of January 26, 2002. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

           10.37.9 Second Amendment to Credit Agreement entered into as of June 10, 2002. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

           10.37.10 Third Amendment to Credit Agreement with General Electric Capital Corporation entered into as of October 31, 2002. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

           10.37.11 Fourth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of February 14, 2003.

           10.37.12 Fifth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of April 14, 2003.

           10.38 Amended and Restated Employment Agreement effective as of January 1, 2002 with William L. Jenkins. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

           10.39           Promissory Note dated March 1, 2002 made by John L.
                           Thompson. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

           21              Subsidiaries. The Company has no subsidiaries.

           23              (a) Consent of Grant Thornton LLP
                           (b) Consent of PricewaterhouseCoopers, LLP

           99.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

           99.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

           99.3 Certification of President and Chief Executive Officer Pursuant to Section 1350

           99.4            Certification of Chief Financial Officer Pursuant to
                           Section 1350

------------------------

          (b) Reports on Form 8-K.

         During the quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

                        Date of Report                   Item Numbers
                        --------------                   ------------

                        September 18, 2002,              Item 7 (c)
                        Amendment No. 1

                        October 31, 2002                 Item 4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 15 , 2003

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



Signature                                       Capacity                                    Date
---------                                       --------                                    ----

/s/ William L. Jenkins                      President, CEO and Director                     April 15, 2003
--------------------------------            (Principal Executive Officer)
William L. Jenkins


/s/ Ron E. Whitter                          Vice President - Finance                        April 15, 2003
--------------------------------            (Principal Financial and Accounting Officer)
Ron E. Whitter



/s/ Charles E. Underbrink                   Director                                        April 15, 2003
--------------------------------
Charles E. Underbrink


/s/ James H. Harrison                       Director                                       April 15, 2003
-------------------------------
James H. Harrison
