Form 10-Q
period 2003-03-31
BLACK WARRIOR WIRELINE CORP
filed 2003-05-15
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2003; or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to ___________.

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            11-2904094
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S employer
 incorporation of organization)                              identification no.)

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

                                                            Yes [_]       No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 14, 2003, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.     Financial Statements

            Condensed Balance Sheets - March 31, 2003 (unaudited)
            and December 31, 2002                                             3

            Condensed Statements of Operations -
            Three Months Ended March 31, 2003 (unaudited) and
            March 31, 2002 (unaudited)                                        4

            Condensed Statements of Cash Flows -
            Three Months Ended March 31, 2003 (unaudited) and
            March 31, 2002 (unaudited)                                        5

            Notes to Condensed Financial Statements -
            Three Months Ended March 31, 2003 (unaudited) and
            March 31, 2002 (unaudited)                                        6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    12

Item 3.     Qualitative and Quantitative Disclosures About Market Risk       21

Item 4.     Controls and Procedures                                          22

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 22

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2003              2002
                                                                                (UNAUDITED)
                                   ASSETS

Current assets:
     Cash and cash equivalents                                                 $  5,401,395       $  2,388,866
     Accounts receivable, less allowance of $212,623 and $845,635,
       respectively                                                              10,798,794         12,801,228
     Other receivables                                                              129,143            130,540
     Prepaid expenses                                                             2,074,502             15,320
     Other current assets                                                           800,055            781,272
                                                                               ------------       ------------
                              Total current assets                               19,203,889         16,117,226

Inventories of tool components and sub-assemblies, net                            5,038,910          4,936,347
Property, plant and equipment, less accumulated depreciation                     22,954,738         24,569,343
Other assets                                                                        781,464            888,411
Goodwill and other intangible assets                                              3,278,733          3,159,782
                                                                               ------------       ------------
                              Total assets                                     $ 51,257,734       $ 49,671,109
                                                                               ============       ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                          $  7,488,705       $  6,970,438
     Accrued salaries and vacation                                                1,010,231          1,106,070
     Accrued interest payable                                                       100,021            122,660
     Other accrued expenses                                                       1,359,039          1,048,985
     Current maturities of long-term debt and capital lease obligations          13,150,475         10,928,255
                                                                               ------------       ------------
                              Total current liabilities                          23,108,471         20,176,408

Long-term debt, less current maturities                                          11,365,089         12,370,084
Notes payable to related parties, net of unamortized discount                    24,253,249         24,238,263
Non current accrued interest payable to related parties                          11,719,482         10,798,224
Deferred revenue                                                                    136,575            136,575
                                                                               ------------       ------------
                              Total liabilities                                  70,582,866         67,719,554
                                                                               ============       ============

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
       none issued at March 31, 2003 or December 31, 2002                                --                 --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
       12,504,148 shares issued and outstanding at
       March 31, 2003 and December 31, 2002                                           6,252              6,252
     Additional paid-in capital                                                  20,275,963         20,275,963
     Accumulated deficit                                                        (38,900,368)       (37,603,083)
     Treasury stock, at cost, 4,620 shares at March 31, 2003 and
       December 31, 2002                                                           (583,393)          (583,393)
     Loan to shareholder                                                           (123,586)          (144,184)
                                                                               ------------       ------------
                              Total stockholders' deficit                       (19,325,132)       (18,048,445)
                                                                               ------------       ------------
                              Total liabilities and stockholders' deficit      $ 51,257,734       $ 49,671,109
                                                                               ============       ============

          See accompanying notes to the condensed financial statements

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2003 and March 31, 2002

                                                       MARCH 31, 2003     MARCH 31, 2002
                                                        (UNAUDITED)         (UNAUDITED)
Revenues                                                $ 15,582,686       $ 12,649,603

Operating costs                                           11,156,723          9,143,614

Selling, general and administrative expenses               2,676,295          2,830,310

Depreciation and amortization                              1,985,901          1,948,060
                                                        ------------       ------------
                Loss from operations                        (236,233)        (1,272,381)

Interest expense and amortization of debt discount        (1,306,690)        (1,295,442)

Net gain on sale of fixed assets                             229,045             18,333

Other income                                                  16,593              7,644
                                                        ------------       ------------
                Loss before provision for income
                  taxes                                   (1,297,285)        (2,541,846)

Provision for income taxes                                        --                 --
                                                        ------------       ------------

                                                        ------------       ------------
                  Net loss                              $ (1,297,285)      $ (2,541,846)
                                                        ============       ============

Net loss per share - basic and diluted:                 $       (.10)      $       (.20)
                                                        ============       ============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and March 31, 2002

                                                                   MARCH 31,         MARCH 31,
                                                                      2003              2002
                                                                  (Unaudited)       (Unaudited)
Cash flows from operating activities:                             $ 1,917,393       $(1,305,535)
                                                                  -----------       -----------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                   (767,778)       (2,284,286)
     Proceeds from sale of property, plant and equipment              645,689            18,333
                                                                  -----------       -----------
                    Cash used in investing activities                (122,089)       (2,265,953)
                                                                  -----------       -----------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                        2,264,058         2,843,471
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                  (1,597,795)         (946,757)
     Proceeds from working revolver, net                              550,962           101,544
                                                                  -----------       -----------
                    Cash provided by financing activities           1,217,225         1,998,258
                                                                  -----------       -----------

                    Net increase (decrease) in cash and cash
                        equivalents                                 3,012,529        (1,573,230)
Cash and cash equivalents, beginning of period                      2,388,866         2,819,236
                                                                  -----------       -----------
Cash and cash equivalents, end of period                          $ 5,401,395       $ 1,246,006
                                                                  -----------       -----------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                  $   408,071       $   402,931
                                                                  -----------       -----------

          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 should be read in conjunction with this document.

         Business of the Company. The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business.

         Liquidity. The Company reported net income (loss) for the three months ended March 31, 2003 of approximately ($1,300,000) and for the years ended December 31, 2002, 2001, and 2000 of approximately ($7,600,000), $5,000,000 and
($4,000,000), respectively. Cash flows provided by (used in) operations were approximately $1,900,000 for the three months ended March 31, 2003 and $5,400,000, $16,350,000 and ($2,900,000) for the years ended December 31 2002,
2001, and 2000, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $21.6 million at March 31, 2003, other indebtedness of approximately $2.9 million and approximately $36.0 million (including approximately $11.7 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

         As discussed in Note 9 to the Company's financial statements for the year ended December 31, 2002, prior to June 10, 2002, the Senior Credit Facility was subject to affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, resulting in an event of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 by the respective debt-holders.

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

2.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                                FOR THE THREE MONTHS                   FOR THE THREE MONTHS
                                                ENDED MARCH 31, 2003                   ENDED MARCH 31, 2002
                                                --------------------                   --------------------

                                        Loss          Shares        Per Share   Income        Shares        Per Share
                                        Numerator     Denominator   Amount      Numerator     Denominator   Amount
                                        ---------     -----------   ---------   ---------     -----------   ---------
Net loss                                $(1,297,285)                            $(2,541,846)
                                        ============                            ============

BASIC AND DILUTED EPS
Loss available to common shareholders   $(1,297,285)  12,499,528    $(0.10)     $(2,541,846)  12,491,788    $(0.20)

         Options and warrants to purchase 90,810,464 and 81,480,519 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see
Note 9.).

          Convertible debt instruments, including convertible interest, which would result in the issuance of 48,008,424 and 43,231,134 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of March 31, 2003 (see Note 9).

3.       INVENTORIES OF TOOL COMPONENTS AND SUB-ASSEMBLIES, NET

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

5.     SEGMENT AND RELATED INFORMATION

         At March 31, 2003, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2003 included Burlington Resources, Chevron and Anadarko.

         DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2003 included Encore Operating, Anadarko and Peoples Energy.

         The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 2003 and 2002 is as follows:

         Three months ended March 31, 2003

                                                    DIRECTIONAL
                                    WIRELINE        DRILLING           TOTAL
                                   -----------      ------------    -----------
           Segment revenues        $10,369,814      $5,212,872      $15,582,686
           Segment EBITDA          $ 1,280,981      $  468,687      $ 1,749,668

         Three months ended March 31, 2002

                                                    DIRECTIONAL
                                    WIRELINE        DRILLING          TOTAL
                                   -----------      ------------    -----------
           Segment revenues        $7,598,054       $5,051,549      $12,649,603
           Segment EBITDA          $1,049,335       $  347,668      $ 1,397,003

While segment EBITDA from wireline services increased in total from $1.0 million in the first quarter of 2002 to $1.3 million in 2003, the percentage of contribution from the wireline segment decreased from 75.1% in the first quarter of 2002 to 73.2% for the same period of 2003 as a result in the method of allocation of corporate expenses.

The Company has certain expenses that are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to loss from operations for the three months ended March 31, 2003 and 2002 is presented as follows:

Three months ended March 31:

                                              2003                    2002
          Total segment EBITDA             $ 1,749,668             $ 1,397,003
          Depreciation and amortization     (1,985,901)             (1,948,060)
          Unallocated corporate expense             --                (721,324)
                                           ----------              -----------
               Loss from operations        $  (236,233)            $(1,272,381)
                                           ===========             ===========

6.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company's Board of Directors, for $200,000. As of March 31, 2003, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

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

         The Company has executed notes payable to SJMB and SJCP, whose chairman and chief financial officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At March 31, 2003 and 2002, notes due to SJMB, SJCP, their principal partners and affiliates totalled $24,566,882 and $24,566,882, respectively. The notes bear interest at 15% and permit conversion to equity under certain conditions, which would result in substantial dilutions to existing shareholders.

         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the quarter ended March 31, 2003 was approximately $20,600.

7.       ISSUANCE OF COMMON STOCK

         During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover Company whereby Bendover agreed to return to the Company promissory notes aggregating $3,200,000 principal amount and receive in exchange 2,666,667 shares of the Company's common stock and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. In September 2001, the Company paid $1.1 million to Bendover out of the proceeds of the GECC financing in full payment of all outstanding principal and interest obligations owing to Bendover.

         The Company has outstanding at March 31, 2003 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 138,818,888 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on March 31, 2003, would represent 8.3% of the shares outstanding on a fully diluted basis.

8.       STOCK-BASED COMPENSATION

         The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                                                THREE MONTHS ENDED
                                                            MARCH 31,         MARCH 31,
                                                              2003              2002
                                                           -----------       -----------
Net loss - as reported                                     $(1,297,285)      $(2,541,846)

Less: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                   (3,219)          (50,322)
                                                           -----------       -----------
Net loss - pro forma                                       $(1,300,504)      $(2,592,168)
                                                           -----------       -----------
Loss per share - as reported (basic and diluted):          $      (.10)      $      (.20)
                                                           -----------       -----------
Loss per share - pro forma (basic and diluted):            $      (.10)      $      (.21)
                                                           -----------       -----------

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and into 2002. While oil and natural gas commodity prices improved throughout much of 2002, the improved pricing did not result in revenues and income to the Company in amounts as favorable as were experienced in 2001. Revenues and income did, however, improve in the latter half of 2002. There can be no assurance that the Company will experience continued improvement in revenues and income from operations in 2003 that were realized in the latter half of 2002. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues and return to profitability.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         The following table sets forth the Company's revenues from its two principal lines of business for the three months ended March 31, 2003 and 2002, respectively:

                                        THREE MONTHS ENDED
                                     3/31/03          3/31/02
         Wireline                  $10,369,814      $ 7,598,054
         Directional Drilling        5,212,872        5,051,549
                                   -----------      -----------
                                   $15,582,686      $12,649,603

         Total revenues increased by approximately $2.9 million to approximately $15.6 million for the three months ended March 31, 2003 as compared to total revenues of approximately $12.6 million for the three months ended March 31, 2002. Wireline services revenues increased by approximately $2.8 million in 2003 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $161,000 as a consequence of the general increased level of oil and natural gas well drilling activity.

         Operating costs increased by approximately $2.0 million for the three months ended March 31, 2003, as compared to the same period of 2002. Operating costs were 71.6% of revenues for the three months ended March 31, 2003 as compared with 72.2% of revenues in the same period in 2002. The increase in operating costs was primarily the result of the higher overall level of activities in the three months ended March 31, 2003 compared with 2002 while the slight decrease in operating costs as a percentage of revenues reflect the variable nature of operating costs. Salaries and benefits increased by approximately $460,000 for the three months ended March 31, 2003, as compared to the same period in 2002, with a corresponding increase in the total number of employees from 327 at March 31, 2002 to 369 at March 31, 2003. The increase in salaries and benefits is primarily due to the increase in employee levels over 2002.

         Selling, general and administrative expenses decreased by approximately $154,000 to $2.7 million in the three months ended March 31, 2003 from $2.8 million in the three months ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 17.2% in the three months ended March 31, 2003 from 22.4% in 2002, primarily as a result of the elimination of outside sales consultants and lower accounting expenses.

         Depreciation and amortization increased to approximately $1,986,000 in the three months ended March 31, 2003, or 12.7% of revenues, from approximately $1,948,000, or 15.4% of revenues for 2002.

         Interest expense and amortization of debt discount increased by approximately $11,000 for the three months ended March 31, 2003 as compared to the same periods in 2002. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         The Company's net loss for the quarter ended March 31, 2003 was $1.3 million, compared with a net loss of $2.5 million for the quarter ended March 31, 2002. The improvement in operating results for the quarter ended March 31, 2003 was the result of the general increase in demand for the Company's services that commenced in the latter half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from the Company's operating activities was approximately $1.9 million for the three months ended March 31, 2003 as compared to cash used of approximately $1.3 million for the same period in 2002. Investing activities used cash of approximately $768,000 during the three months ended March 31, 2003 for the acquisition of property, plant and equipment and was largely offset by $646,000 of proceeds from the sale of assets. During the three months ended March 31, 2002, investing activities used cash of approximately $2.3 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $2.8 million from proceeds from bank and other borrowings and net draws on working capital revolving loans offset by principal payments on debt and capital lease obligations of approximately $1.6 million. For the same period in 2002, financing activities provided cash of approximately $2.9 million from proceeds from bank and other borrowings and net draws on working capital revolving loans offset by principal payments on debt and capital lease obligations of approximately $0.9 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $21.6 million at March 31, 2003, owed to GECC, other indebtedness of approximately $2.9 million, and $36.0 million (inclusive of accrued interest) owed to St. James and its affiliates.

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

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At March 31, 2003, borrowings outstanding under the Credit Facility aggregated $21.6 million, of which $6.8 million was outstanding under the revolving loan, $11.9 million was outstanding under the term loan and $2.9 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 2% of the prepayment or reduction occurring before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

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

         For the period ended March 31, 2003, the Company is in compliance with all financial covenants.

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

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and the Fourth Amendment and Fifth Amendment, filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2002, for a complete statement of the terms and conditions.

         The Company continues to be highly leveraged and has an accumulated deficit of $38.9 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations, could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2003.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons & Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of violations that occur and consents to amendments as required. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas and the absence of any material decline in those prices, and other factors could have a material adverse effect on the Company. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

         ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at March 31, 2003 remained unchanged throughout 2003, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2002 prevailed throughout the year 2003, it would increase the Company's 2003 interest expense by approximately $216,000.

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


                                      BLACK WARRIOR WIRELINE CORP.
                                      ----------------------------
                                              (Registrant)


Date: May 14,  2003                   /S/  William L. Jenkins
                                           -------------------------------------
                                           William L. Jenkins
                                           President and Chief Executive Officer

                                      /S/  Ronald Whitter
                                           -------------------------------------
                                           Ronald Whitter
                                           Chief Financial Officer