Form 10-Q
period 2003-06-30
BLACK WARRIOR WIRELINE CORP
filed 2003-08-14
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                 _X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003; or

                 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         11-2904094
--------------------------------                  -----------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 14, 2003, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX
PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.           Financial Statements

                  Condensed Balance Sheets - June 30, 2003 (unaudited)
                  and December 31, 2002                                                 3

                  Condensed Statements of Operations -
                  Three Months Ended June 30, 2003 (unaudited) and
                  June 30, 2002 (unaudited)                                             4

                  Condensed Statements of Operations -
                  Six Months Ended June 30, 2003 (unaudited) and
                  June 30, 2002 (unaudited)                                             5

                  Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2003 (unaudited) and
                  June 30, 2002 (unaudited)                                             6

                  Notes to Condensed Financial Statements -
                  Three and Six Months Ended June 30, 2003 (unaudited) and
                  June 30, 2002 (unaudited)                                             7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        15

Item 3.           Qualitative and Quantitative Disclosures About Market Risk           25

Item 4.           Controls and Procedures                                              26



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                      27


PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           2003            2002
                                                                                       (UNAUDITED)

                                          ASSETS
Current assets:
     Cash and cash equivalents                                                        $  6,385,587      $  2,388,866
     Accounts receivable, less allowance of $396,388 and $845,635, respectively         13,251,697        12,801,228
     Other receivables                                                                     124,438           130,540
     Prepaid expenses                                                                    1,321,698            15,320
     Other current assets                                                                  893,349           781,272
                                                                                      ------------      ------------
           Total current assets                                                         21,976,769        16,117,226
Inventories of tool components and sub-assemblies, net                                   5,048,380         4,936,347
Property, plant and equipment, less accumulated depreciation                            21,664,648        24,569,343
Other assets                                                                               662,772           888,411
Goodwill and other intangible assets                                                     3,257,514         3,159,782
                                                                                      ------------      ------------
           Total assets                                                               $ 52,610,083      $ 49,671,109
                                                                                      ------------      ------------
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                 $  6,952,253      $  6,970,438
     Accrued salaries and vacation                                                       1,420,707         1,106,070
     Accrued interest payable                                                               71,880           122,660
     Other accrued expenses                                                              1,756,441         1,048,985
     Current maturities of long-term debt and capital lease obligations                 12,069,981        10,928,255
                                                                                      ------------      ------------
           Total current liabilities                                                    22,271,262        20,176,408
Long-term debt, less current maturities                                                 11,952,109        12,370,084
Notes payable to related parties, net of unamortized discount                           24,320,417        24,238,263
Non current accrued interest payable to related parties                                 12,650,976        10,798,224
Deferred revenue                                                                           116,625           136,575
                                                                                      ------------      ------------
           Total liabilities                                                            71,311,389        67,719,554
                                                                                      ------------      ------------
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at June 30, 2003 or December 31, 2002                                       --                --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 shares issued and outstanding at
         June 30, 2003 and December 31, 2002                                                 6,252             6,252
     Additional paid-in capital                                                         20,275,963        20,275,963
     Accumulated deficit                                                               (38,297,139)      (37,603,083)
     Treasury stock, at cost, 4,620 shares at June 30, 2003 and December 31, 2002         (583,393)         (583,393)
     Loan to shareholder                                                                  (102,989)         (144,184)
                                                                                      ------------      ------------
           Total stockholders' deficit                                                 (18,701,306)      (18,048,445)
                                                                                      ------------      ------------
           Total liabilities and stockholders' deficit                                $ 52,610,083      $ 49,671,109
                                                                                      ------------      ------------


          See accompanying notes to the condensed financial statements

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2003 and June 30, 2002

                                                            JUNE 30, 2003     JUNE 30, 2002
                                                             (UNAUDITED)        (UNAUDITED)
Revenues                                                    $ 19,023,013      $ 13,451,814
Operating costs                                               12,488,493         9,503,456
Selling, general and administrative expenses                   2,687,674         2,514,861
Depreciation and amortization                                  1,921,992         2,023,907
                                                            ------------      ------------
        Income (loss) from operations                          1,924,854          (590,410)
Interest expense and amortization of debt discount            (1,366,992)       (1,365,705)
Net gain on sale of fixed assets                                  15,428           154,278
Other income                                                      29,939             6,895
                                                            ------------      ------------
        Income (loss) before provision for income taxes          603,229        (1,794,942)
Provision for income taxes                                            --                --
                                                            ------------      ------------

          Net income (loss)                                 $    603,229      $ (1,794,942)
                                                            ============      ============

Net income (loss) per share - basic and diluted:            $        .05      $       (.14)
                                                            ============      ============


          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2003 and June 30, 2002

                                                       JUNE 30, 2003     JUNE 30, 2002
                                                        (UNAUDITED)        (UNAUDITED)
Revenues                                               $ 34,605,699      $ 26,101,417
Operating costs                                          23,645,216        18,647,070
Selling, general and administrative expenses              5,363,969         5,345,171
Depreciation and amortization                             3,907,893         3,971,967
                                                       ------------      ------------
        Income (loss) from operations                     1,688,621        (1,862,791)
Interest expense and amortization of debt discount       (2,673,682)       (2,661,147)
Net gain on sale of fixed assets                            244,473           172,611
Other income                                                 46,532            14,539
                                                       ------------      ------------
        Loss before provision for income taxes             (694,056)       (4,336,788)
Provision for income taxes                                       --                --
                                                       ------------      ------------
          Net loss                                     $   (694,056)     $ (4,336,788)
                                                       ============      ============
Net loss per share - basic and diluted:                $       (.06)     $       (.35)
                                                       ============      ============


          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and June 30, 2002

                                                                             JUNE 30, 2003   JUNE 30, 2002
                                                                              (Unaudited)     (Unaudited)
Cash flows from operating activities:                                        $ 4,018,691      $ 1,906,460
                                                                             -----------      -----------
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                            (1,400,769)      (4,323,245)
     Proceeds from sale/damage of property, plant and equipment                  680,049          211,351
                                                                             -----------      -----------
                    Cash used in investing activities                           (720,720)      (4,111,894)
                                                                             -----------      -----------
Cash flows from financing activities:
     Debt issuance costs                                                         (25,000)         (66,081)
     Proceeds from bank and other borrowings                                   4,398,774        4,046,045
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                             (3,468,302)      (3,091,659)
     Proceeds on working revolver, net                                          (206,722)        (457,117)
     Loan to shareholder                                                              --         (190,000)
                                                                             -----------      -----------
                    Cash provided by financing activities                        698,750          241,188
                                                                             -----------      -----------
                    Net increase (decrease) in cash and cash equivalents       3,996,721       (1,964,246)
Cash and cash equivalents, beginning of period                                 2,388,866        2,819,236
                                                                             -----------      -----------
Cash and cash equivalents, end of period                                     $ 6,385,587      $   854,990
                                                                             -----------      -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                             $   871,710      $   539,952
                                                                             -----------      -----------
        Income taxes                                                         $        --      $        --
                                                                             -----------      -----------


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

         Liquidity The Company reported net income (loss) for the six months ended June 30, 2003 of approximately ($694,000) and for the years ended December 31, 2002, 2001, and 2000 of approximately ($7,600,000), $5,000,000 and
($4,000,000), respectively. Cash flows provided by (used in) operations were approximately $4,000,000 for the six months ended June 30, 2003 and $5,400,000, $16,350,000 and ($2,900,000) for the years ended December 31 2002, 2001, and
2000, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $21.8 million at June 30, 2003, other indebtedness of approximately $2.2 million and approximately $36.9 million (including approximately $12.7 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

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

         Through April 14, 2003, the Company has amended the terms of its Senior Credit Facility with GECC on five occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. In connection with the April 2003 amendment to the Credit Facility, the Company is required to maintain cumulative operating cash flow commencing with the month ended March 31, 2003 of $800,0000 increasing monthly thereafter to aggregate $9,500,000 for the twelve months ended February 28, 2004; limit capital expenditures to $8.0 million in 2003 and $5.0 million during the six-months ended June 30, 2004; and comply with certain fixed charges, interest coverage and senior funded debt to EBITDA ratios.

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

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 30, 2003, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions.

         In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intensified its efforts in this regard, during the second quarter of 2003. At August 14, 2003, the Company had not entered into any agreements or letters of intent regarding any such business combination and it was not engaged in any substantive negotiations with any person in that regard. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and principal stockholders. There can be no assurance that the Company will enter into any transaction and no representation is made as to the terms on which a transaction may be entered into or that a transaction will occur.

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

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                           2003           2002           2003           2002
                                                                        -----------    -----------    -----------    -----------
Net income (loss) - as reported                                         $   603,229    $(1,794,942)   $  (694,056)   $(4,336,788)
Less: Total stock-based employee compensation expense determined
   under fair value method for all awards, net of related tax effects        (3,219)       (50,322)        (6,438)      (100,644)
                                                                        -----------    -----------    -----------    -----------

Net income (loss) - pro forma                                           $   600,010    $(1,845,264)   $  (700,494)   $(4,437,432)
                                                                        -----------    -----------    -----------    -----------

Income (loss) per share - as reported (basic and diluted):              $       .05    $      (.14)   $      (.06)   $      (.35)
                                                                        -----------    -----------    -----------    -----------
Income (loss) per share - pro forma (basic and diluted):                $       .05    $      (.15)   $      (.06)   $      (.36)
                                                                        -----------    -----------    -----------    -----------


3.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                         FOR THE THREE MONTHS                             FOR THE THREE MONTHS
                                         ENDED JUNE 30, 2003                               ENDED JUNE 30, 2002
                                         -------------------                               -------------------
                           Income           Shares            Per Share      Loss            Shares            Per Share
                           Numerator        Denominator       Amount         Numerator       Denominator       Amount
                           ---------        -----------       ------         ---------       -----------       ------
Net income (loss)          $ 603,229                                       $(1,794,942)
                           =========                                       ===========
BASIC AND DILUTED EPS
Income (loss) available
to common shareholders     $ 603,229         12,499,528       $0.05        $(1,794,942)       12,491,788       $(0.14)

                                         FOR THE SIX MONTHS                                FOR THE SIX MONTHS
                                         ENDED JUNE 30, 2003                               ENDED JUNE 30, 2002
                                         -------------------                               -------------------
                           Income           Shares            Per Share      Loss            Shares            Per Share
                           Numerator        Denominator       Amount         Numerator       Denominator       Amount
                           ---------        -----------       ------         ---------       -----------       ------

Net loss                   $(694,056)                                      $(4,336,788)
                           ==========                                      ===========
BASIC AND DILUTED EPS
Loss available to common
shareholders               $(694,056)        12,499,528       $(0.06)      $(4,336,788)       12,491,788       $(0.35)




         Options and warrants to purchase 90,810,464 and 81,480,519 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three and six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

          Convertible debt instruments, including convertible interest, which would result in the issuance of 49,250,416 and 44,502,607 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of June 30, 2003.

4.       INVENTORIES OF TOOL COMPONENTS AND SUB-ASSEMBLIES, NET

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

5.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

6.       SEGMENT AND RELATED INFORMATION

       At June 30, 2003, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2003 included Burlington Resources, Chevron and Anadarko.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2003 included Encore Operating, Cortez and Chesapeake.

       The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

           Three months ended June 30, 2003

                                                    DIRECTIONAL
                                     WIRELINE       DRILLING       TOTAL
                                     --------       --------       -----

           Segment revenues          $12,148,678    $6,874,335     $19,023,013
           Segment EBITDA            $ 2,792,823    $1,054,023     $ 3,846,846



           Three months ended June 30, 2002

                                                    DIRECTIONAL
                                     WIRELINE       DRILLING        TOTAL
                                     --------       --------        -----
           Segment revenues          $8,131,321     $5,320,493      $13,451,814
           Segment EBITDA            $  670,193     $  763,304      $ 1,433,497

           Six months ended June 30, 2003

                                                    DIRECTIONAL
                                     WIRELINE       DRILLING        TOTAL
                                     --------       --------        -----
           Segment revenues          $22,518,492    $12,087,207     $34,605,699
           Segment EBITDA            $ 4,073,804    $ 1,522,710     $ 5,596,514


           Six months ended June 30, 2002

                                                    DIRECTIONAL
                                     WIRELINE       DRILLING        TOTAL
                                     --------       --------        -----
           Segment revenues          $15,729,374    $10,372,043     $26,101,417
           Segment EBITDA            $   998,204    $ 1,110,972     $ 2,109,176


The Company has certain expenses that were not allocated to the individual operating segments in 2002 but were restated in the tables below to conform to the 2003 presentation. A reconciliation of total segment EBITDA to income (loss) from operations for the three and six months ended June 30, 2003 and 2002 is presented as follows:

Three months ended June 30:

                                                                      2003              2002
                          Total segment EBITDA                    $ 3,846,846       $ 1,433,497
                          Depreciation and amortization            (1,921,992)       (2,023,907)
                          Unallocated corporate expense                    --                --
                                                                  ------------      -----------
                               Income (loss) from operations      $ 1,924,854       $  (590,410)
                                                                  ===========       ============

Six months ended June 30:

                                                                      2003               2002
                          Total segment EBITDA                    $ 5,596,514       $  2,109,176
                          Depreciation and amortization            (3,907,893)        (3,971,967)
                          Unallocated corporate expense                    --                 --
                                                                  -----------       ------------
                               Income (loss) from operations      $ 1,688,621       $ (1,862,791)
                                                                  ===========       ============



7.             RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company's Board of Directors, for $200,000. As of June 30, 2003, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

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

         The Company has executed notes payable to SJMB and SJCP, whose chairman and chief financial officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At June 30, 2003 and 2002, notes due to SJMB, SJCP, their principal partners and affiliates totalled $24,566,882 and $24,566,882, respectively. The notes bear interest at 15% and permit conversion to equity under certain conditions, which would result in substantial dilutions to existing shareholders.

         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the three and six months ended June 30, 2003 was approximately $20,600 and $41,200, respectively.

8.       ISSUANCE OF COMMON STOCK

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

         The Company has outstanding at June 30, 2003 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 140,060,880 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on June 30, 2003, would represent 8.2% of the shares outstanding on a fully diluted basis.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption of this provision will not have a material effect on the financial position or results of operations of the Company.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The adoption of this provision will not have a material effect on the financial position or results of operations of the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and into 2002. While oil and natural gas commodity prices improved throughout much of 2002, the improved pricing did not result in revenues and income to the Company in amounts as favorable as were experienced in 2001. Revenues and income did, however, improve in the latter half of 2002 and the first six months of 2003. There can be no assurance that the Company will experience continued improvement in revenues and income from operations in 2003 that were realized in the latter half of 2002 and the first half of 2003. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues and return to profitability.

         Management may in the future seek to raise additional capital, which may be either debt or equity capital or a combination thereof or enter into another material transaction involving the Company, including a possible sale of the Company. As of June 30, 2003, no specific plans or proposals have been made with regard to any additional financing or any other transaction. The Company may engage in other material corporate transactions.

         In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intensified its efforts in this regard, during the second quarter of 2003. At August 14, 2003, the Company had not entered into any agreements or letters of intent regarding any such business combination and it was not engaged in any substantive negotiations with any person in that regard. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and principal stockholders. There can be no assurance that the Company will enter into any transaction and no representation is made as to the terms on which a transaction may be entered into or that a transaction will occur.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

         The following table sets forth the Company's revenues from its two principal lines of business for the three and six months ended June 30, 2003 and 2002, respectively:

                                       Three Months Ended              Six Months Ended
                                    6/30/03         6/30/02         6/30/03         6/30/02
                                  -----------     -----------     -----------     -----------
         Wireline                 $12,148,678     $ 8,131,321     $22,518,492     $15,729,374
         Directional Drilling       6,874,335       5,320,493      12,087,207      10,372,043
                                  -----------     -----------     -----------     -----------
                                  $19,023,013     $13,451,814     $34,605,699     $26,101,417


         Total revenues increased by approximately $5.6 million to approximately $19.0 million for the three months ended June 30, 2003 and increased approximately $8.5 million to $34.6 million for the six months ended June 30, 2003 as compared to total revenues of approximately $13.5 million and $26.1 million, respectively, for the three and six months ended June 30, 2002. Wireline services revenues increased by approximately $4.0 million and $6.8 million, respectively, for the three and six months ended June 30, 2003 primarily due to the increased demand for the Company's services. Directional drilling revenues increased by approximately $1.6 million and $1.7 million, respectively, for the three and six months ended June 30, 2003 as a consequence of the general increased level of oil and natural gas well drilling activity.

         Operating costs increased by approximately $2.9 million and $4.9 million, respectively, for the three and six months ended June 30, 2003, as compared to the same period of 2002. Operating costs were 65.6% and 68.3% of revenues for the three and six months ended June 30, 2003 as compared with 70.6% and 71.4% of revenues in the same periods in 2002. The increase in operating costs was primarily the result of the higher overall level of activities in the three and six months ended June 30, 2003 compared with 2002 while the decrease in operating costs as a percentage of revenues reflect the variable nature of operating costs. Salaries and benefits increased by approximately $1.3 million and $1.9 million, respectively, for the three and six months ended June 30, 2003, as compared to the same periods in 2002, with a corresponding increase in the total number of employees from 343 at June 30, 2002 to 368 at June 30, 2003. The increase in salaries and benefits is primarily due to the increase in employee levels over 2002.

         Selling, general and administrative expenses increased by approximately $173,000 and $19,000, respectively, for the three and six months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 14.1% and 15.5% in the three and six months ended June 30, 2003 from 18.7% and 20.5% in 2002, primarily as a result of the elimination of outside sales consultants, lower accounting expenses and the increase in revenues for the three and six months ended June 30, 2003.

..
         Depreciation and amortization decreased to approximately $1.9 million and $3.9 million in the three and six months ended June 30, 2003, or 10.1% and 11.3% of revenues, from approximately $2.0 million and $4.0 million or 15.0% and 15.2% of revenues for the same periods in 2002.

         Interest expense and amortization of debt discount remained relatively flat for the three and six months ended June 30, 2003 when compared to the same periods in 2002. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         The Company's net income for the quarter ended June 30, 2003 was approximately $603,000, compared with a net loss of $1.8 million for the quarter ended June 30, 2002. The Company's net loss for the six months ended June 30, 2003 was approximately $694,000, compared to a net loss of $4.3 million for the same period in 2002. The improvement in operating results for the quarter and six months ended June 30, 2003 was the result of the general increase in demand for the Company's services that commenced in the latter half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from the Company's operating activities was approximately $4.0 million for the six months ended June 30, 2003 as compared to cash provided of approximately $1.9 million for the same period in 2002. Investing activities used cash of approximately $1.4 million during the six months ended June 30, 2003 for the acquisition of property, plant and equipment and was partially offset by approximately $680,000 of proceeds from the sale of assets. During the six months ended June 30, 2002, investing activities used cash of approximately $4.3 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $4.4 million from proceeds from bank and other borrowings offset by principal payments on debt and capital lease obligations, net payments on working capital revolving loans and debt issuance costs of approximately $3.7 million. For the same period in 2002, financing activities provided cash of approximately $4.0 million from proceeds from bank and other borrowings offset by principal payments on debt and capital lease obligations, net payments on working capital revolving loans and debt issuance costs of approximately $3.6 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $21.8 million at June 30, 2003, owed to GECC, other indebtedness of approximately $2.2 million, and $36.9 million (inclusive of accrued interest) owed to St. James and or its affiliates.

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

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At June 30, 2003, borrowings outstanding under the Credit Facility aggregated $21.8 million, of which $6.1 million was outstanding under the revolving loan, $11.0 million was outstanding under the term loan and $4.7 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 2% of the prepayment or reduction occurring before September 14, 2003, and 1% of the prepayment or reduction occurring thereafter but before September 14, 2004. In the event all the stock or substantially all the assets of the Company are sold prior to September 14, 2003, and in connection therewith, the Company pre-pays the Credit Facility, the amount of such payment is reduced to 1%. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

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

         As amended through the latest amendment in April 2003, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $7.7 million during the year 2002 with an exclusion on the amount spent to replace and restore plug and abandonment equipment lost due to weather in 2002, to $8.0 million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended March 31, 2003, increasing as follows:


                       FISCAL MONTH                                    CUMULATIVE OPERATING CASH FLOW
                       ------------                                    ------------------------------
         For the 3 Months Ending March 31, 2003                                        $800,000

         For the 4 Months Ending April 30, 2003                                       $1,350,000

         For the 5 Months Ending May 31, 2003                                         $2,000,000



                       FISCAL MONTH                                    CUMULATIVE OPERATING CASH FLOW
                       ------------                                    ------------------------------
         For the 6 Months Ending June 30, 2003                                        $2,700,000

         For the 7 Months Ending July 31, 2003                                        $3,500,000

         For the 8 Months Ending August 31, 2003                                      $4,200,000

         For the 9 Months Ending September 30, 2003                                   $5,000,000

         For the 10 Months Ending October 31, 2003                                    $6,000,000

         For the 11 Months Ending November 30, 2003                                   $7,100,000

         For the 12 Months Ending December 31, 2003                                   $8,200,000

         For the 12 Months Ending January 31, 2004                                    $8,900,000

         For the 12 Months Ending February 28, 2004                                   $9,500,000


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

         For the period ended June 30, 2003, the Company is in compliance with all financial covenants.

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

         The Company continues to be highly leveraged and has an accumulated deficit of $38.3 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and six months ended June 30, 2003.

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

            At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Exchange Act, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons & Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of violations that occur and consents to amendments as required. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and natural gas would most likely have an adverse effect on the Company's revenues. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at June 30, 2003 remained unchanged throughout 2003, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2002 prevailed throughout the year 2003, it would increase the Company's 2003 interest expense by approximately $218,000.

         ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

             31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

             32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

             32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

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

                                                    BLACK WARRIOR WIRELINE CORP.
                                                    ----------------------------
                                                            (Registrant)


Date:  August 14, 2003                        /S/  William L. Jenkins
                                          --------------------------------------
                                                   William L. Jenkins
                                          President and Chief Executive  Officer


                                                  /S/  Ronald Whitter
                                          --------------------------------------
                                                       Ronald Whitter
                                             Chief Financial Officer