Form 10-Q
period 2003-09-30
BLACK WARRIOR WIRELINE CORP
filed 2003-11-19
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                X   Quarterly Report pursuant to Section 13 or 15(d) of the
               ---  Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003; or

                    Transition report pursuant to Section 13 or 15(d) of the
               --- Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             11-2904094
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S employer
  incorporation of organization)                            identification no.)

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
              -----------------------------------------------------
               (Address of principal executive offices, zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 13, 2003, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Balance Sheets - September 30, 2003 (unaudited)
          and December 31, 2002                                                3

          Condensed Statements of Operations -
          Three Months Ended September 30, 2003 (unaudited) and
          September 30, 2002 (unaudited)                                       4

          Condensed Statements of Operations -
          Nine Months Ended September 30, 2003 (unaudited) and
          September 30, 2002 (unaudited)                                       5

          Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 2003 (unaudited) and
          September 30, 2002 (unaudited)                                       6

          Notes to Condensed Financial Statements -
          Three and Nine Months Ended September 30, 2003 (unaudited) and
          September 30, 2002 (unaudited)                                       7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       16

Item 3.   Qualitative and Quantitative Disclosures About Market Risk          27

Item 4.   Controls and Procedures                                             27

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    28

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                            2003             2002
                                                                                         ------------    ------------
                                                                                         (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                           $  9,258,440    $  2,388,866
     Accounts receivable, less allowance of $567,532 and $845,635, respectively            11,198,671      12,801,228
     Other receivables                                                                         78,249         130,540
     Prepaid expenses                                                                         667,751          15,320
     Other current assets                                                                     918,678         781,272
                                                                                         ------------    ------------
           Total current assets                                                            22,121,789      16,117,226

Inventories of tool components and sub-assemblies, net                                      5,195,647       4,936,347
Property, plant and equipment, less accumulated depreciation                               20,882,674      24,569,343
Other assets                                                                                  541,727         888,411
Goodwill and other intangible assets                                                        3,236,293       3,159,782
                                                                                         ------------    ------------
           Total assets                                                                  $ 51,978,130    $ 49,671,109
                                                                                         ------------    ------------
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                    $  7,067,997    $  6,970,438
     Accrued salaries and vacation                                                          1,329,630       1,106,070
     Accrued interest payable                                                                 109,424         122,660
     Other accrued expenses                                                                 1,629,102       1,048,985
     Current maturities of long-term debt and capital lease obligations                    22,022,094      10,928,255
                                                                                         ------------    ------------
           Total current liabilities                                                       32,158,247      20,176,408

Long-term debt, less current maturities                                                       479,643      12,370,084
Notes payable to related parties, net of unamortized discount                              24,361,493      24,238,263
Non current accrued interest payable to related parties                                    13,592,706      10,798,224
Deferred revenue                                                                              116,625         136,575
                                                                                         ------------    ------------
           Total liabilities                                                               70,708,714      67,719,554
                                                                                         ------------    ------------
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at September 30, 2003 or December 31, 2002                                     --              --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 shares issued and outstanding at
         September 30, 2003 and December 31, 2002                                               6,252           6,252
     Additional paid-in capital                                                            20,275,963      20,275,963
     Accumulated deficit                                                                  (38,347,015)    (37,603,083)
     Treasury stock, at cost, 4,620 shares at September 30, 2003 and December 31, 2002       (583,393)       (583,393)
     Loan to shareholder                                                                      (82,391)       (144,184)
                                                                                         ------------    ------------
           Total stockholders' deficit                                                    (18,730,584)    (18,048,445)
                                                                                         ------------    ------------
           Total liabilities and stockholders' deficit                                   $ 51,978,130    $ 49,671,109
                                                                                         ============    ============

          See accompanying notes to the condensed financial statements

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2003 and September 30, 2002

                                                   SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                   ------------------    ------------------
                                                      (UNAUDITED)            (UNAUDITED)
Revenues                                              $17,085,968           $15,428,797
Operating costs                                        11,253,751            10,687,313
Selling, general and administrative expenses            2,567,310             2,690,034
Depreciation and amortization                           1,897,967             2,039,184
                                                     ------------          ------------
        Income from operations                          1,366,940                12,266

Interest expense and amortization of debt discount     (1,392,266)           (1,397,976)
Net gain (loss) on sale of fixed assets                    (2,795)                4,448
Other income (expense)                                    (21,755)               39,207
                                                     ------------          ------------
        Loss before provision for income taxes            (49,876)           (1,342,055)

Provision for income taxes                                     --                    --
                                                     ------------          ------------
          Net loss                                   $    (49,876)         $ (1,342,055)
                                                     ============          ============
Net loss per share - basic and diluted:              $        .00          $       (.11)
                                                     ============          ============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2003 and September 30, 2002

                                                   SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                   ------------------    ------------------
                                                      (UNAUDITED)           (UNAUDITED)
Revenues                                             $ 51,691,667          $ 41,530,214
Operating costs                                        34,898,967            29,334,383
Selling, general and administrative expenses            7,931,279             8,035,205
Depreciation and amortization                           5,805,860             6,011,151
                                                     ------------          ------------
        Income (loss) from operations                   3,055,561            (1,850,525)

Interest expense and amortization of debt discount     (4,065,948)           (4,059,123)
Net gain on sale of fixed assets                          241,678               177,059
Other income                                               24,777                53,746
                                                     ------------          ------------
        Loss before provision for income taxes           (743,932)           (5,678,843)

Provision for income taxes                                     --                    --
                                                     ------------          ------------
            Net loss                                 $   (743,932)         $ (5,678,843)
                                                     ============          ============
Net loss per share - basic and diluted:              $       (.06)         $       (.45)
                                                     ============          ============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and September 30, 2002

                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                               2003                  2002
                                                                            -----------          -----------
                                                                           (Unaudited)           (Unaudited)
Cash flows from operating activities:                                       $ 9,510,604          $ 4,271,706
                                                                            -----------          -----------
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                           (2,499,324)          (6,408,620)
     Proceeds from sale/damage of property, plant and equipment                 682,549              218,851
                                                                            -----------          -----------
                    Cash used in investing activities                        (1,816,775)          (6,189,769)
                                                                            -----------          -----------
Cash flows from financing activities:
     Debt issuance costs                                                        (27,653)            (127,154)
     Proceeds from bank and other borrowings                                  5,434,052            5,326,601
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                            (5,517,480)          (4,630,070)
     Reduction on working revolver, net                                        (713,174)            (374,862)
     Loan to shareholder                                                             --             (190,000)
                                                                            -----------          -----------
                    Cash (used in) provided by financing activities            (824,255)               4,515
                                                                            -----------          -----------
                    Net increase (decrease) in cash and cash equivalents      6,869,574           (1,913,548)
Cash and cash equivalents, beginning of period                                2,388,866            2,819,236
                                                                            -----------          -----------
Cash and cash equivalents, end of period                                    $ 9,258,440          $   905,688
                                                                            -----------          -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
        Interest                                                            $ 1,284,703          $ 1,270,134
                                                                            -----------          -----------
        Income taxes                                                        $        --          $        --
                                                                            -----------          -----------

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

         Liquidity The Company reported net income (loss) for the nine months ended September 30, 2003 of approximately ($744,000) and for the years ended December 31, 2002, 2001, and 2000 of approximately ($7,600,000), $5,000,000 and
($4,000,000), respectively. Cash flows provided by (used in) operations were approximately $9.5 million for the nine months ended September 30, 2003 and $5,400,000, $16,350,000 and ($2,900,000) for the years ended December 31 2002,
2001, and 2000, respectively. As of September 30, 2003, the Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness owing to General Electric Capital Corporation ("GECC") aggregating approximately $21.1 million at September 30, 2003 (the "Senior Credit Facility"). The credit agreement under which the Senior Credit Facility is outstanding expires on September 14, 2004, at which time the senior indebtedness will be due and payable. The Company also has outstanding approximately $37.9 million (including approximately $13.6 million of accrued interest) of subordinated indebtedness owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility.. In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished. Subject to the terms of its subordination, the subordinated debt is due and payable on December 31, 2004. In addition, the Company has outstanding other indebtedness of approximately $1.4 million.

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

         Through April 14, 2003, the Company has amended the terms of its Senior Credit Facility with GECC on five occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. In connection with the April 2003 amendment to the Credit Facility, the Company is required to maintain cumulative operating cash flow commencing with the month ended March 31, 2003 of $8,000,000 increasing monthly thereafter to aggregate $9,500,000 for the twelve months ended February 28, 2004; limit capital expenditures to $8.0 million in 2003 and $5.0 million during the six-months ended June 30, 2004; and comply with certain fixed charges, interest coverage and senior funded debt to EBITDA ratios. There have been no amendments to the Senior Credit Facility since April 2003.

         Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions continue to remain stable during the remainder of 2003 and 2004, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants. If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination. The Company can give no assurances that adequate financing could be obtained or that a suitable business combination or asset sale could be consummated.

         In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intensified its efforts in this regard, during the second quarter of 2003. As of November 18, 2003, the Company had not entered into any definitive agreements regarding any such business combination The process of entering into a business combination or other similar transaction to get the best price obtainable on acceptable terms for the Company and its stockholders is an ongoing process. Management of the Company expects this process to continue. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and its stockholders. There can be no assurance that the Company will enter into any transaction and no representation is made as to the terms on which a transaction may be entered into or that a transaction will occur.

         Management may in the future seek to raise additional capital for the Company, which may be either debt or equity capital or a combination thereof, or enter into another material transaction involving the Company, which may include, in addition to a possible sale or merger of the Company to or with another entity, the sale of a portion or segment of the Company or a recapitalization of the Company. In the event the Company should seek or, in order to repay at maturity its outstanding indebtedness, be required to raise additional equity or debt capital, there can be no assurance that such a transaction can be effected in the light of the Company's existing capital structure and history of operations or that such a transaction will not dilute the interests of the Company's existing security holders. The inability of the Company to repay, extend or refinance its indebtedness maturing in 2004 could materially adversely affect the Company's stockholders and their interest in the Company. If the Company is not successful in those efforts, the holders of outstanding indebtedness will have the right to foreclose against the Company's assets. Under such circumstances, the holders of shares of the Company's Common Stock may lose their entire investment. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

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

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                ----------------------------  ----------------------------
                                                                SEPT 30, 2003  SEPT 30, 2002  SEPT 30, 2003  SEPT 30, 2002
                                                                -------------  -------------  -------------  -------------
Net loss - as reported                                           $   (49,876)   $(1,342,055)   $  (743,932)   $(5,678,843)

Less: Total stock-based employee compensation expense
 determined under fair value method for all awards, net
 of related tax effects                                               (3,219)       (50,322)        (9,657)      (150,966)
                                                                 -----------    -----------    -----------    -----------
Net loss - pro forma                                             $   (53,095)   $(1,392,377)   $  (753,589)   $(5,829,809)
                                                                 -----------    -----------    -----------    -----------
Loss per share - as reported (basic and diluted):                $       .00    $      (.11)   $      (.06)   $      (.45)
                                                                 -----------    -----------    -----------    -----------
Loss per share - pro forma (basic and diluted):                  $       .00    $      (.11)   $      (.06)   $      (.47)
                                                                 -----------    -----------    -----------    -----------

3.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                    FOR THE THREE MONTHS                      FOR THE THREE MONTHS
                                  ENDED SEPTEMBER 30, 2003                  ENDED SEPTEMBER 30, 2002
                           -------------------------------------     ----------------------------------------
                           Loss         Shares         Per Share      Loss           Shares         Per Share
                           Numerator    Denominator    Amount         Numerator      Denominator    Amount
                           ---------    -----------    ---------      ---------      -----------    ---------
Net loss                   $ (49,876)                                 $(1,342,055)
                           =========                                  ===========
BASIC AND DILUTED
EPS
Loss available to common
shareholders               $ (49,876)   12,499,528     $ 0.00         $(1,342,055)   12,491,788     $(0.11)

                                    FOR THE NINE MONTHS                        FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30, 2003                  ENDED SEPTEMBER 30, 2002
                           -------------------------------------     ----------------------------------------
                           Loss         Shares         Per Share      Loss           Shares         Per Share
                           Numerator    Denominator    Amount         Numerator      Denominator    Amount
                           ---------    -----------    ---------      ---------      -----------    ---------
Net loss                   $(743,932)                                 $(5,678,843)
                           =========                                  ===========
BASIC AND DILUTED
EPS
Loss available to common
shareholders               $(743,932)   12,499,528     $(0.06)        $(5,678,843)   12,491,788     $(0.45)


         Options and warrants to purchase 90,810,464 and 83,980,519 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three and nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

          Convertible debt instruments, including convertible interest, which would result in the issuance of 50,506,057 and 45,524,439 shares of common stock, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of September 30, 2003.

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

6.       SEGMENT AND RELATED INFORMATION

         At September 30, 2003, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2003 included Burlington Resources, Chevron and Anadarko.

         DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended September 30, 2003 included Encore Operating, Cortez and Pogo.

         The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:

Three months ended September 30, 2003
                                                      DIRECTIONAL
                                        WIRELINE      DRILLING      TOTAL
                                        --------      --------      -----
 Segment revenues                       $12,731,883   $ 4,354,085   $17,085,968
 Segment EBITDA                         $ 2,735,959   $   528,948   $ 3,264,907


Three months ended September 30, 2002
                                                      DIRECTIONAL
                                        WIRELINE      DRILLING      TOTAL
                                        --------      --------      -----
 Segment revenues                       $ 9,029,478   $ 6,399,319   $15,428,797
 Segment EBITDA                         $ 1,163,551   $   887,899   $ 2,051,450


Nine months ended September 30, 2003
                                                      DIRECTIONAL
                                        WIRELINE      DRILLING      TOTAL
                                        --------      --------      -----
 Segment revenues                       $35,250,375   $16,441,292   $51,691,667
 Segment EBITDA                         $ 6,809,762   $ 2,051,659   $ 8,861,421


Nine months ended September 30, 2002
                                                      DIRECTIONAL
                                        WIRELINE      DRILLING      TOTAL
                                        --------      --------      -----
 Segment revenues                       $24,758,852   $16,771,362   $41,530,214
 Segment EBITDA                         $ 2,161,755   $ 1,998,871   $ 4,160,626


The Company has certain expenses that were not allocated to the individual operating segments in 2002 but were restated in the tables above and below to conform to the 2003 presentation. To fully assess the Company's operating results, management believes that, although not prescribed under generally accepted accounting principals ("GAAP"), EBITDA is an appropriate measure of the Company's ability to satisfy capital expenditure obligations and working capital requirements. EBITDA is a non-GAAP financial measure as defined under SEC rules. The Company's EBITDA should not be considered in isolation or as a substitute for other financial measurements prepared in accordance to GAAP or as a measure of the Company's profitability or liquidity. As EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented below may not be comparable to similarly titled measures of other companies. Management believes that income (loss) from operations calculated in accordance with GAAP is the most directly comparable measure most similar to EBITDA. EBITDA is defined as net income (loss) plus interest expense, depreciation and amortization, deferred income taxes and other non-cash items. A reconciliation of total segment EBITDA to income (loss) from operations for the three and nine months ended September 30, 2003 and 2002 is presented as follows:

Three months ended September 30:

                                              2003          2002
                                              ----          ----
     Total segment EBITDA                 $ 3,264,907    $ 2,051,450
     Depreciation and amortization         (1,897,967)    (2,039,184)
     Unallocated corporate expense                 --             --
                                          -----------    -----------
          Income (loss) from operations   $ 1,366,940    $    12,266
                                          ===========    ===========

Nine months ended September 30:
                                               2003          2002
                                               ----          ----
     Total segment EBITDA                  $ 8,861,421    $ 4,160,626
     Depreciation and amortization          (5,805,860)    (6,011,151)
     Unallocated corporate expense                  --             --
                                           -----------    -----------
          Income (loss) from operations    $ 3,055,561    $(1,850,525)
                                           ===========    ===========

7.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company's Board of Directors, for $200,000. As of September 30, 2003, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

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

         The Company has executed notes payable to SJMB and SJCP, whose chairman and chief financial officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At September 30, 2003 and 2002, notes due to SJMB, SJCP, their principal partners and affiliates totalled $24,566,882 and $24,566,882, respectively. The notes bear interest at 15% and permit conversion to equity under certain conditions, which would result in substantial dilutions to existing shareholders.

         In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the three and nine months ended September 30, 2003 was approximately $20,600 and $61,800, respectively.

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

         The Company has outstanding at September 30, 2003 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 141,316,521 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on September 30, 2003, would represent 8.1% of the shares outstanding on a fully diluted basis.

9.       INCOME TAXES

         The difference between the statutory rate and the effective rate relates to federal tax net operating loss carryforwards (NOL's) that unless previously utilized, expire at various dates beginning 2010 through 2022. The Company's utilization of NOL's is subject to a number of uncertainties including the ability to generate future taxable income.

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. FIN 45 did not have a material effect on the Company's year end 2002 or 2003 financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a enterprise holds a variable interest that it acquired before February 1, 2003. For public companies with a December 31 year-end, FIN 46 is effective at the beginning of the 2003 third quarter. The adoption of this provision did not have a material effect on the financial condition or results of operations of the Company.

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

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The adoption of this provision did not have a material effect on the financial position or results of operations of the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending of the exploration and production side of the industry. A recovery in the energy industry began in the latter half of 1999 and continued throughout 2000 and into early 2001 due mainly to strong oil and natural gas prices. These prices declined throughout most of 2001. As a consequence, North American drilling activity declined as well. The Company's strong revenues and income from operations, experienced in the first three quarters of 2001, did not continue into the fourth quarter of 2001 and into 2002. While oil and natural gas commodity prices improved throughout much of 2002, the improved pricing did not result in revenues and income to the Company in amounts as favorable as were experienced in 2001. The Company's revenues and income improved in the latter half of 2002 and the first nine months of 2003, however its directional drilling revenues declined in the third quarter as a result of a decrease in activity among the Company's customer base. There can be no assurance that the Company will experience continued improvement in revenues and income from operations that were realized in the latter half of 2002 and the first nine months of 2003. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues and return to profitability.

                  In November 2001, the Company retained Simmons & Company International ("Simmons") as its financial advisor in connection with examining various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company. At the Company's request, Simmons intensified its efforts in this regard, during the second quarter of 2003. As of November 18, 2003, the Company had not entered into any definitive agreements regarding any such business combination. The process of entering into a business combination or other similar transaction to get the best price obtainable on acceptable terms for the Company and its stockholders is an ongoing process. Management of the Company expects this process to continue. Any such transaction will be dependent upon the ability of the Company to reach an agreement on terms acceptable to its Board of Directors and its stockholders. There can be no assurance that the Company will enter into any transaction and no representation is made as to the terms on which a transaction may be entered into or that a transaction will occur.

         Management may in the future seek to raise additional capital for the Company, which may be either debt or equity capital or a combination thereof, or enter into another material transaction involving the Company, which may include, in addition to a possible sale or merger of the Company to or with another entity, the sale of a portion or segment of the Company or a recapitalization of the Company. In the event the Company should seek or, in order to repay at maturity its outstanding indebtedness, be required to raise additional equity or debt capital, there can be no assurance that such a transaction can be effected in the light of the Company's existing capital structure and history of operations or that such a transaction will not dilute the interests of the Company's existing security holders. The inability of the Company to repay, extend or refinance its indebtedness maturing in 2004 could materially adversely affect the Company's stockholders and their interest in the Company. If the Company is not successful in those efforts, the holders of outstanding indebtedness will have the right to foreclose against the Company's assets. Under such circumstances, the holders of shares of the Company's Common Stock may lose their entire investment. Fluctuations in interest rates may adversely affect the Company's ability to raise capital.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

         The following table sets forth the Company's revenues from its two principal lines of business for the three and nine months ended September 30, 2003 and 2002, respectively:

                                     Three Months Ended         Nine Months Ended
                                   ----------------------      --------------------
                                   9/30/03        9/30/02      9/30/03      9/30/02
                                   -------        -------      -------      -------
          Wireline               $12,731,883   $ 9,029,478   $35,250,375   $24,758,852
          Directional Drilling     4,354,085     6,399,319    16,441,292    16,771,362
                                 -----------   -----------   -----------   -----------
                                 $17,085,968   $15,428,797   $51,691,667   $41,530,214

         Total revenues increased by approximately $1.7 million to approximately $17.1 million for the three months ended September 30, 2003 and increased approximately $10.2 million to $51.7 million for the nine months ended September 30, 2003 as compared to total revenues of approximately $15.4 million and $41.5 million, respectively, for the three and nine months ended September 30, 2002. Wireline services revenues increased by approximately $3.7 million and $10.5 million, respectively, for the three and nine months ended September 30, 2003 primarily due to the increased demand for the Company's services. Directional drilling revenues decreased by approximately $2.0 million and $330,000, respectively, for the three and nine months ended September 30, 2003 due to the decreased demand for the Company's services in this segment.

         Operating costs increased by approximately $566,000 and $5.6 million, respectively, for the three and nine months ended September 30, 2003, as compared to the same period of 2002. Operating costs were 65.9% and 67.5% of revenues for the three and nine months ended September 30, 2003 as compared with 69.3% and 70.6% of revenues in the same periods in 2002. The increase in operating costs was primarily the result of the higher overall level of activities in the three and nine months ended September 30, 2003 compared with 2002 while the decrease in operating costs as a percentage of revenues reflect the variable nature of operating costs. Salaries and benefits increased by approximately $0.9 million and $2.9 million, respectively, for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, with a corresponding increase in the total number of employees from 342 at

September 30, 2002 to 381 at September 30, 2003. The increase in salaries and benefits is primarily due to the increase in employee levels over 2002.

         Selling, general and administrative expenses decreased by approximately $123,000 and $104,000, respectively, for the three and nine months ended September 30, 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 15.0% and 15.3% in the three and nine months ended September 30, 2003 from 17.4% and 19.3% in 2002, primarily as a result of the elimination of outside sales consultants, lower accounting expenses and the increase in revenues for the three and nine months ended September 30, 2003.

         Depreciation and amortization decreased to approximately $1.9 million and $5.8 million in the three and nine months ended September 30, 2003, or 11.1% and 11.2% of revenues, from approximately $2.0 million and $6.0 million or 13.2% and 14.5% of revenues for the same periods in 2002.

         Interest expense and amortization of debt discount remained relatively flat for the three and nine months ended September 30, 2003 when compared to the same periods in 2002. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         The Company's net loss for the quarter ended September 30, 2003 was approximately $50,000, compared with a net loss of $1.3 million for the quarter ended September 30, 2002. The Company's net loss for the nine months ended September 30, 2003 was approximately $744,000, compared to a net loss of $5.7 million for the same period in 2002. The improvement in operating results for the quarter and nine months ended September 30, 2003 was primarily the result of the general increase in demand for the Company's wireline segment services that commenced in the latter half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from the Company's operating activities was approximately $9.5 million for the nine months ended September 30, 2003 as compared to cash provided of approximately $4.3 million for the same period in 2002. Investing activities used cash of approximately $2.5 million during the nine months ended September 30, 2003 for the acquisition of property, plant and equipment and was partially offset by approximately $683,000 of proceeds from the sale of assets. During the nine months ended September 30, 2002, investing activities used cash of approximately $6.4 million for the acquisition of property, plant and equipment. Financing activities provided cash of approximately $5.4 million from proceeds from bank and other borrowings offset by principal payments on debt and capital lease obligations, net payments on working capital revolving loans and debt issuance costs of approximately $6.3 million. For the same period in 2002, financing activities provided cash of approximately $5.3 million from proceeds from bank and other borrowings offset by principal payments on debt and capital lease obligations, net payments on working capital revolving loans and debt issuance costs of approximately $5.3 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $21.1 million at September 30, 2003, owed to GECC, other indebtedness of approximately $1.4 million, and $37.9 million (inclusive of accrued interest) owed to St. James and or its affiliates. The indebtedness then outstanding to GECC is due and payable on September 14, 2004 and the indebtedness owing to St. James is due and payable, subject to the terms of its subordination, on December 31, 2004.

         GECC Loan Description

         On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002, October 2002, February 2003 and April 2003. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004 at which time the indebtedness must be repaid or extended.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At September 30, 2003, borrowings outstanding under the Credit Facility aggregated $21.1 million, of which $5.5 million was outstanding under the revolving loan, $10.2 million was outstanding under the term loan and $5.4 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. The capex loan is available to be borrowed through September 14, 2003, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

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

         As amended through the latest amendment in April 2003, the financial covenants the Company is required to comply with include (a) limitations on capital expenditures to $8.0 million during the year 2003 and to $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and (d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to EBITDA, minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended March 31, 2003, increasing as follows:

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

         For the period ended September 30, 2003, the Company is in compliance with all financial covenants.

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

         In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 was paid in June 2003 and $50,000 is payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

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

         Substantial Outstanding Indebtedness and Debt Maturities in 2004

         The Company is highly leveraged. The Company's outstanding indebtedness includes senior secured indebtedness owing to GECC aggregating approximately $21.1 million at September 30, 2003 under a Credit Agreement that expires on September 14, 2004 and other junior secured indebtedness of approximately $37.9 million at September 30, 2003 (inclusive of accrued interest) owed to St. James and or its affiliates which becomes due and payable on December 31, 2004. The outstanding balance of such indebtedness plus accrued and unpaid interest will be required to be repaid, refinanced or extended at or prior to the end of 2004. There can be no assurance that the Company will be successful in repaying, refinancing or extending the maturities of that indebtedness and if the Company is not successful in those efforts, the holders of outstanding indebtedness will have the right to foreclose against the Company's assets. Under such circumstances, the holders of shares of the Company's Common Stock may lose their entire investment.

         The Company is subject to certain debt covenants requiring that it maintain certain minimum levels of operational and cash flow levels. Failure to meet these minimum requirements or comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows to remain in compliance with these covenants, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

         In addition to its substantial indebtedness coming due in 2004, the Company has an accumulated deficit at September 30, 2003 of $38.3 million resulting from its losses in prior periods. There can be no assurance that the Company's losses will not be continuing which will make its efforts to repay, refinance or extend its outstanding indebtedness difficult.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and nine months ended September 30, 2003.

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

            At September 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Exchange Act, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability, to generate revenues and attain and maintain profitability and cash flow, the improvement in, stability and level of prices for oil and natural gas, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to implement any of the possible alternative means to maximize shareholder value in conjunction with its agreement retaining Simmons & Company International, including any possible merger, sale of assets or other business combination transaction involving the Company or raising additional debt or equity capital, to maintain, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium services market, the ability of the Company to meet or refinance its debt obligations as they come due or to obtain extensions of the maturity dates for the payment of principal, the ability of the Company to re-deploy its equipment among regional operations as required, the ability of the Company to provide services using state of the art tooling, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued and obtain waivers of violations that occur and consents to amendments as required. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines and fluctuations in the prices for oil and natural gas, its inability to repay, refinance or extend its outstanding indebtedness at its maturity in 2004 and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and natural gas would most likely have an adverse effect on the Company's revenues. The Company cautions readers that the various risk factors referred to above could cause the Company's operating results, and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy. Readers should refer to the Annual Report on Form 10-K and the risk factors discussed therein.

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at September 30, 2003 remained unchanged throughout 2003, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2002 prevailed throughout the year 2003, it would increase the Company's 2003 interest expense by approximately $211,000.

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

                                         BLACK WARRIOR WIRELINE CORP.
                                         ----------------------------
                                                 (Registrant)


Date:  November 19, 2003                  /s/  William L. Jenkins
                                          -----------------------------------
                                          William L. Jenkins
                                          President and Chief Executive Officer

                                          /s/  Ronald Whitter
                                          -----------------------------------
                                          Ronald Whitter
                                          Chief Financial Officer