Form 10-K
period 2003-12-31
BLACK WARRIOR WIRELINE CORP
filed 2004-05-21
CIK 839871

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003; or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                   $2,919,800
         (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                  Class:  COMMON STOCK, PAR VALUE $.0005 PER SHARE
                  Outstanding at March 5, 2004:  12,499,528 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
 No documents are incorporated by reference into this Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

Item Number                                                                 Page
-----------                                                                 ----

Item 1.  Business                                                            1

Item 2.  Properties                                                          17

Item 3.  Legal Proceedings                                                   17

Item 4.  Submission of Matters to a Vote of Security Holders                 17


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             18

Item 6.  Selected Financial Data                                             19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          36

Item 8.  Financial Statements and Supplementary Data                         38

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            38

Item 9A. Controls and Procedures                                             39


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant                  40

Item 11. Executive Compensation                                              42

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     47

Item 13. Certain Relationships and Related Transactions                      49


Item 14. Principal Accountant Fees and Services                              52


                                     PART IV
                                     -------

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K     53

                                     PART I

         ITEM 1.  BUSINESS

GENERAL

         Black Warrior Wireline Corp. (the "Company") is an oil and gas well service company currently providing various services to oil and gas well operators. The Company's service area includes primarily the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling and downhole surveying services. In July 2001, the Company sold its workover and completion line of business. As is further described below, the Company is engaged in negotiations with respect to the sale of the assets and business of its directional drilling and downhole surveying division. The Company has been engaged in the oil and gas well service business for more than the past five years.

WIRELINE SERVICES

         The Company's wireline logging service activities contributed revenues of $45.8 million (approximately 69.9% of revenues) in 2003, $34.1 million (approximately 60.3% of revenues) in 2002, and $39.7 million (approximately 52.1% of revenues) in 2001. At December 31, 2003, the Company owned 52 operational motor vehicle mounted wireline units, of which 38 are equipped with a state-of-the-art computer system, six are equipped with an analog computer system and eight are devoted exclusively to hoisting operations. In addition, as of December 31, 2003, the Company owned 15 operational skid- mounted cased-hole wireline units , all of which are equipped with state of the art computers, and two skid-mounted units are devoted to providing services for the plug and abandonment of wells. The skid-mounted units are able to be used for offshore work by being hoisted aboard barges.

         The truck or skid-mounted wireline logging services are used to evaluate downhole well conditions at various stages of the process of drilling and completing oil and gas wells as well as at various times thereafter until the well is depleted, plugged and abandoned. Such services are provided using a wireline unit equipped with an armored cable that is lowered by winch into an existing well. The cable lowers instruments and tools into the well to perform a variety of services and tests. The wireline unit's instrument cab contains electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the "logs" which define specific characteristics of each formation and to display the data received from downhole. The Company's wireline units are equipped with state-of-the-art computerized systems or analog equipment.

         Open hole wireline services are performed after the drilling of the well but prior to its completion. Cased hole wireline services are performed during and after the completion of the well, as well as from time to time thereafter during the life of the well. The Company's services primarily relate to providing cased hole wireline services. Cased hole services include radioactive and acoustic logging used to evaluate downhole conditions such as lithology, porosity, production patterns and the cement bonding effectiveness between the casing and the formation. Other cased hole services include perforating, which opens up the casing to allow production from the formation(s), and free-point and back-off, which locates and frees pipe that has become lodged in the well. Cased hole services are used in the initial completion of the well and in virtually all subsequent workover and stimulation projects throughout the life of the well. After depletion of a well, the operator is required to plug the well prior to its abandonment. The Company's plug and abandonment equipment is utilized for this purpose by pumping cement into the well and capping the well.

         The Company performs its wireline services at the well site for operators of the wells primarily pursuant to contracts entered into on a bid basis at prices related to Company standard prices.

         These services are routinely provided to the Company's customers and are subject to the customers' time schedule, weather conditions, availability of Company personnel and complexity of the operation. These procedures generally take approximately one to one-and-one-half days to perform. These services are provided using Company-owned equipment throughout its service area dispatched from its twenty-three service facilities located throughout its service area. Approximately 48.5% of the Company's wireline service revenues are derived from onshore activities and approximately 51.5% from offshore activities.

         Manufacturing. The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others. During the year ended December 31, 2003, the Company manufactured for internal use two new wireline trucks, one new plug and abandonment skid-mounted package and one new offshore wireline skid. The manufacturing facility also totally refurbished for internal use two wireline trucks.

DIRECTIONAL DRILLING SERVICES

         The Company's directional drilling services contributed revenues of $19.7 million (approximately 30.1% of revenues) in 2003, $22.5 million (approximately 39.7% of revenues) in

2002, and $36.4 million (approximately 47.8% of revenues) in 2001. The Company has been engaged in the directional drilling service business since 1997 when it acquired Diamondback Directional, Inc. and 1998 when it acquired Phoenix Drilling Services.

         Directional drilling is the intentional deviation of a well bore. The deviation is achieved by utilizing downhole motors and guidance equipment to move the well bore in a given direction and intersect a target formation at an angle up to horizontal.

         The Company also provides directional surveying services and directional surveying equipment to operators in the oil and gas industry. These services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and measurement while drilling services. Management of the Company believes these services are state-of-the-art.

         These services are provided throughout the Company's service area.

         Proposed Sale of Directional Drilling Services. The Company is engaged in negotiations with respect to the sale of its directional drilling division. The proposed transaction, which is subject to the negotiation and execution of a definitive purchase and sale agreement, includes, among the other expected terms and conditions, the sale of all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital sold is expected to include current assets subject to current liabilities assumed of the division. The purchase price is expected to be approximately $11.0 million, less certain possible closing adjustments. Among other matters, the closing of the transaction is expected to be subject to the Company obtaining all necessary lender and other consents and approvals, the absence of any event having a material adverse effect on the assets or business sold, the buyer having obtained financing for the transaction, the receipt by the Company of a fairness opinion from Simmons & Company International and compliance with other legal requirements. It is expected that either party will have the right to terminate the agreement prior to closing for any reason. Under certain circumstances, the Company could be required to pay the buyer $50,000 upon a termination of the agreement. The purchaser is expected to be a newly organized corporation in which Mr. Allen Neel and two other employees of the directional drilling division are expected to be employees and hold minority equity interests. The net proceeds from the sale, after payment of expenses of the transaction, are intended to be applied in reduction of the Company's senior secured indebtedness. There is no assurance that a definitive agreement can be negotiated and executed on terms acceptable to the Company, that the transaction will be completed or that it will be completed on the terms being negotiated by management.

OTHER SERVICES

         The Company also engages in other oil and gas well service activities including, primarily, the sale, rental and service of tools and equipment used in the oil field services industry and conducts tool and equipment inspection, maintenance and testing services. These activities are not deemed by management to be material.

PRINCIPAL CUSTOMERS AND MARKETING

         There were no customers from which the Company earned in excess of 10% of its revenues during the three years ended December 31, 2003. One customer, Encore Operating, accounted for 19.9% and 20.2% of directional services revenues, respectively in 2002 and 2003.

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

COMPETITION

         Most of the Company's competitors are divisions of larger diversified corporations which offer a wide range of oilfield services. Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry. These competitors have substantially greater economic resources than the Company. Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry. Periods of declines in oil and natural gas commodity prices result in reduced demand for oil and natural gas well services and thereby intensified competition adversely affecting the Company's revenues and financial condition. While competition at the present time is intense, the levels of prices for oil and natural gas in the first quarter of 2004 has resulted in increased demand for oil and gas well services and the Company's ability to compete with other suppliers of services has improved.

         Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Although, because most services are awarded based on competitively quoted bids, price competition remains a significant characteristic of the industry. Salesmanship and equipment availability are also important factors in securing the award of contracts. The Company's ability to offer more technologically advanced services is believed by management to have reduced the extent of the Company's exposure to severe price competition. The Company continues to make a conscious effort to compete, not just on price, but also on its ability to offer advanced technology, experienced personnel, and a safe working environment.

         The Company's growth is dependent upon its ability to attract and retain skilled oilfield, marketing and management personnel. The competition for such qualified employees is frequently intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company requires their services or that the services of such persons will not be attracted by the Company's competitors. Losses of marketing and sales personnel to competitors has adversely affected and could in the future adversely affect the Company's revenues.

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

EMPLOYEES

         As of March 1, 2004, the Company employed approximately 349 persons on a full-time basis. Of the Company's employees, 21 are management personnel, 16 are administrative personnel and 312 are operational personnel. The Company also uses the services of approximately eight independent contract drillers and directional guidance personnel. None of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

INCORPORATION

         The Company was incorporated under the laws of the State of Delaware in 1987 under the name Teletek, Ltd. and in June 1989 changed its name to Black Warrior Wireline Corp. concurrently with merging with a predecessor of the Company incorporated under the laws of the State of Alabama. The Company and its predecessors have been engaged in providing oil and gas well support services since 1984.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described below as risk factors, as well as under "Item 1. Business - General," "- Principal Customers and Marketing," "-Operating Hazards and Insurance," "--Competition," and "--Regulation." "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General," "-Twelve-Month Periods Ended December 31, 2003 and 2002", "-Twelve-Month Periods Ended December 31, 2002 and 2001", "-Possible Future Impairment of Long-Lived Assets," "- Liquidity and Capital Resources," "-Significant Accounting Policies" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." Such forward-looking statements relate to the Company's ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to negotiate and enter into a definitive agreement on terms acceptable to it for the sale of its directional drilling division and to sell that division on the terms being negotiated by management or to sell that division on any other terms, the belief of management that the sale of its directional drilling division will facilitate a merger, sale, refinancing, restructuring or reorganization of its wireline division after such a sale, the ability of the Company to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company's assets or other business combination transaction involving the Company, the ability of the Company to raise additional debt or equity capital to meet its requirements and to obtain additional financing when required, the ability of the Company to restructure its outstanding indebtedness at or before maturity or refinance its debt obligations as they come due on September 14, 2004 and December 31, 2004 or to obtain extensions of the maturity dates for the payment of principal, or to engage in another recapitalization or reorganization transaction, the Company's ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and gas can be expected to adversely affect the Company's revenues. The Company cautions readers that various risk factors described below could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Risk factors that could affect the Company's revenues, profitability and future business operations include, among others, the following:

                          RISKS RELATED TO THE COMPANY

         Current Maturities of Substantial Outstanding Secured Indebtedness Could Lead to Foreclosure on the Company's Assets. At December 31, 2003, the Company's total indebtedness, inclusive of accrued interest of $14.5 million, was approximately $57.3 million. The Company had outstanding at March 31, 2004 total indebtedness, inclusive of accrued interest of $15.6 million, of $57.9 million. Its senior secured credit facility, pursuant to which $18.6 million of indebtedness was outstanding as of December 31, 2003, expires on September 14, 2004 and indebtedness then outstanding under the credit facility will be due and payable. In addition, $42.8 million of subordinated secured indebtedness, including accrued interest, will be due and payable on December 31, 2004. Defaults in the repayment of this indebtedness, either at maturity or prior thereto by acceleration of the due date, could lead the creditors to foreclose on substantially all of the Company's assets resulting in a possible loss to the Company's stockholders of their entire investment.

         The Company's History of Net Losses May Impose Significant Impediments to the Company's Ability to Repay or Refinance Its Outstanding Indebtedness at Maturity in 2004. The Company had net income (loss) for the three years ended December 31, 2003, 2002, and 2001 of approximately ($5.5 million), ($7.6 million), and $5.0 million, respectively. Cash flows provided by operations were approximately $10.6 million, $5.4 million and $16.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company is highly leveraged. The Company's level of indebtedness and the potential defaults thereunder, together with its history of losses for the years ended December 31, 2003 and December 31, 2002, as well as for the year ended December 31, 2000 and prior years, and periodic covenant violations and events of default under loan agreements, pose substantial risks to the Company and the holders of its securities, including the possibility that the Company will not be able to generate sufficient cash flow to pay the principal of and interest on the indebtedness when due or to refinance such indebtedness at maturity. The Company's history of losses and periodic covenant defaults can be expected to make it more difficult to refinance its outstanding indebtedness.

         The Company's Plans to Recapitalize and Refinance Its Indebtedness May Not Materialize. Commencing initially in 2001 and intensified thereafter in 2003, the Company has been pursuing efforts, utilizing the services of Simmons & Company International, to enter into a possible merger, sale of its assets, or other business combination transaction, a refinancing transaction or restructuring of its balance sheet. The results of these efforts led management to conclude in late 2003 that a sale of its directional drilling and downhole surveying assets can be expected to facilitate a more favorable transaction involving its remaining wireline activities. Accordingly, the Company is engaged in negotiations to sell the assets of its directional drilling division. It intends to use the net proceeds from the sale of these assets to reduce the outstanding principal of its senior secured indebtedness. The Company intends this transaction as a first step in the merger or sale of its remaining business or a reorganization, restructuring or refinancing of its outstanding indebtedness. The sale of the directional drilling assets is expected to be subject to material conditions including the ability of the intended purchaser to obtain financing for the transaction, the ability of the parties to negotiate and execute a definitive purchase and sale agreement and the ability of the parties to obtain all required consents and otherwise fulfill all of the closing conditions under the definitive agreement expected to be entered into. Among other closing conditions, consents and waivers from creditors of the Company to various covenants under the terms of their credit and loan agreements with the Company will be required to complete the sale. These necessary consents and waivers may not be forthcoming or may only be forthcoming on terms the Company is unable or unwilling to meet or fail to meet the terms and conditions of any definitive agreement that is entered into. The failure to complete the sale of the directional division may make impossible or impair the Company's ability to seek to proceed further to attempt to engage in a merger or other sale of its wireline assets, or to reorganize, restructure or refinance its outstanding indebtedness.

         Restrictions On Operations Imposed by Lenders; Borrowings Secured by Substantially All the Company's Assets. The Company has outstanding at December 31, 2003 senior secured indebtedness aggregating approximately $17.6 million under its Credit Agreement with General Electric Capital Corporation ("GECC"). This indebtedness is collateralized by substantially all the Company's assets. The instruments governing the Company's indebtedness to GECC impose significant operating and financial restrictions on the Company. Failure to maintain compliance with these covenants could result in the Company being unable to make further borrowings under its revolving credit arrangement with GECC which borrowings are necessary to enable the Company to fund its ongoing operations. The financial covenants in the Credit Agreement that the Company is required to comply with include: (a) limitations on capital expenditures to $8.0 million during each of the years 2002 and 2003 and $5.0 million during the six-months ended June 30, 2004, (b) having a fixed charge coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 1.3:1.0 for the preceding twelve-month period, (c) having an interest coverage ratio at the end of each quarter, commencing with the quarter ended March 31, 2004, of not less than 3.0:1.0 for the preceding twelve-month period, and d) commencing with the quarter ending March 31, 2004, having a ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), minus capital expenditures paid in cash, of not more than 2:0:1.0 for the four fiscal quarters then ended. The Company is required to maintain a cumulative operating cash flow at the end of each month, increasing in monthly increments from $(500,000) for the month ended February 29, 2004 to $2.0 million for the six months ended July 31, 2004. Such restrictions, as well as various other affirmative and negative covenants in the Credit Agreement, affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company's business or economy in general, or otherwise conduct necessary corporate activities. The Credit Agreement places restrictions, and under certain circumstances prohibitions, on the Company's ability to borrow money under the revolving credit provisions of the Credit Agreement. The Company's ability to borrow under this revolving credit arrangement is necessary to fund the Company's ongoing operations and a default under the Credit Agreement could impair or terminate the Company's ability to borrow funds under the revolving credit provisions. If the Company were to default on its indebtedness owing to GECC and such indebtedness was accelerated, so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company's other liabilities. In addition, the acceleration of the Company's indebtedness owing to GECC would constitute a default under other indebtedness of the Company owing to other creditors, which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company's Common Stock may realize little or nothing on their investment in the Company.

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

         At December 31, 2003, before reflecting an amendment to the Credit Facility entered into in March 2004, the Company was in violation of the cumulative operating cash flow covenant. By amendment to the Credit Facility entered into as of March 31, 2004, GECC waived this default and amended and relaxed the covenant regarding the maintenance of a minimum cumulative operating cash flow for the months of February 2004 through July 31, 2004.

         In addition to the June 2002 and March 2004 amendments, the Company and GECC entered into further amendments to the financial covenants favorable to the Company in January 2002, October 2002, February 2003 and April 2003 and January 2004.

         Material Charges to Operations. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows over the life of the assets are less than the asset's carrying amount. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company must assess annually the potential of impairment of the carrying value of its goodwill and other indefinite-lived intangible assets. If circumstances indicate that an impairment has occurred, the assessment must be performed more frequently.

         In 1998, the Company experienced a large decline in demand for its services as a result of a substantial decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis under SFAS No. 144 indicated impairment in its directional drilling assets. The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively. In 2003, in connection with the Company's plans to dispose of its directional drilling division, management analyzed under SFAS No. 142 the carrying value of its goodwill carried on its balance sheet arising out of the 1997 acquisition of Diamondback Directional, Inc and Phoenix Drilling Services in 1998. This analysis resulted in a charge to operations for the year ended December 31, 2003 in the amount of approximately $1.7 million.

         There can be no assurance that the Company will not experience further impairment charges in the future which could adversely affect its operating results.

         Substantial Dilution. The Company has outstanding as of February 29, 2004, common stock purchase warrants, options and convertible notes which, including accrued interest that is also convertible, are entitled to purchase or be converted into an aggregate of 151,361,114 shares of the Company's Common Stock at exercise and conversion prices ranging from $0.75 to $8.01. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on February 29, 2004, would represent 7.6% of the shares outstanding on a fully diluted basis. Of the Company's outstanding common stock purchase warrants, options and convertible notes, including interest, 151,296,114 shares of Common Stock are issuable at an exercise or conversion price of $0.75 per share. At March 31, 2004, the exercise price of the warrants exceeded the market price of the Company's Common Stock on the OTCBB (Over the Counter Bulletin Board).

         The Company's convertible notes outstanding in the principal amount of $24.6 million as of December 31, 2003, accrue interest at the rate of 15% per annum. Under the terms of the Company's Credit Facility, the Company is prohibited from paying interest currently on such indebtedness. During the year ended December 31, 2003, $3.7 million of interest accrued on such indebtedness which, at a conversion price of $0.75 of accrued interest for one share of the Company's Common Stock, is convertible into 4.9 million shares. During the year ending December 31, 2004, the Company expects that an additional $3.7 million of interest will accrue on such notes which at December 31, 2004 will be convertible into 4.9 million additional shares. Such notes are due and payable on December 31, 2004 and can be expected to accrue interest through such time. As a consequence, in the event the notes and accrued interest were converted, the holders of the Company's shares outstanding will experience additional potential dilution.

         Under the terms of agreements entered into by the Company with the holders of outstanding convertible notes extending the maturity date of such notes, the Company agreed that if it had not entered into a purchase or merger agreement on or before certain dates, the holders would become entitled to receive five-year common stock purchase warrants exercisable at $0.75 per share. Because such an agreement was not entered into by December 31, 2003, the Company became obligated to issue approximately 18.0 million additional warrants. As a consequence, the holders of the Company's shares outstanding will experience additional potential dilution by virtue of the terms of these agreements.

         Dependence on Major Customers. A large portion of the Company's revenues has been generated from a relatively small number of companies. During the year ended December 31, 2003, one customer (Encore Operating) accounted for 6.1% of the Company's revenues. During the year ended December 31, 2002, that same customer accounted for 7.9% of the Company's revenues. A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company's business, results of operations and prospects.

         Substantial Control by Principal Investor. As of February 29, 2004, St. James Capital Partners, L.P. and its affiliated entity SJMB, L.P., and including their affiliates and partners (the "St. James Affiliates"), held 5,017,481 shares of Common Stock, representing approximately 40.1% of the shares outstanding, promissory notes of the Company, including accrued interest, convertible at a per share conversion price of $0.75 of principal and interest into 52,566,945 shares of Common Stock and warrants exercisable at $0.75 per share to purchase an additional 80,854,169 shares of Common Stock. Upon conversion of the principal and accrued interest of the notes and exercise of the warrants, The St. James Affiliates, and its affiliates and partners, would hold an aggregate of 138,438,595 shares representing 84.3% of the Company's shares of

Common Stock then outstanding. In addition, The St. James Affiliates has certain additional contractual rights which, among other things, give to The St. James Affiliates the right to nominate one person for election to the Company's Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of The St. James Affiliates. As of February 29, 2004, two of the Company's three Directors are a principal or employee of The St. James Affiliates. The foregoing gives The St. James Affiliates the ability to exert significant influence over the business and affairs of the Company. The interests of The St. James Affiliates may not always be the same as the interests of the Company's other securityholders.

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

             RISKS RELATED TO THE OIL AND GAS WELL SERVICE BUSINESS

         Intense Competition. The wireline and directional drilling industry is an intensely competitive and cyclical business. A number of large and small contractors provide competition in all areas of the Company's business. The wireline service trucks and other equipment used are mobile and can be moved from one region to another in response to increased demand. Many of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire existing or new equipment. Competition exists not only for revenues but also for employees and the loss of marketing or sales or other employees can lead to a loss of revenues. Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance of its debt covenants and the triggering of the prepayment clauses of the Company's debt.

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

         Crude oil prices experienced record low levels in 1998, trading below $15/bbl for most of the year and averaging only $14.41/bbl - the lowest yearly average recorded since 1983 and down over 30 percent from prior-year levels. Prices were lower due to increased supply from renewed Iraqi exports, increased OPEC and non-OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn and a generally warmer than normal winter in the United States. U.S. natural gas weakened in 1998 compared to the prior year periods, also due to abnormally warm winter weather. In response to lower oil prices which continued into 1999, oil companies cut upstream capital spending, particularly in the second half of 1998. As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. A repetition of similar events occurring in the future can again adversely affect the Company's operations.

         In 2003, industry activity in the form of active drilling rig activity in the continental United States increased leading to the improved results in the Company's wireline division. Because of reduced demand for the Company's directional drilling services in the second half of 2003 and the loss of an employee, revenues of the directional drilling division declined in 2003, notwithstanding the increased rig count. The Company's revenues tend to increase and decrease as the active drilling rig count increases and decreases. There can be no assurance that there will be a continued improvement in oil and natural gas prices and active rig counts, that prices will be maintained at their current levels, that such improvement in prices as has occurred will enable the Company to operate profitably or that the Company will continue to experience an ongoing increase in the demand for and utilization of its services. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues.

         Possible Scarcity of Trained and Other Personnel. The operation of the wireline, directional drilling and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper operational results. The Company's operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment. In addition, the Company's sales personnel are largely responsible for assuring satisfactory relationships with customers and furthering the Company's ability to bid for and obtain contracts to provide further services. In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment its operations could be adversely affected. While the Company believes that its wage rates and compensation policies are competitive and that its relationship with its workforce is good, a significant increase in the wages or compensation paid by other employers could result in a reduction in the Company's workforce, increases in wage and compensation rates, or both. If either of these events occurred for a significant period of time, the Company's revenues could be impacted. There can be no assurance that the Company's operations and a continued improvement in its revenues may not be adversely affected by a scarcity of operating and other personnel.

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

         The Company maintains District Offices at 23 locations throughout its service area and a manufacturing facility in Laurel, Mississippi. The aggregate annual rental for these facilities is $593,000. Of such facilities, three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years. The Company also maintains executive offices in its Conroe, Texas District Office. The Company believes that all of the facilities are adequate for its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a number of legal proceedings which it considers to be ordinary routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Quotations for the Company's Common Stock appeared in the OTC Bulletin Board(R) under the trading symbol BWWL and BWWLE through May 14, 2004. The following table sets forth the bid prices for the Company's Common Stock for the periods indicated as provided by the OTC Bulletin Board:

                                        BID PRICES
                       -------------------------------------------------
     2002                      HIGH                       LOW
------------------------------------------------------------------------

First Quarter                 $0.45                      $0.30
Second Quarter                $0.60                      $0.46
Third Quarter                 $0.35                      $0.10
Fourth Quarter                $0.20                      $0.09

                                        BID PRICES
                       -------------------------------------------------
     2003                      HIGH                       LOW
------------------------------------------------------------------------

First Quarter                 $0.40                      $0.10
Second Quarter                $0.50                      $0.24
Third Quarter                 $0.50                      $0.30
Fourth Quarter                $0.44                      $0.24

                                        BID PRICES
                       -------------------------------------------------
     2004                      HIGH                       LOW
------------------------------------------------------------------------

First Quarter                 $0.39                      $0.25
Second Quarter (through
May 14)                       $0.35                      $0.29

There can be no assurance that following the filing of this Annual Report, the Company's Common Stock will again commence to be quoted on the OTC Bulletin Board(R) or that there will be an active trading market for its Common Stock.

         The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions. On May 14, 2004, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.31.

         As of March 8, 2004, the Company had approximately 426 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock.

DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends. The Company is prohibited from paying dividends under the terms of its outstanding loan agreements.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2003, the Company did not sell any securities not registered under the Securities Act of 1933, as amended.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3), repurchased any shares of the Company's Common Stock during the quarter ended December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain financial information for each of the five years ended December 31, 2003 taken from the Company's audited financial statements:

                                                                    DECEMBER 31,
                          --------------------- -------------------- ----------------- ------------------ ------------------
                                      2003                 2002                2001              2000               1999
                                      ----                 ----                ----              ----               ----

Revenues(1)                        $65,449,154          $56,583,161       $76,106,920        $44,554,536        $28,037,403
Income (loss)
from continuing
operations                           $(558,717)         $(2,420,015)      $10,438,427            $25,140        $(4,828,759)
Net income (loss)
per common share-
diluted                                 $(0.44)              $(0.61)            $0.40             $(0.55)            $(1.81)

Current assets                     $16,034,796          $16,117,226       $17,366,491        $14,102,082         $8,195,603
Total assets                       $41,401,429          $49,671,109       $50,480,875        $42,874,974        $36,331,984
Current liabilities                $64,438,946          $20,176,408       $16,829,220        $58,653,433        $22,423,947
Total Liabilities(2)               $64,905,423          $67,719,554       $61,128,274        $58,753,433        $54,478,858
Cash Dividends                           - 0 -                - 0 -             - 0 -              - 0 -              - 0 -

-----------------------

(1) See Note 5 to Notes to Financial Statements for information regarding acquisitions made by the Company.
(2) See Note 9 to Notes to Financial Statements for information relating to the Company's outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending by the exploration and production side of the industry. A decline in oil and gas commodity prices can be expected to result in a decline in the demand for the Company's services and equipment. The Company showed improvement in revenues during 2003 over 2002 reflecting the increased count of active drilling rigs; however, directional drilling revenues declined because of decreased activity in the Company's customer base and the loss of an employee. There can be no assurance that the Company's revenues in 2004 will equal or exceed its revenues in 2003 and prior years. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services and its revenues and return to profitability.

         During the year ended December 31, 2004, the Company's Credit Facility with General Electric Credit Corporation will expire. At that time, an estimated $14.1 million in senior secured indebtedness will mature and be payable. In addition, on December 31, 2004, an additional $42.8 million of subordinated secured indebtedness, including accrued interest, will be repayable under the terms of subordination agreements entered into between the Company and the holders of that indebtedness. The Company's plans for the reorganization, repayment or refinancing of this indebtedness include the sale of its directional drilling division and the application of the net proceeds to the reduction of its senior secured indebtedness. While the Company has no specific plans for the further reorganization, restructuring or refinancing of its outstanding indebtedness subsequent to that transaction, the Company intends to continue its efforts commenced initially in late 2001 and intensified thereafter in 2003, through Simmons & Company International as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of the wireline business assets or other business combination involving the Company. These efforts are also expected to include efforts regarding a possible reorganization, recapitalization, restructuring or refinancing of the Company's obligations on its balance sheet in order to maximize its value to shareholders and repay its existing obligations. At April 21, 2004, the Company has not entered into any definitive agreements with respect to any such transactions and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the reorganization, repayment or refinancing of its outstanding indebtedness. In the event the Company's plans are unsuccessful, the Company's secured creditors could assert their rights to foreclose on the Company's assets and a stockholder's investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue its plans, but there can be no assurance these efforts will be successful.

         As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset-carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

OPERATING RESULTS

         The following table sets forth the Company's revenues from its two principal lines of business for each of the years ended December 31, 2003, 2002, and 2001 (in thousands). In July 2001, the Company sold its workover and completion line of business.


                            2003                  2002                2001
-------------------------------------------------------------------------------

Wireline Services         $45,757               $34,094             $ 39,682

Directional Drilling      $19,692               $22,489               36,425

                       --------------------------------------------------------
                          $65,449               $56,583             $ 76,107

                       ========================================================

         As a consequence of the decline in levels of oil and natural gas prices throughout 1999 from levels experienced in 1996 and 1997, producers of oil and natural gas curtailed their utilization of oil and natural gas well service activities. Increases in oil and natural gas prices subsequent to mid-1999 through 2000 resulted in an increase in demand for oil and natural gas well services. This impacted favorably the utilization of the Company's services and revenues through the third quarter of 2001. Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company's operations in the fourth quarter of 2001 and into 2002. Throughout much of 2002, oil and gas prices improved resulting in improved demand for the Company's services, however, this improved demand and greater revenues to the Company were insufficient to enable the Company to operate profitably. Revenues for 2003 increased by approximately 15.7% over the year 2002 levels. During 2003, the Company benefited from increased oil and natural gas prices which resulted in an increase in demand for the Company's wireline services, mainly in the second and third quarters of 2003, this resulted in an approximately 34.2% increase in wireline services revenues. Directional drilling revenues declined by approximately 12.4% because of decreased demand for the Company's services in the second half of 2003, as well as the loss of a sales employee. There can be no assurance that there will be a continued improvement in oil and natural gas prices, that such improvement in prices as has occurred will enable the Company to maintain in 2004 the level of revenues realized in 2003, operate profitably in 2004 or that the Company will experience an increase in the demand for and utilization of its services that will enable it to operate again at the levels experienced during 2001. Future declines in oil and natural gas prices can be expected to adversely impact the Company's revenues. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" and the risk factors described thereunder.





TWELVE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

         Revenues increased by approximately $8.9 million or 15.7% to $65.4 million for the year ended December 31, 2003 as compared to revenues of $56.6 million for the year ended December 31, 2002. Wireline services revenues increased by approximately $11.7 million in 2003 from 2002 primarily due to the increased demand for the Company's services. Directional drilling revenues decreased from 2002 by approximately $2.8 million mainly as a result of the decreased demand for the Company's services in the second half of 2003.

         Operating costs increased by $4.3 million for the year ended December 31, 2003, as compared to 2002. This increase was due primarily to the increase in corresponding revenues of the Company as compared to 2002. Salaries and benefits increased by approximately $3.0 million for 2003 as compared to 2002. This was due primarily to the Company's increased employee base as the Company expanded its services to include tubing conveyed perforating and plugging and well abandoning services in the second half of 2002. Operating costs as a percentage of revenues decreased to 68.2% in 2003 from 71.2% in 2002 primarily because of the increased utilization of the Company's assets as well as increases in pricing of the Company's services.

         In 2003, the Company recorded a $3.1 million writedown related to the impairment of its directional drilling assets.

         Selling, general and administrative expenses decreased by approximately $65,000 to $10.6 million in 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 16.2% in 2003 from 18.8% in 2002, primarily as a result of the increased revenue level generated in 2003 which did not require a corresponding increase in selling, general and administrative expenses.

         Depreciation and amortization decreased from $8.0 million in 2002, to $7.7 million in 2003, primarily because of the decrease in capital expenditures in 2003 of $3.1 million from $7.7 million in 2002, resulting in a decreased asset base.

         Interest expense and amortization of debt discount decreased by approximately $64,000 for 2003 as compared to 2002. This was directly related to lower interest rates on outstanding senior debt in 2003 as well as the amortization of senior debt in 2003.

         Net gain on sale of fixed assets increased in 2003 to a net gain of $244,000 from a $177,000 net gain in 2002. Other income increased by approximately $47,000 in 2003.

         The provision for income taxes was $0 in 2003 and 2002. A full valuation allowance has been recorded against the net deferred tax assets generated each year from the net operating losses to be carried forward.

         The Company's net loss for 2003 was $5.5 million, compared with a net loss of $7.6 million in 2002. The improvement in the Company's results in 2003 over 2002 was primarily attributable to the increased demand for the Company's services in 2003 and offset by the impairment of $3.1 million recorded on the directional assets.



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

         Operating costs decreased by $8.7 million for the year ended December 31, 2002, as compared to 2001. This decrease was due primarily to the decrease in corresponding revenues of the Company as compared to 2001. Salaries and benefits increased by $945,000 for 2002 as compared to 2001. This was due primarily to the Company's increased employee base as the Company expanded its services to include tubing conveyed perforating and plugging and well abandoning services. Operating costs as a percentage of revenues increased to 71.2% in 2002 from 64.4% in 2001 primarily because of the decreased utilization of the Company's assets as well as decreases in pricing of the Company's services.

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

          During 2001, the Company recognized a loss of $1,322,481 as a result of the repayment of indebtedness owing to Coast Business Credit in September 2001 and a cash collateral fee agreement entered into with the St. James Affiliates. The Company recorded a gain of $175,003 as a result of a negotiated payment of promissory notes and related obligations.

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

       During 2003, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was performed using the proposed sale prices for the directional drilling segment. As a result of this analysis an impairment was indicated for which the Company reduced the carrying amount of property, plant and equipment for the directional drilling segment and recognized an impairment expense of $1.4 million.

         In 1998, the Company experienced a large decline in demand for its services as a result of a large decrease in the price of oil and natural gas, as well as the loss of a major customer. Consequently, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted basis which indicated impairment in its directional drilling segment. The impairment was then calculated using projections of discounted cash flows over five years utilizing a discount rate and terminal value multiple commensurate with current oil and gas services company transactions. At December 31, 1998, the discount rate and the terminal multiple used was 12% and 6.5%, respectively. The assumptions used in this analysis represent management's best estimate of future results.

         The analysis resulted in a charge to operations for the year ended December 31, 1998 of $11.1 million which consisted of a write-down of approximately $8.1 million, approximately $2.4 million, and approximately $624,000, to goodwill, property, plant and equipment, and inventory, respectively. There can be no assurance that such a charge to operations may not occur again in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was $10.6 million for the year ended December 31, 2003 as compared to cash provided by operating activities of $5.4 million for the year ended December 31, 2002. Investing activities of the Company used cash of approximately $3.1 million during the year ended December 31, 2003 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of fixed assets of $684,000. During the year ended December 31, 2002, acquisitions of property, plant and equipment used cash of $7.7 million offset by proceeds of $219,000 from the sale of fixed assets.

Financing activities during the year ended December 31, 2003 provided cash of $5.4 million offset by principal payments on long-term notes and the Company's working capital revolving loan of $10.3 million. Financing activities provided cash of $7.6 million from borrowings during the year ended December 31, 2002 offset by principal payments on long-term notes and capital lease obligations of $5.6 million.

         During the year ended December 31, 2003, the Company expended $3.3 million for the acquisition of property, plant and equipment financed under notes payable. During the year ended December 31, 2002, the Company expended $4.2 million for the acquisition of property, plant and equipment financed under the capital expenditure credit facility with GECC and notes payable.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $17.6 million at December 31, 2003, other indebtedness of approximately $0.8 million, and $24.6 million of principal and $14.5 million of accrued interest owing to the St. James Affiliates. During the year ended December 31, 2003, an aggregate of $42.6 million of indebtedness will mature. In addition to the proposed sale of its directional drilling assets, the Company presently intends to continue to intensify its efforts regarding a possible merger, sale of assets or other business combination involving the Company or a refinancing, recapitalization or other reorganization involving the Company. Such efforts might also involve the possible sale of a part of the Company's business.

         The following table sets forth information as of December 31, 2003 with respect to the Company's known contractual obligations of the types specified below:

                                                      Payments Due By Period
                     ------------------------------------------------------------------------------------------
Contractual               Total         Prior to December        January 1,      January 1,      January 1,
Obligations                                  31, 2004              2005 to        2007 to         2008 and
                                                                 December 31,    December 31,    thereafter
                                                                    2007           2008
                     ------------------------------------------------------------------------------------------

Long Term Debt          $42,959,071       $42,602,119           $   356,952       $      --        $     --

Capital Leases          $        --       $        --           $        --       $      --        $     --

Operating Leases        $ 1,237,851       $   591,384           $   595,779       $  50,688        $     --

Purchase                $        --       $        --           $        --       $      --        $     --
Obligations

Other Long-term         $        --       $        --           $        --       $      --        $     --
Liabilities


         GECC Credit Facility. On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002, October 2002, February 2003, April 2003, January 2004 and March 2004. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At December 31, 2003, borrowings outstanding under the Credit Facility aggregated $17.6 million, of which $3.2 million was outstanding under the revolving loan, $9.3 million was outstanding under the term loan and $5.1 million was outstanding under the capex loan. At March 31, 2004, borrowings outstanding under the Credit Facility aggregated $15.2 million. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. At December 31, 2003 the Company had available $2.4 million under the revolving loan. The capex loan is available to be borrowed through June 30, 2004, as amended by the March 2004 amendment, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 1% of the prepayment or reduction occurring before September 14, 2004. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

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

         Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as conducted in September 2001, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws and provide a mortgage or deed of trust to the lenders granting a first lien on the Company's real estate upon the request of the lenders and provide certificates of title on newly acquired equipment with the lender's lien noted.

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

         As amended through March 2004, the financial covenants require the Company to maintain an increasing cumulative operating cash flow at the end of each month, commencing with the month ended February 29, 2004, as follows:

                      FISCAL MONTH               CUMULATIVE OPERATING CASH FLOW
                      ------------               ------------------------------

      For the 1 Month Ending February 29, 2004               $(50,000)

      For the 2 Months Ending March 31, 2004                 $200,000

      For the 3 Months Ending April 30, 2004                 $500,000

      For the 4 Months Ending May 31, 2004                   $850,000

      For the 5 Months Ending June 30, 2004                $1,350,000

      For the 6 Months Ending July 31, 2004                $2,000,000

         Cumulative operating cash flow is defined, for the period February 29, 2004 through July 31, 2004, as the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for each preceding month commencing on February 1, 2004 minus capital expenditures paid in cash for each preceding month commencing February 1, 2004. For the period ended December 31, 2003 and January 31, 2004, the Company was not in compliance with the cumulative operating cash flow covenant which was waived by GECC by the amendment of March 2004.

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

         The Company has amended the terms of its Credit Facility with GECC on seven occasions the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. There can be no assurance that the Company will be able to obtain further amendments to these financial covenants if required or that the failure to obtain such amendments when requested may not result in the Company being placed in violation of those financial covenants. Before reflecting amendments to the Credit Facility made in June 2002 and March 2004, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA in 2001 and cumulative operating cash flow in December 2003 and January 2004. By amendments to the Credit Facility entered into as of June 10, 2002 and March 31, 2004, GECC waived these defaults as well as violations relating to the Company's failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment in 2001 and $35,000 in 2004.

         In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 was payable in June 2003 and $50,000 was payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control, as defined, of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the Fourth Amendment and Fifth Amendment, filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and the Sixth Amendment and the Seventh Amendment filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for a complete statement of the terms and conditions.

         Note Extensions. In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date from June 30, 2001 to December 31, 2004 on $6.9 million of the $7.0 million principal amount of promissory notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and the St. James Affiliates purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share, valued at $0.01, if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2003, the Company became obligated to issue approximately
18.0 million additional warrants. The exercise price of the warrants that were issued is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to the St. James Affiliates which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

         All of the debt and interest owed to the St. James Affiliates is subordinated to the Company's Credit Facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid.

         Substantially all of the Company's assets are pledged as collateral for the debts described above.

Recently Issued Accounting Pronouncements

         In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Due to the adoption of FAS 145, the Company reclassified the early extinguishment of debt in 2001 from an extraordinary item to continuing operations in 2003.

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

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company will adopt FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. The Company is continuing to evaluate the impact FIN 46(R) will have on its financial statements.

         In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of December 31, 2003.


INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflation did not have a significant effect on the Company's operations in 2003.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's Discussion and Analysis of Financial Condition and Results of Operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at December 31, 2003 remained unchanged throughout 2004, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2003 prevailed throughout the year 2004, it would increase the Company's 2004 interest expense by approximately $176,000. The Company's indebtedness to GECC matures on September 14, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:


         Report of Independent Certified Public Accountants for the Years
         Ended December 31, 2003 and 2002  .............................   F-1

         Report of Independent Accountants for the Year Ended
         December 31, 2001  ............................................   F-2

         Balance Sheets as of
         December 31, 2003, and 2002  ..................................   F-3

         Statements of Operations for the Years Ended
         December 31, 2003, 2002 and 2001 ..............................   F-4

         Statements of Stockholders Deficit for the
         Years Ended December 31, 2003, 2002, and 2001 .................   F-6

         Statements of Cash Flows for the Years Ended
         December 31, 2003, 2002, and 2001  ............................   F-7

         Notes to Financial Statements..................................   F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         During the two fiscal years ended December 31, 2001 and through September 18, 2002, the date of dismissal of PWC, there had been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) except, in a letter addressed to the President of the Company relating to PWC's audit of the Company's financial statements as of December 31, 2001 delivered to the Company over the Internet on September 25, 2002, PWC reported what it described as a "Reportable Condition" constituting "a material weakness in the Company's internal control structure over the safeguarding and financial reporting of the Company's inventory."

ITEM 9A.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information concerning the current Directors and executive officers of the Company:

                 NAME                    AGE                 POSITION
    ---------------------------------------------------------------------------

          William L. Jenkins             50       President, Chief Executive
                                                     Officer and Director

            Allen R. Neel                46       Executive Vice-President
                                                        and Secretary

          Danny R. Thornton              52       Vice-President/Operations

        Charles E. Underbrink            49               Director

          James H. Harrison              35               Director


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

         The Company has agreed that one person designated by the St. James Affiliates will be nominated for election to the Company's Board of Directors.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's Board of Directors has appointed an Audit Committee consisting of Messrs. Jenkins, Underbrink and Harrison. The Company's Audit Committee, among other things, meets with its independent accountants to review its accounting policies, internal controls and other accounting and auditing matters; approves the engagement of the Company's independent accountants; and reviews the engagement and fees relating to the scope of the annual audit, special audit work and non-audit services which may be recommended or required by the independent accountants. The Company's securities are not listed on a registered national securities exchange or in an automated inter-dealer quotation system and, accordingly, it is not subject to the listing standards imposed by rules adopted under the U.S. Securities Exchange Act of 1934, as amended, relating to audit committees.

         The Company's Board of Directors has determined that it does not have an Audit Committee Financial Expert serving on its Audit Committee. The Company does not have an Audit Committee Financial Expert serving on its Audit Committee because at this time the limited magnitude of its revenues and operations does not, in the view of its Board of Directors, justify or require that it obtain the services of a person having the attributes required to be an Audit Committee Financial Expert serving on its Board of Directors and Audit Committee. The

Board of Directors may in the future determine that a member elected to the Board in the future has the attributes to be determined to be an Audit Committee Financial Expert.


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

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company's Code of Ethics has been filed as an exhibit to this annual report.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 2003 for all services rendered to the Company in each of the years 2003, 2002, and 2001.

                                                   SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                               -----------------------------------------------------------------------------
                                                                   Other       Securities    Long-Term         All Other
          Name and                                                 Annual      Underlying    Incentive        Compensation
     Principal Position         Year       Salary       Bonus   Compensation     Options      Payouts
         -----------------------------------------------------------------------------------------------------------------
William L. Jenkins              2003      $361,667     $73,555                                                 $86,607(1)(2)(3)
   President                    2002      $363,333                                                             $83,607(1)(2)(3)
                                2001      $225,000    $123,376                                                  $1,216(1)(2)(3)

Allen R. Neel                   2003      $154,167                                                              $9,000(2)
  Executive Vice President      2002      $139,000                                                              $9,000(2)
                                2001      $139,000                                                              $9,000(2)

Danny R. Thornton               2003      $115,000     $53,589                                                  $9,000(2)
   Vice President               2002      $115,000      $7,153                                                  $6,000(2)
                                2001      $100,208     $41,025                                                  $3,500(2)

---------------------------------

(1) Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2) Includes automobile allowance paid to Messrs. Jenkins, Neel and Thornton.
(3) Includes loans forgiven under Mr. Jenkins' January 1, 2002 employment agreement.

         Compensation Decisions. The Company's full Board of Directors acts on matters involving the compensation of the Company's President and Chief Executive Officer. Mr. Jenkins acts on matters concerning executive officer compensation other than to himself. Mr. Jenkins does not participate as a Director in board actions regarding his compensation. The Company's Board of Directors also acts on matters involving the grant of options under the Company's option plans other than the 2000 Stock Incentive Plan. Messrs. Jenkins and Harrison have been appointed to the option committee under the 2000 Stock Incentive Plan. At the present time, a compensation committee of the Board of Directors has not been appointed.

STOCK OPTION EXERCISES AND HOLDINGS AT DECEMBER 31, 2003.

         The following table provides information with respect to the above named executive officers regarding Company options exercised during the year ended December 31, 2003 and options held at December 31, 2003 (such officers did not exercise any options during the most recent fiscal year).

                                                     NUMBER OF UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                                                         AT DECEMBER 31, 2003             IN-THE-MONEY OPTIONS
                                                                                        AT DECEMBER 31, 2003 (1)

         NAME              SHARES        VALUE       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                          ACQUIRED      REALIZED
                        ON EXERCISE
-------------------------------------------------------------------------------------------------------------------

William L. Jenkins           -0-           -0-       3,000,000          -0-               -0-             -0-
Allen R. Neel                -0-           -0-       1,050,000          -0-               -0-             -0-
Danny R. Thornton            -0-           -0-       1,250,000          -0-               -0-             -0-

----------------------------
(1)      Based on the closing sales price on December 31, 2003 of $0.25.

No options were granted to the above named executive officers during 2003.

OTHER PLANS

         The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.


EMPLOYMENT AGREEMENTS

         Mr. Jenkins serves as the Company's President, Chief Executive Officer and a Director pursuant to an employment agreement, as amended effective January 1, 2002, expiring on December 31, 2005. Under the agreement, Mr. Jenkins receives a base salary of not less than $350,000 per year. If the Company achieves, during any calendar quarter beginning January 1, 2002, a ratio of EBITDA to sales of 20% or more, Mr. Jenkins will be paid a bonus for the quarter of 1% of the Company's EBITDA during the quarter. In January 2004, Mr. Jenkins was paid $73,555 as a result of the Company exceeding the 20% EBITDA target in the second and third quarters of 2003. As an incentive to retain Mr. Jenkins' services, the Company loaned to Mr. Jenkins on March 22, 2002, the sum of $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest, on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. Accordingly, on October 1, 2002 and October 1, 2003, $61,793 and $61,793, respectively, of principal and interest owing by Mr. Jenkins to the Company was forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. In the event of a Change of Control, as defined, the Company agrees that the employment agreement will terminate and Mr. Jenkins will be paid a sum equal to three times the compensation paid to Mr. Jenkins during the twelve months preceding the Change of Control. A Change of Control is defined in the agreement as any person or group of persons acquiring 20% or more of the outstanding shares of voting capital stock of the Company, the sale of more than 25% of the assets of the Company in a single or series of related transactions, a merger of the Company with any other person or firm, a change, during any period of twelve consecutive calendar months, in the individuals who were Directors at the beginning of such period (including Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) and such persons cease for any reason other than death or disability to constitute a majority of the Directors then in office, or St. James Capital Corp. ceases to be the general partner, managing partner or otherwise ceases to control St. James Capital Partners, L.P. or SJMB, L.P. The Company also agreed to issue to Mr. Jenkins a five-year common stock purchase warrant to purchase 2.5 million shares of stock exercisable at $0.75 per share. In the event of Mr. Jenkins' death, subject to any restrictions contained in the Company's agreement with GECC, the Company agreed to repurchase the shares and options held by Mr. Jenkins at the fair market value of the shares, as to shares repurchased, and the difference between the fair market value and the option exercise price, as to options repurchased. Under the agreement, the fair market value is the average of the mid-point between the bid and asked prices for the Company's common stock for the twenty trading days preceding death. The Company also confirmed the prior agreement to pay to Mr. Jenkins in the event of a sale of the Company or a significant division thereof, a sum equal to 1% of the gross sale proceeds or gross value of any stock received, subject to a maximum payment of $500,000. The amended employment agreement further provides that while in the employ of the Company and thereafter Mr. Jenkins will not divulge or use any confidential information of the Company and during the term of his employment will not engage in activities in competition with the Company.

         The Company has entered into a five-year employment agreement terminating on May 31, 2008 with Allen R. Neel, Executive Vice-President of the Company. Under his agreement, Mr. Neel is to receive base compensation of $165,000 per year. The Company has entered into a five-year employment agreement terminating on April 1, 2006 with Danny R. Thornton, Vice President, Operations, of the Company. Under his agreement, Mr. Thornton receives base compensation of $115,000 per year. On each anniversary date of the agreements, the Company and the employee agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the areas for which the employee is responsible and other factors. The agreements contain restrictions on such persons engaging in activities in competition with the Company during the term of their employment. The agreements also contain provisions, added by amendments in


                                      -45

2002 as to Mr. Neel and 2003 as to Mr. Thornton, whereby in the event of a change of control of the Company, such persons are to be paid a sum equal to their total annual compensation as in effect for the twelve months preceding the change of control. A change of control is defined under the agreements the same as under Mr. Jenkins' contract described above with the addition of a provision that if Mr. Jenkins ceases to be President, Chief Executive Officer, a Director or an employee of the Company, a change of control will have occurred for the purposes of the agreements.


DIRECTORS' COMPENSATION

         Non-employee Directors of the Company are authorized to receive compensation in the amount of $5,000 each quarter. In addition, the Company's Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

         Under the Company's Stock Incentive Plan, on the date of each annual meeting of stockholders held after January 1, 2000, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board of Directors and each individual who is to continue to serve as a non-employee Board member is automatically granted a Non-Statutory Option to purchase 5,000 shares of the Company's Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months. No options were granted during 2003 under the automatic grant provisions of the Plan because no annual meeting of stockholders was held. Upon his election to the Board in February 2003, Mr. Harrison declined the automatic option grant of 50,000 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2004 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (b) by each of the Company's Directors and officers, and (c) by all Directors and officers as a group. As of March 1, 2004, the Company had 12,496,408 shares of Common Stock outstanding.

                                                                            PERCENTAGE OF
                                                       NUMBER OF SHARES      OUTSTANDING
                NAME AND ADDRESS (1)(2)                     OWNED              SHARES(3)
       -----------------------------------------------------------------------------------------

       William L. Jenkins                                5,710,000(4)            31.4%

       Danny R. Thornton                                 1,250,666(5)             9.1%

       Allen R. Neel                                     1,464,044(5)            10.5%

       Charles E. Underbrink                           119,159,795(6)            94.1%
       c/o St. James Capital Corp.
       4299 San Felipe
       Suite 120
       Houston, TX 77027

       James H. Harrison                               112,479,634(7)            93.8%
       c/o St. James Capital Corp.
       4299 San Felipe - Suite 120
       Houston, TX 77027

       St. James Capital Partners, L.P., SJMB,         112,479,634(8)            93.8%
       L.P., and affiliates
       4299 San Felipe - Suite 120
       Houston, Texas 77027

       All Directors and Officers as a Group
       (5 persons)                                     127,584,505               94.6%


(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 100 Rosecrest Lane, Columbus, Mississippi 39701.
(3) The percentage of outstanding shares calculation is based upon 12,496,408 shares outstanding as of March 1, 2004, except as otherwise noted.

(4) Includes 3,000,000 shares issuable on exercise of options and 2,500,000 shares issuable on exercise of warrants.
(5)   Includes 1,050,000 shares issuable on exercise of an option.
(6) Includes an aggregate of 112,479,634 shares held directly by SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2004 deemed held beneficially by Mr.. Underbrink because of his relationships with SJCP and SJMB. Also includes 5,067,383 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2004 held directly by Mr. Underbrink and 1,612,778 shares issuable on conversion of notes and accrued interest through March 1, 2004 held by Mr. Underbrink and jointly with another person.
(7) Includes shares issuable to SJCP, SJMB and their affiliates and shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2004 that may be deemed held beneficially by Mr. Harrison because of his relationships with SJCP and SJMB. Mr. Harrison disclaims a beneficial ownership of such securities. Other than the holdings of SJCP, SJMB and their affiliates in which Mr. Harrison disclaims a beneficial interest, Mr. Harrison holds no shares in which he has a direct or indirect beneficial interest.
(8) Includes shares issuable to SJCP and SJMB and their affiliates on conversion of notes and accrued interest through March 1, 2004 and exercise of warrants. See "Item 13. Certain Relationships and Related Transactions."


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 14 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

                                    (A)                       (B)                        (C)
PLAN CATEGORY                     NUMBER OF                WEIGHTED-            NUMBER OF SECURITIES
                              SECURITIES TO BE         AVERAGE EXERCISE       REMAINING AVAILABLE FOR
                                 ISSUED UPON               PRICE OF            FUTURE ISSUANCE UNDER
                                 EXERCISE OF             OUTSTANDING            EQUITY COMPENSATION
                                 OUTSTANDING               OPTIONS,               PLANS (EXCLUDING
                              OPTIONS, WARRANTS          WARRANTS AND          SECURITIES REFLECTED IN
                                  AND RIGHTS                 RIGHTS                  COLUMN (A))
-------------------------------------------------------------------------------------------------------------

Equity compensation plans           18,800,000               $0.75                   3,360,000
approved by security holders

Equity compensation plans              -0-                                              -0-
not approved by security
holders

Total                               18,800,000               $0.75                   3,360,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing in June 1997 through February, 2000, the Company entered into a series of transactions whereby it sold to the St. James Affiliates for an aggregate purchase price of $26.4 million its 15% Convertible Promissory Notes and common stock purchase warrants as follows:

         DATE OF                   PRINCIPAL AMOUNT        NUMBER OF SHARES
       TRANSACTION                        OF           PURCHASABLE ON EXERCISE
                                   NOTES (SOLD)(1)        OF WARRANTS (5)
    --------------------        -----------------------------------------------

     June 6, 1997                   $2.0 million(2)             2,442,000
     October 9, 1997                $2.9 million                4,478,277
     January 23, 1998              $10.0 million(3)            18,000,000
     October 30, 1998               $2.0 million                4,000,000
     February 18, 1999              $2.5 million                4,150,000
     December 17, 1999              $3.5 million               14,350,000
     February 14, 2000              $3.5 million(4)            14,350,000
                            ----------------------------------------------------
                             Total $26.4 million         Total 61,770,277
-----------------------------

(1) Convertible at a current conversion price of $0.75 per share, as adjusted pursuant to anti-dilution adjustments, subject to further possible adjustment as provided in the terms of the warrants.
(2) Excludes an additional $3.0 million borrowed in June 1997 that was repaid in October 1997.
(3) On December 14, 2000 $1,750,000 of this note was converted into 2,333,333 shares of Common Stock, leaving a remaining principal balance of $8,250,000 convertible into an aggregate of 11,000,000 shares of Common Stock.
(4) On September 14, 2001, $83,118 of this principal balance was repaid , leaving a remaining principal balance of $3,416,882 convertible into an aggregate of 4,555,843 shares of Common Stock.
(5) Each warrant represents the right to purchase one share of Common Stock at $0.75 per share, subject to possible further anti-dilution adjustments. In March 2002, in connection with the extension of the maturity date of $17.7 million of indebtedness, the Company agreed to extend the expiration date of all these warrants to December 31, 2004.

         Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such transactions contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated to borrowings by the Company from GECC in the maximum aggregate amount of $40.0 million. The principal and accrued interest on the notes are convertible into shares of the Company's Common Stock at the conversion prices set forth in the table above. The conversion price of the Notes and the exercise price of the Warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion or exercise price then in effect in which event the conversion price and exercise price are reduced to the lower price at which such shares were issued. As a consequence of several transactions involving the Company and the St. James Affiliates, the conversion and exercise prices of the securities when initially issued were reduced pursuant to the anti-dilution adjustments to $0.75 per share. The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933. The Company agreed that one person designated by the St. James Affiliates would be nominated for election to the Company's Board of Directors. Mr. Charles E. Underbrink, Chairman of SJMB, L.L.C. and St. James Capital Corp., serves on the Company's Board of Directors. In addition, in February 2003, subsequent to the resignation of John L. Thompson as a Director, Mr. James H. Harrison, an employee of SJMB, L.L.C., was elected a Director. The agreements grant the St. James Affiliates certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the St. James Affiliates. Events of default under the notes include, among other events, (i) a default in the payment of principal or interest; (ii) a default under any of the notes and the failure to cure such default for five days, which will constitute a cross default under each of the other notes; (iii) a breach of the Company's covenants, representations and warranties under any of the agreements; (iv) a breach under any of the Agreements between the Company and the St. James Affiliates, subject to certain exceptions; (v) any person or group of persons acquiring 40% or more of the voting power of the Company's outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain events of bankruptcy. In the event of a default under any of the notes, subject to the terms of an agreement between the St. James Affiliates and GECC, the St. James Affiliates could seek to foreclose against the collateral for the notes.

         On December 14, 2000, certain of the St. James Affiliates converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company's Common Stock at a conversion price of $0.75 per share.

         During the years ended December 31, 2003 and 2002, $3.7 million and $3.7 million, respectively, of interest accrued on loans owed by the Company to the St. James Affiliates. At December 31, 2003, the total accrued interest on such loans is convertible into an aggregate of 51.8 million shares.

         On June 17, 1999, the Company sold for $200,000 approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity partially owned by John L. Thompson, a member of the Company's Board of Directors at the time. As of December 31, 2000, the Company had collected $100,000 of the sale price. The remaining $100,000 is represented by an unsecured promissory note executed by Mr. Thompson dated March 1, 2002 in the principal amount of $100,000 bearing interest at the rate of 6% per annum from the inception of sale of the accounts receivable with $50,000, plus one-half of the interest then accrued, due on December 31, 2002 and the balance of principal and interest due on June 30, 2003. Mr. Thompson resigned as a Director on February 20, 2003. By letter dated December 20, 2002, Mr. Thompson requested that the Company amend the note to extend each of the principal payment dates by six months. The Company agreed to this extension as of December 20, 2002. On March 21, 2003, Mr. Thompson agreed with the Company to the rescission of this amendment of the note, the Company, having been advised by counsel that such extension of the note was unlawful under the Securities Exchange Act of 1934, as amended. As of December 31, 2003, $100,000 of principal and $28,000 of accrued interest was outstanding.

         In connection with the GECC refinancing, the Company agreed with the holders to extend the maturity date of $6.9 million of the $7.0 million principal amount of promissory notes due on June 30, 2001 to December 31, 2004. The remainder of $0.1 million of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2003, the Company is obligated to issue 18.0 million additional warrants to these noteholders. The exercise price of the warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued. As of March 31, 2004, Mr. Underbrink held individually a direct or indirect interest in $3.5 million principal amount of the promissory notes issued in connection with the GECC refinancing.

         The Company also extended until December 31, 2004 the promissory notes totaling $17.7 million owing to the St. James Affiliates which matured in March, 2001. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following sets forth fees incurred by the Company for services provided by Grant Thornton LLP for the years ended December 31, 2003 and 2002, the Company's independent public accountant at those year ends:

             Audit Fees    Audit Related Fees    Tax Fees      All Other Fees

    2003     $106,186           $5,000             $38,250         $8,206
    2002     $187,801


         The Company's Board of Directors believes that the provision of the services during the two years ended December 31, 2003 is compatible with maintaining the independence of Grant Thornton LLP. The Company's Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to the Company by its independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

        10.37.11 Fourth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of February 14, 2003. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
                       2002).

        10.37.12 Fifth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of April 14, 2003. (Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

        10.37.13 Sixth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of January 15, 2004.*

        10.37.14 Seventh Amendment to Credit Agreement with General Electric Capital Corporation entered into as of March 31, 2004.*

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

        10.40.1 Employment Agreement dated June 1, 2003 between the Company and Allen R. Neel.*


        10.41.1 Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton.*

        10.41.2 Amendment to Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton.*

        14             Code of Ethics*

        21             Subsidiaries. The Company has no subsidiaries.

        23             (a) Consent of Grant Thornton LLP*
                       (b) Consent of PricewaterhouseCoopers, LLP*

        31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)* 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)* 32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)* 32.2 Certification of Chief Financial Officer Pursuant to
                       Section 1350 (furnished, not filed)*

------------------------
 * Filed or furnished with this Annual Report on Form 10-K
 (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 19, 2004


                                  BLACK WARRIOR WIRELINE CORP.


                            By:   /s/ William L. Jenkins
                                  ------------------------------------------
                                  William L. Jenkins, President


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


Signature                                            Capacity                                    Date
---------                                            --------                                    ----


/s/ William L. Jenkins                     President,  CEO and Director                     May 19, 2004
-----------------------------              (Principal Executive Officer)
William L. Jenkins


/s/ Ron E. Whitter                         Vice President - Finance                         May 19, 2004
-----------------------------              (Principal Financial and Accounting Officer)
Ron E. Whitter


/s/ Charles E. Underbrink                  Director                                         May 19, 2004
-----------------------------
Charles E. Underbrink


/s/ James H. Harrison                      Director                                         May 19, 2004
-----------------------------
James H. Harrison

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Black Warrior Wireline Corp.

We have audited the accompanying balance sheets of Black Warrior Wireline Corp. (a Delaware corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, as of December 31, 2003, the Company was in default of certain debt covenants of its Senior Credit Facility. By amendment to the Credit Facility entered into as of March 31, 2004, all defaults were waived by the lenders. In addition, the Company incurred a net loss of $5,537,940 during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $48,403,700 and its total liabilities exceeded its total assets by $23,503,994. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.



Grant Thornton
Houston, Texas
May 11, 2004

PRICEWATERHOUSECOOPERS
----------------------
                                                      PRICEWATERHOUSECOOPERS LLP
                                                      1000 Morgan Keegan Tower
                                                      Fifty North Front St.
                                                      Memphis TN 38103-1193
                                                      Telephone (901) 522-2000
                                                      Facsimile (901) 523-2045



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Black Warrior Wireline Corporation

In our opinion, the statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001 (appearing on pages 59 through 61 of the Black Warrior Wireline Corporation 2001 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Black Warrior Wireline Corporation for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP
Memphis, TN
June 10, 2002, except for Note 16,
as to which the date is May 18, 2004


BLACK WARRIOR WIRELINE CORP.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                                 2003                 2002
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                             $   4,661,030        $   2,388,866
     Restricted cash                                                                             961,551                   --
     Accounts receivable, less allowance of $588,101 and $845,635, respectively                8,952,348           12,801,228
     Other receivables                                                                           179,317              130,540
     Prepaid expenses                                                                             92,471               15,320
     Other current assets                                                                      1,188,079              781,272
                                                                                         ----------------    -----------------
           Total current assets                                                               16,034,796           16,117,226
Inventories of tool components and sub-assemblies, net                                         5,206,639            4,936,347
Property, plant and equipment, less accumulated depreciation                                  18,219,437           24,569,343
Other assets                                                                                     448,507              888,411
Goodwill and other intangible assets                                                           1,492,050            3,159,782
                                                                                         ----------------    -----------------
                Total assets                                                               $  41,401,429        $  49,671,109
                                                                                         ----------------    -----------------

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                      $   4,981,558           $6,970,438
     Accrued salaries and vacation                                                               866,267            1,106,070
     Other accrued expenses                                                                    1,523,447            1,048,985
     Accrued interest payable                                                                     94,981              122,660
     Current maturities of long-term debt                                                     18,035,237           10,928,255
     Accrued interest payable to related parties                                              14,534,437                   --
     Notes payable to related parties, net of unamortized discount                            24,402,569                   --
                                                                                         ----------------    -----------------
           Total current liabilities                                                          64,438,496           20,176,408

Long-term debt, less current maturities                                                          356,952           12,370,084
Notes payable to related parties, net of unamortized discount                                         --           24,238,263
Non current accrued interest payable to related parties                                               --           10,798,224
Deferred revenue                                                                                 109,975              136,575
                                                                                         ----------------    -----------------
           Total liabilities                                                                  64,905,423           67,719,554
                                                                                         ----------------    -----------------

Commitments and contingencies (Notes 6,9,10,11,17 and 18)

Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at December 31, 2003 or December 31, 2002                                         --                   --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 shares issued and outstanding at
         December 31, 2003 and December 31, 2002                                                   6,252                6,252
     Additional paid-in capital                                                               20,275,963           20,275,963
     Accumulated deficit                                                                     (43,141,023)         (37,603,083)
     Treasury stock, at cost, 4,620 shares at December 31, 2003 and December 31, 2002           (583,393)            (583,393)
     Loan to shareholder                                                                         (61,793)            (144,184)
                                                                                         ----------------    -----------------

           Total stockholders' deficit                                                       (23,503,994)         (18,048,445)
                                                                                         ----------------    -----------------
               Total liabilities and stockholders' deficit                                 $  41,401,429        $  49,671,109
                                                                                         ----------------    -----------------

The accompanying notes are an integral part of these financial statements.


BLACK WARRIOR WIRELINE CORP.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                          2003                  2002                   2001

Revenues                                                           $    65,449,154       $    56,583,161        $    76,106,920

Operating costs                                                         44,618,964            40,313,634             48,993,968

Selling, general and administrative expenses                            10,583,219            10,648,650              8,897,983

Depreciation and amortization                                            7,691,720             8,040,892              6,629,064

Asset impairment                                                         3,113,968                    --                     --

Net loss on early extinguishment of debt (Note 16)                              --                    --              1,147,478

                                                                 ------------------    ------------------    -------------------
         Income (loss) from continuing operations                         (558,717)           (2,420,015)            10,438,427

Interest expense and amortization of debt discount                      (5,353,427)           (5,417,096)            (5,902,006)

Net gain on sale of fixed assets                                           243,628               177,059                 34,315

Other income                                                               130,576                83,450                 91,655
                                                                 ------------------    ------------------    -------------------

         Income (loss) before provision for income taxes,
             discontinued operations                                    (5,537,940)           (7,576,602)             4,662,391

Provision for income taxes                                                      --                    --                     --
                                                                 ------------------    ------------------    -------------------

         Income (loss) before discontinued operations                   (5,537,940)           (7,576,602)             4,662,391

Discontinued operations:

         Loss from operations of discontinued Drilling
            and Completion segment, net of income taxes
            of $0 (Note 22)                                                     --                    --                (98,839)

         Gain on disposal of Drilling and Completion segment,
            net of income taxes of $0 (Note 22)                                 --                    --                476,172
                                                                 ------------------    ------------------    -------------------

            Net income (loss)                                      $    (5,537,940)      $    (7,576,602)       $     5,039,724
                                                                 ==================    ==================    ===================
Net income (loss) per share - basic and diluted:
         Income (loss) before discontinued operations              $          (.44)      $          (.61)       $           .37
         Discontinued operations                                   $            --       $            --        $           .03
                                                                 ------------------    ------------------    -------------------
Net income (loss) per share - basic and diluted                    $          (.44)      $          (.61)       $           .40
                                                                 ==================    ==================    ===================

The accompanying notes are an integral part of these financial statements.


BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------------------

                                 LOAN TO             COMMON STOCK           PAID-IN       ACCUMULATED        TREASURY STOCK
                                               -------------------------                                 ------------------------
                               SHAREHOLDER      SHARES       PAR VALUE      CAPITAL         DEFICIT      SHARES        COST
                               ------------   ----------    ------------  -------------   ------------   -------   -------------
Balance, December 31, 2000      $        --   12,496,408      $    6,248   $ 19,764,891   $(35,066,205)    4,620     $  (583,393)

Issuance of stock
     options to non-employees                                                    11,498


Issuance of warrants                                                            179,838

Net income for the year ended
     December 31, 2001                                                                       5,039,724

                               ------------   ----------    ------------  -------------   ------------   -------   -------------

Balance, December 31, 2001               --   12,496,408           6,248     19,956,227    (30,026,481)    4,620        (583,393)

Loan to Shareholder                (144,184)

Conversion of employee options                     7,740               4          7,736

Discount on extension of notes                                                  287,000
     payable to related parties

Issuance of warrants                                                             25,000

Net loss for the year ended
     December 31, 2002                                                                      (7,576,602)

                               ------------   ----------    ------------  -------------   ------------   -------   -------------

Balance, December 31, 2002         (144,184)  12,504,148           6,252     20,275,963    (37,603,083)    4,620        (583,393)

Loan to Shareholder                  82,391

Net loss for the year ended
     December 31, 2003                                                                      (5,537,940)
                               ------------    ---------    ------------  -------------   ------------   -------   -------------
Balance, December 31, 2003      $   (61,793)   12,504,14      $    6,252   $ 20,275,963   $(43,141,023)    4,620    $   (583,393)
                               ============    =========    ============  =============   ============   =======   =============


The accompanying notes are an integral part of these financial statements.


BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 2003               2002             2001
                                                                             --------------    ---------------   -------------
Cash flows from operating activities:

     Net income (loss)                                                        $ (5,537,940)     $  (7,576,602)   $  5,039,724
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation                                                          7,608,379          7,888,302       6,444,445
           Amortization                                                             83,341            152,590         184,619
           Asset impairment                                                      3,113,968                 --              --
           Amortization of debt issue costs                                        494,548            395,018         511,504
           Amortization of discount on notes payable                               164,306            138,223              --
           Amortization of loan to shareholder                                      82,391             45,816              --
           Provision for doubtful accounts                                        (257,534)          (112,938)        540,321
           Net gain on disposition of property, plant and equipment               (243,628)          (177,059)        (34,315)
           Gain on disposition of discontinued operations                               --                 --        (476,172)
           Issuance of shares as compensation for services                              --                 --          11,498
           Net loss on extinguishment of debt                                           --                 --       1,147,478
           Change in:
              Accounts receivable                                                4,106,414            668,428      (2,464,821)
              Prepaid expenses                                                     (77,151)             8,232         374,239
              Other receivables                                                         --            320,268        (405,681)
              Other current assets                                                (455,584)           (40,095)         87,070
              Inventories                                                         (270,292)          (657,214)        414,773
              Other assets                                                        (172,125)          (295,206)        160,568
              Loan to shareholder                                                       --           (190,000)             --
              Accounts payable and accrued liabilities                           1,954,318          4,843,589       4,814,556
                                                                             --------------    ---------------   -------------
                    Cash provided by operating activities                       10,593,411          5,411,352      16,349,806
                                                                             --------------    ---------------   -------------
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                              (3,089,588)        (7,735,715)    (11,234,276)
     Restricted cash                                                              (961,551)                --              --
     Proceeds from sale of property, plant and equipment                           684,499            218,851         108,065
     Proceeds for sale of discontinued operations                                       --                 --         525,000
     Proceeds for sale of short term investments                                        --                 --          50,000
                                                                             --------------    ---------------   -------------
                    Cash used in investing activities                           (3,366,640)        (7,516,864)    (10,551,211)
                                                                             --------------    ---------------   -------------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                     5,434,046          5,650,206      18,184,796
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                               (7,215,600)        (5,627,340)    (19,406,735)
     Proceeds (payments) from (on) working revolver, net                        (3,124,596)         1,905,962      (1,121,831)
     Debt issue costs                                                              (48,457)          (253,686)     (2,009,288)
                                                                             --------------    ---------------   -------------
                    Cash provided by (used in) financing activities             (4,954,607)         1,675,142      (4,353,058)
                                                                             --------------    ---------------   -------------
                    Net increase (decrease) in cash and cash equivalents         2,272,164           (430,370)      1,445,537
Cash and cash equivalents, beginning of year                                     2,388,866          2,819,236       1,373,699
                                                                             --------------    ---------------   -------------
Cash and cash equivalents, end of year                                        $  4,661,030      $   2,388,866    $  2,819,236
                                                                             --------------    ---------------   ------------

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                              $  1,644,893      $   1,687,093    $  2,471,434
                                                                             --------------    ---------------   -------------
        Income taxes                                                          $         --      $          --    $    205,000
                                                                             --------------    ---------------   -------------

The accompanying notes are an integral part of these financial statements.


BLACK WARRIOR WIRELINE CORP.
STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003            2002             2001
                                                                                -----------    -------------    -------------
Supplemental schedule of noncash investing and financing activities:
     Acquisition of property, plant and equipment financed under capital
       leases and notes payable                                                 $  3,259,382     $3,821,555       $ 1,184,796

     Stock warrants issued                                                      $         --     $   25,000       $   179,838

     Discount on extension of notes payable to related parties                  $         --     $  287,000       $        --






















The accompanying notes are an integral part of these financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

NOTE 1 - GENERAL INFORMATION

Black Warrior Wireline Corp. (the "Company"), a Delaware corporation, is an oil and gas service company currently providing various services to oil and gas well operators primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, Williston Basin in North Dakota and the Gulf of Mexico offshore of Louisiana and Texas. The Company's principal lines of business include (a) wireline services and (b) directional oil and gas well drilling activities and downhole surveying services. As is further described in Note 21, the Company is proposing to sell the assets and business of its directional drilling division.

NOTE 2 - LIQUIDITY

The Company reported net income (loss) for the years ended December 31, 2003, 2002, and 2001 of approximately ($5,550,000), ($7,600,000) and $5,000,000, respectively. Cash flows provided by operations were approximately $10,600,000, $5,400,000 and $16,350,000 for the years ended December 31 2003, 2002, and 2001, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $17.6 million at December 31, 2003, other indebtedness of approximately $0.8 million and approximately $39.1 million (including approximately $14.5 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to the Senior Credit Facility (see Note 9). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

As discussed in Note 9, prior to June 10, 2002 and March 31, 2004, the Senior Credit Facility was subject to affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, December 31, 2003 and January 31, 2004 resulting in an event of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 and March 31, 2004 by the respective debt-holders.

Through March 31, 2004, the Company has amended the terms of its Senior Credit Facility with GECC on seven occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. In connection with the March 31, 2004 amendment to the Credit Facility, the Company is required to maintain a cumulative operating cash flow commencing with the month ended February 29, 2004 (see Note 9 for specified amounts by month and period).

Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable during 2004, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants until the maturity of its Senior Credit Facility on September 14, 2004. If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

During the year ended December 31, 2004, the Company's Credit Facility with General Electric Credit Corporation will expire. At that time, an estimated $14.1 million in senior secured indebtedness will mature and be payable. In addition, on December 31, 2004, an additional $42.8 million of subordinated secured indebtedness, including accrued interest, will be repayable under the terms of loan agreements entered into between the Company and the holders of that indebtedness. The Company's plans for the reorganization, repayment or refinancing of this indebtedness include the sale of its directional drilling division and the application of the net proceeds to the reduction of its senior secured indebtedness. While the Company has no specific plans for the further reorganization, restructuring or refinancing of its outstanding indebtedness subsequent to the consummation of the

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

sale of its directional drilling segment, the Company intends to continue its efforts commenced initially in late 2001 and intensified thereafter in 2003, through Simmons & Company International as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of the wireline business assets or other business combination involving the Company. These efforts are also expected to include efforts regarding a possible reorganization, recapitalization, restructuring and refinancing of the Company's obligations on its balance sheet in order to maximize its value to shareholders and repay its existing obligations. At April 8, 2004, the Company has not entered into any definitive agreements with respect to any such transactions and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the reorganization, repayment or refinancing of its outstanding indebtedness. In the event the Company's plans are unsuccessful, the Company's secured creditors could assert their rights to foreclose on the Company's assets and a stockholder's investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue its plans.

As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset-carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH - Restricted cash refers to the cash receipts from customer sales that are allocated to the repayment of the revolving line of credit, therefore, these funds are not available to the Company for general corporate use.

ACCOUNTS RECEIVABLE - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners. Unbilled amounts included in accounts receivable totaled $468,696 and $829,458 at December 31, 2003 and 2002, respectively.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

estimated useful lives of the assets, which range from two to ten years. At December 31, 2003 and 2002, significantly all of the property, plant and equipment has been pledged as collateral for the Company's borrowings (see
Note 9).

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

During 2003, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was first performed on an undiscounted cash flow basis, which indicated impairment in its directional drilling segment. The impairment was then calculated using an analysis of proposed sale prices for the directional drilling segment. As the value of implied goodwill was zero, the amount of the impairment was limited to the carrying amount for the directional drilling segment, or $1.7 million. The assumptions used in this analysis represent management's best estimates of future activity.

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

During 2003, management evaluated the recoverability of its long-lived assets in relation to its business segments. The analysis was performed using the proposed sale prices for the directional drilling segment. As a result of this analysis an impairment was indicated for which the Company reduced the carrying amount of property, plant and equipment for the directional drilling segment and recognized an impairment expense of $1.4 million.

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

STOCK-BASED COMPENSATION - At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note
17. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------




                                                                          YEAR ENDED DECEMBER 31
                                                            ---------------------------------------------------

                                                                   2003              2002              2001
                                                                   ----              ----              ----
         Net income (loss), as reported                       $ (5,537,940)      $(7,576,602)      $ 5,039,724
         Add (deduct):  Total stock-based employee
         compensation expense determined under fair value
         based method for all awards, net of related tax
         effects                                                   423,110          (201,289)       (2,181,199)
                                                            --------------       ------------      -----------
         Pro forma net income (loss)                          $ (5,114,830)      $(7,777,891)      $ 2,858,525
                                                            ==============       ============      ===========
         Earnings (loss) per share:
             Basic - as reported                                     $(.44)            $(.61)             $.40
                                                                     ======            ======             ====
             Basic - pro forma                                       $(.41)            $(.62)             $.23
                                                                     ======            ======             ====
             Diluted - as reported                                   $(.44)            $(.61)             $.40
                                                                     ======            ======             ====
             Diluted - pro forma                                     $(.41)            $(.62)             $.23
                                                                     ======            ======             ====

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

statements. The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements and changes in the measurement of segment amounts from period to period (see
Note 21).

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Due to the adoption of FAS 145, the Company reclassified the early extinguishment of debt in 2001 from an extraordinary item to continuing operations in 2003.

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


In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company will adopt FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. The Company is continuing to evaluate the impact FIN 46(R) will have on its financial statements.

In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of December 31, 2003, nor any financial instruments subject to this statement.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of a non-compete agreement associated with the purchase of Big Gun Perforating, Inc. The agreement is reported under goodwill and other intangible assets on the balance sheet and is being amortized on a straight-line basis over five years, the life of the contract. The gross carrying amount of the agreement was $386,425 on December 31, 2003 and $249,175 on December 31, 2002. Accumulated amortization totaled $131,792 as of December 31, 2003.


       Aggregate amortization expense:
            For the year ended December 31, 2002             $49,835
            For the year ended December 31, 2003             $81,956

       Estimated amortization expense:
            For the year ended December 31, 2004             $128,568
            For the year ended December 31, 2005             $128,568




NOTE 5 - ACQUISITIONS

In February 2002, the Company acquired the assets of Big Gun Perforating, Inc. for $300,000. The acquisition enabled the Company to expand its tubing conveyed perforating ("TCP") services to its existing onshore and offshore customer base.

The acquisition did not result in any significant changes in previously reported revenues, income (loss) before provision for income taxes, discontinued operations, net income (loss) or basic or diluted earnings per share on a pro forma basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 1997, the Company acquired substantially all of the assets and certain of the liabilities of Diamondback Directional Drilling, Inc. ("DDI"). In connection with the acquisition, the Company issued debt of approximately $3,200,000 to the former owners of DDI, hereinafter referred to as Bendover. One of the majority stockholders of Bendover was an officer and director of the Company. During the first quarter of 2000, the Company executed a Compromise Agreement With Release with Bendover whereby Bendover agreed to settle litigation and return to the Company promissory notes of approximately $3,200,000 principal amount plus accrued interest and receive in exchange 2,666,667 shares of the Company's common stock, valued in the transaction at $0.75 per share, and a promissory note in the principal amount of $1,182,890 due on January 15, 2001, bearing interest at 10% per annum. The maturity of the promissory note was subsequently extended to June 15, 2001 at an interest rate of 20% per annum with 10% per annum paid monthly and the balance deferred until maturity. This note, as amended and extended, was not paid when due and Bendover commenced a lawsuit on July 20, 2001 against the Company seeking to collect the principal sum of $1,182,890 plus accrued interest. In September 2001, the Company paid approximately $1.1 million to Bendover out of the proceeds of the General Electric Capital Corporation ("GECC") financing, as more fully discussed in Note 9, in full payment of all outstanding principal and interest obligations owing to Bendover and the lawsuit was dismissed. The payoff resulted in an gain of approximately $175,000, net of taxes. Interest expense on this note totaled $152,642 for the year ended December 31, 2001.

The Company has executed notes payable to SJMB and SJCP. The chairman and an employee of SJMB, L.L.C., the general partner of SJMB, both serve on the Company's Board of Directors. At December 31, 2003 and 2002, notes due to SJMB, SJCP and related parties totaled $23,566,882 and $23,566,882, respectively. The notes bear interest at 15%. Interest expense and accrued interest associated with these notes were as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------



                                       2003           2002           2001
                                    -----------    -----------    ----------

Interest expense                    $ 3,535,000    $ 3,535,000    $3,216,000
Accrued interest                    $13,551,000    $10,016,000    $6,432,000



The Company borrowed $1,000,000 from Falcon Seaboard Investment Co., L.P. ("Falcon Seaboard"), which is affiliated with SJMB. The note bears interest at 15% with the principal and interest due in December 2004. Accrued interest payable on this borrowing totaled approximately $660,000 and $508,000 as of December 31, 2003 and 2002, respectively. Interest expense on this note approximated $150,000, $150,000 and $140,000 for each of the three years ended December 31, 2003, 2002 and 2001, respectively.

The Company has agreed to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB of the Company's former financing arrangement with Coast Business Credit ("Coast"), a financial institution. In addition, SJMB, L.L.C., the general partner of SJMB, received a fee in September 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company acquiring a credit facility from GECC (see
Note 9). Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either SJMB or SJMB, L.L.C.. This payable is included in current liabilities at December 31, 2003.

In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Director and SJCP in connection with the Company's borrowings from Coast in 2000.

On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company's Board of Directors, for $200,000. As of December 31, 2003, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense related to the loan for the years ended December 31, 2003 and 2002 was approximately $82,000. The unamortized balance at December 31, 2003 was $61,793.

See Notes 9 and 11 for financing arrangements and common stock transactions with related parties.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following at December 31, 2003 and 2002:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

                                                   2003               2002
                                              --------------    ---------------

Land and building                             $     401,250     $      401,250
Vehicles                                         14,672,731         14,106,273
Operating equipment                              41,758,200         41,446,918
Office equipment                                  1,081,500            986,457
                                              --------------    ---------------
                                                 57,913,681         56,940,898
Less: accumulated depreciation                   39,694,244         32,371,555
                                              --------------    ---------------

        Net property, plant and equipment     $  18,219,437     $   24,569,343
                                              ==============    ===============


Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $7,608,383, $7,888,302 and $6,444,445, respectively.


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. In 2003, in connection with the Company's plans to dispose of its directional drilling division, management analyzed under SFAS 142 the carrying value of its goodwill carried on its balance sheet arising out of the 1997 acquisition of Diamondback Directional, Inc and the 1998 acquisition of Phoenix Drilling Services. This analysis resulted in a charge to operations for the year ended December 31, 2003 in the amount of approximately $1.7 million. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in 2001. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets and the modification in the estimated useful lives of intangible assets with finite lives. The balance in unamortized goodwill was $1,237,417 and $2,960,442 at December 31, 2003 and 2002,
respectively.

                                                        -----------------------------------------------------------
                                                                          Year ended December 31,
                                                        -----------------------------------------------------------
                                                               2003                 2002                2001
Reported net income (loss)                               $   (5,537,940)        $(7,576,602)       $   5,039,724
       Add:  Goodwill amortization, net of tax                                                           157,660
                                                        -------------------    ---------------    -----------------
Adjusted net income (loss)                                   (5,537,940)         (7,576,602)           5,197,384
                                                        ===================    ===============    =================
Basic and diluted earnings per share:
       Reported net income (loss)                        $        (0.44)        $     (0.61)       $        0.40
       Goodwill amortization, net of tax                             --                  --                 0.01
                                                        -------------------    ---------------    -----------------
Adjusted net income (loss)                               $        (0.44)        $     (0.61)       $        0.41
                                                        ===================    ===============    =================

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

NOTE 9 - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

At December 31, 2003 and 2002, long-term debt and other financing arrangements consisted of the following:

                                                                                            2003            2002
                                                                                        ------------    -------------
Installment notes payable, monthly payments required in varying amounts
 through March 2008, interest at rates ranging from 2.90% to 8.25%.                     $   814,337     $    993,423

Notes payable to General Electric Capital Corporation, monthly payments of
 $283,333 through September 2004, interest at prime plus 2.50% (6.50% at
 December 31, 2003).                                                                      9,332,667       12,732,667

Revolving line of credit to General Electric Capital Corporation, interest at prime
 plus 1.75%  (5.75% at December 31, 2003).                                                3,159,927        6,284,523

Capital expenditure line of credit to General Electric Capital Corporation, interest at prime
plus 2.50%  (6.50% at December 31, 2003).                                                 5,085,258        3,057,726

Note payable to former owner of Dyna Jet, Inc. due and payable in November
2003 with interest at the rate of the lesser of $1,500 per month or 8% per
annum on unpaid balance.                                                                         --          230,000
                                                                                        ------------    -------------
                                                                                         18,392,189       23,298,339
        Less:
           Current maturities of long-term debt (see below)                              18,035,237       10,928,255
                                                                                        ------------    -------------


        Long-term debt, less current maturities                                         $   356,952     $ 12,370,084
                                                                                        ------------    -------------

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

Notes payable to related parties consist of the following at December 31, 2003 and 2002:

                                                                                             2003            2002
                                                                                          ------------    -----------
7%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due October 1999, extended to December 2004.
Convertible at $0.75 per share at any time up to 30 business days following maturity      $ 2,900,000    $ 2,900,000

9%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due June 2002, extended to December 2004. Convertible
at $0.75 per share at any time up to 30 business days following maturity                    2,000,000      2,000,000

8%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due June 2002, extended to December 2004. Convertible
at $0.75 per share at any time up to 30 business days following maturity                    7,250,000      7,250,000

8%, increased to 15% effective March 17, 2001, convertible note payable to Falcon
Seaboard, principal and interest originally due March 2001, extended to
December 2004. Convertible at $0.75 per share at any time up to 30 business days
following maturity                                                                          1,000,000      1,000,000

10%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004.
Convertible at $0.75 per share at any time up to 30 business days following maturity        2,000,000      2,000,000

10% increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to December 2004.
Convertible at $0.75 per share at any time up to 30 business days following maturity        2,500,000      2,500,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to
30 days following maturity                                                                    750,000        750,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to
30 days following maturity                                                                  1,000,000      1,000,000

15% convertible note payable to SJMB, principal and interest originally due January
2001, extended to December 2004.  Convertible at $0.75 per share at anytime up to
30 days following maturity                                                                    200,000        200,000

15% convertible notes payable to affiliates of SJMB and certain Company employees, principal and interest originally due January 2001, extended to December 2004.
Convertible at $0.75 per share at anytime  up to 30 business days following maturity        4,966,882      4,966,882
                                                                                          ------------   ------------

                                                                                           24,566,882     24,566,882
        Less:
           Current maturities of notes payable to related parties (see below)              24,402,569             --
           Unamortized discount on notes payable                                              164,313        328,619
                                                                                          ------------   ------------

        Total long-term notes payable to related parties                                  $         --   $24,238,263
                                                                                          ------------   ------------


On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Company and GECC entered into amendments to the Credit Facility in January 2002, June 2002, October 2002, February 2003 and
                                       17

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


April 2003. As amended, the Credit Facility includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company's EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company's assets. The Credit Facility expires on September 14, 2004.

Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At December 31, 2003, borrowings outstanding under the Credit Facility aggregated $17.6 million, of which $3.2 million was outstanding under the revolving loan, $9.3 million was outstanding under the term loan and $5.1 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. At December 31, 2003 the Company had available $2.4 million under the revolving loan. No further advances are permitted on the capex loan beyond June 2004 and it is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as now conducted, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws and provide a mortgage or deed of trust to the lenders granting a first lien on the Company's real estate upon the request of the lenders and provide certificates of title on newly acquired equipment with the lender's lien noted.

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

As amended through March 2004, the financial covenant the Company is required to maintain a cumulative operating cash flow at the end of each month, commencing with the month ended February 29, 2004, increasing as follows:

                       FISCAL MONTH                        CUMULATIVE OPERATING CASH FLOW
                       ------------                        ------------------------------

         For the 1 Months Ending February 29, 2004                    $(50,000)

         For the 2 Months Ending March 31, 2004                       $200,000

         For the 3 Months Ending April 30, 2004                       $500,000

         For the 4 Months Ending May 31, 2004                         $850,000

         For the 5 Months Ending June 30, 2004                       $1,350,000

         For the 6 Months Ending July 31, 2004                       $2,000,000

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


Cumulative operating cash flow is defined, for the period February 29, 2004 through July 31, 2004, as the sum of earnings before interest, taxes depreciation and amortization ("EBITDA") for such month minus capital expenditures paid in cash for such month plus EBITDA for each preceding month commencing on February 1, 2004 minus capital expenditures paid in cash for each preceding month commencing February 1, 2004.

For the period ended December 31, 2003 and January 31, 2004, the Company was not in compliance with the cumulative operating cash flow covenant which was waived by GECC by the amendment of March 2004.

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

The Company has amended the terms of its Credit Facility with GECC on seven occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company. There can be no assurance that the Company will be able to obtain further amendments to these financial covenants if required or that the failure to obtain such amendments when requested may not result in the Company being placed in violation of those financial covenants. Before reflecting amendments to the Credit Facility made in March 2004, the Company was in violation of the financial covenant relating to its cumulative operating cash flow. By amendment to the Credit Facility entered into as of March 31, 2004, GECC waived this default as well. The Company agreed to pay GECC a fee of $35,000 in connection with entering into the amendment.

In connection with an April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 was paid in June 2003 and $50,000 in December 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the Fourth Amendment and Fifth Amendment, filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2002, and the Sixth and Seventh amendment filed as Exhibits to this Annual Report on Form 10-K for the year ended December 31, 2003, for a complete statement of the terms and conditions.

In connection with the GECC refinancing, the Company agreed with the holders of the $7.0 million principal amount of promissory notes to extend the maturity date from June 30, 2001 to December 31, 2004 on $6.9 million of the $7.0 million promissory notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. The Company repaid approximately $83,000 to noteholders who chose not to extend the maturity dates and St. James purchased $1.6 million from noteholders who chose not to extend the maturity dates. As a condition to extend the maturity date, holders of the notes are to receive additional five-year common stock purchase warrants exercisable at $0.75 per share, originally valued at $0.01, if the Company has not entered into a purchase or merger agreement on or before certain dates. Because such an agreement was not entered into by December 31, 2001, the Company became obligated to issue approximately 2.4 million additional warrants. Because such an agreement was not entered into by December 31, 2002, the Company became obligated to issue approximately 5.2 million additional warrants. Because such agreement was not entered into by December 31, 2003 the Company became obligated to issue approximately 10.4 million additional warrants. Under the terms of the note extensions, because the Company did not enter into a purchase or merger agreement by December 31, 2003 with a closing date no later than March 31, 2004, an aggregate of 18.0 million additional warrants are due to be issued. The exercise price of the warrants that are to be issued are subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of common stock less than the exercise price then in effect in which event the exercise price is reduced to the lower price at which such shares were issued.

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

Maturities of debt are as follows:

FISCAL YEAR
-----------

2004                                                                $42,602,119
2005                                                                    356,952
2006                                                                         --
2007                                                                         --
2008                                                                         --
Thereafter                                                                   --
                                                                    -----------
                                                                    $42,959,071
                                                                    -----------


NOTE 10 - COMMITMENTS

The Company leases land, office space and equipment under various operating leases. The leases expire at various dates through 2007. Rent expense was approximately $3,117,000, $2,763,000 and $2,572,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2003 were as follows:

                                                                   OPERATING
                                                                     LEASES
                                                                   ------------
FISCAL YEAR
-----------
2004                                                                 $  591,384
2005                                                                    381,743
2006                                                                    214,036
2007                                                                     50,688
2008                                                                         --
Thereafter                                                                   --
                                                                     ----------
           Total minimum lease payments                              $1,237,851
                                                                     ----------


NOTE 11 - COMMON STOCK TRANSACTIONS

As further discussed in Note 6, the Company issued 2,666,667 shares in the first quarter of 2000 to the owners of Bendover in return for the dismissal of a lawsuit between the former owner of DDI and the Company.


                                                                                                          AMOUNT
  MONTH OF           MONTH OF                                                                          RECORDED TO
    BOARD            ISSUANCE/                                           NUMBER          AMOUNT       STOCKHOLDERS'
  APPROVAL           PURCHASE                DESCRIPTION                OF SHARES       PER SHARE        DEFICIT
-------------        ---------               -----------                ---------       ---------     -------------

December 1999       January 2000      Issuance to Bendover in
                                      settlement of litigation          2,666,667        $  .75        $ 2,000,000
December 2000       December 2000     Issuance to SJMB upon
                                      conversion                        5,017,481        $  .75        $ 3,763,111


As of December 31, 2003, the Company's certificate of incorporation permits it to issue up to 175,000,000 shares of common stock, of which 12,504,148 shares were issued and outstanding at December 31, 2003 and 2002. The Company has outstanding as of December 31, 2003 and 2002 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 140,180,544 and 132,402,882 shares, respectively, of the Company's common stock at exercise and conversion prices ranging from $0.75 to $8.01.

NOTE 12 - STOCK WARRANTS

During 2002, the Company issued 2,500,000 five-year warrants to William L. Jenkins, President and Chief Executive Officer exercisable at $0.75 per share as per his amended employment agreement effective January 1, 2002 and expiring December 31, 2005.

During 2002, the Company issued 2,420,909 five-year warrants to SJMB and affiliates of SJMB exercisable at $0.75 per share in connection with the extension of their indebtedness (see Note 9).

During 2001, the Company issued to the Chairman of SJMB, L.L.C. and to SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company's Common Stock at exercise prices of $0.75 per share. The warrants were issued in consideration of guarantees extended to Coast by the Chairman of SJMB, L.L.C. and

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


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

The warrants issued during 2002, 2001, 2000 and 1999 are subject to "Full Ratchet" anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75. Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2003:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------------------


                                                                          GUARANTOR
                              DEBT                                       AFFILIATED
                           CONVERSION     SJCP       SJCP        SJCP     WITH SJCP     SJMB        SJMB         SJMB        SJMB
                             $2.00       $2.75      $4.6327     $0.75       $0.75       $6.75       $2.25        $1.50       $0.75
                            EXPIRES     EXPIRES     EXPIRES    EXPIRES     EXPIRES     EXPIRES     EXPIRES      EXPIRES     EXPIRES
                            09/30/01    12/31/04   12/31/04   02/28/07    02/28/07    12/31/04    12/31/04     12/31/04    12/31/04
------------------------------------------------------------------------------------------------------------------------------------

Balance, 12/31/00            234,750   2,442,000   4,478,277        --          --   16,200,000   3,499,999    2,150,000   3,075,000


2001 expiration             (234,750)


2001 issuance                                                  400,000     700,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/01                 --   2,442,000   4,478,277   400,000     700,000   16,200,000   3,499,999    2,150,000   3,075,000
------------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/01          --       $0.75       $0.75     $0.75       $0.75        $0.75       $0.75        $0.75       $0.75


2002 issuance
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/02                 --   2,442,000   4,478,277   400,000     700,000   16,200,000   3,499,999    2,150,000   3,075,000
------------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/02          --       $0.75       $0.75     $0.75       $0.75        $0.75       $0.75        $0.75       $0.75


2003 expiration


2003 issuance
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/03                 --   2,442,000   4,478,277   400,000     700,000   16,200,000   3,499,999    2,150,000   3,075,000
------------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/03          --       $0.75       $0.75     $0.75       $0.75        $0.75       $0.75        $0.75       $0.75


                                                 LENDERS     LENDERS     LENDERS                           W. L. JENKINS
                                                AFFILIATED  AFFILIATED  AFFILIATED  FALCON    HARRIS WEBB   EMPLOYMENT
                             SJMB       SJMB     WITH SJMB   WITH SJMB   WITH SJMB  SEABOARD   & GARRISON    AGREEMENT
                             $0.75      $0.75      $0.75       $0.75       $0.75     $6.75       $6.05         $0.75
                            EXPIRES    EXPIRES    EXPIRES     EXPIRES     EXPIRES   EXPIRES     EXPIRES       EXPIRES
                           12/31/06   12/31/07   12/31/04    12/31/06    12/31/07  12/31/04    3/15/03       12/31/06      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Balance, 12/31/00                --         --  28,125,000         --          --  1,800,000     384,618            --   62,389,644


2001 expiration                                                                                                            (234,750)


2001 issuance                                                                                                             1,100,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/01                --         --  28,125,000         --          --  1,800,000     384,618            --   63,254,894
-----------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/01                             $0.75                             $0.75       $0.75


2002 issuance               682,500         --              1,738,409                                        2,500,000    4,920,909
-----------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/02           682,500         --  28,125,000  1,738,409          --  1,800,000     384,618     2,500,000   68,175,803
-----------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/02      $0.75                  $0.75      $0.75                  $0.75       $0.75         $0.75


2003 expiration                                                                                 (384,618)                  (384,618)


2003 issuance                        1,462,500                          3,725,162                                         5,187,662
-----------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/03           682,500  1,462,500  28,125,000  1,738,409   3,725,162  1,800,000          --     2,500,000   72,978,847
-----------------------------------------------------------------------------------------------------------------------------------


Exercise price, 12/31/03      $0.75      $0.75       $0.75      $0.75       $0.75      $0.75                     $0.75

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


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

NOTE 13 - INCOME TAXES

The (benefit)/provision for income taxes consists of the following for the years ended December 31, 2003, 2002, and 2001:

                                               2003         2002         2001
                                            --------     ---------     --------

Federal:
     Current                                $     --     $      --     $     --
     Deferred                                     --            --           --
                                            --------     ---------     --------
                                                  --            --           --
                                            --------     ---------     --------
State:
     Current                                      --            --           --
     Deferred                                     --            --           --
                                            --------     ---------     --------
                                                  --            --           --
                                            --------     ---------     --------

        Total                               $     --     $      --     $     --
                                            --------     ---------     --------

The (benefit)/provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the Company's income/(loss) before income taxes, as follows:

                                                       2003           2002           2001
                                                   -----------    -----------    -----------

(Benefit)/provision at federal statutory rate      $(1,409,979)   $(2,530,131)   $ 1,730,506
State income taxes, net of federal benefit            (136,851)      (245,572)       185,081
Nondeductible tax expenses                             105,180        110,924        176,383
Accrual to return timing differences and other        (117,993)      (396,313)            --
(Decrease)/increase in valuation allowance           1,559,643      3,061,092     (2,091,970)
                                                   -----------    -----------    -----------

    (Benefit) Provision for federal income taxes   $        --    $        --    $        --
                                                   -----------    -----------    -----------


At December 31, 2003 and 2002, the Company has available federal tax net operating loss carryforwards (NOL's) of approximately $33,332,000 and $31,823,000, respectively, that unless previously utilized, expire at various dates beginning 2010 through 2022. The Company's utilization of NOL's is subject to a number of uncertainties, including the ability to generate future taxable income. In addition, the Company has been subject to a number of "ownership changes" as defined under Internal Revenue Code Section 382. As a result,
Section 382 imposes additional limitations on utilization of certain of the Company's NOL's.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of the deferred tax assets and liabilities, are as follows:

                                                       2003            2002
                                                  ------------    ------------

Gross deferred tax assets:
     Allowance for doubtful accounts receivable   $    219,362    $    315,422
     Accrued bonuses and other                         202,535         189,266
     Operating loss carryforwards                   12,432,884      11,869,987
     Goodwill                                        3,690,506       3,319,718
     Asset impairment                                  518,822
     Valuation allowance                           (13,549,350)    (11,989,707)
                                                  ------------    ------------
        Gross deferred tax asset                     3,514,759       3,704,686
                                                  ------------    ------------

Gross deferred tax liabilities:
     Depreciation                                   (3,402,091)     (3,592,018)
     Other                                            (112,668)       (112,668)
                                                  ------------    ------------
        Gross deferred tax liability                (3,514,759)     (3,704,686)
                                                  ------------    ------------

        Net deferred tax asset (liability)        $         --    $         --
                                                  ------------    ------------

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, the Company has recorded a valuation allowance of $13,549,350 and $11,989,707 against the gross deferred tax asset.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 14 - INCOME (LOSS) PER SHARE

The calculation of basic and diluted EPS is as follows:

                                                       FOR THE YEAR                                 FOR THE YEAR
                                                        ENDED 2003                                   ENDED 2002
                                        ----------------------------------------    -------------------------------------------
                                          INCOME        SHARES        PER SHARE        INCOME         SHARES        PER SHARE
                                        (NUMERATOR)  (DENOMINATOR)     AMOUNT       (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                        -----------  -------------    ---------     -----------    -------------    ---------

NET LOSS PER SHARE - BASIC

Income (loss) before discontinued
  operations available to common
  stockholders                          $(5,537,940)    12,499,528    $  (.44)      $(7,576,602)      12,499,528     $  (.61)

Discontinued operations                          --     12,499,528         --                --       12,499,528          --
                                        -----------                   -------       -----------                      --------

Net loss per share - basic              $(5,537,940)    12,499,528    $  (.44)      $(7,576,602)      12,499,528     $  (.61)
                                        ===========                   =======       ===========                      ========

EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before discontinued
  operations available to common
  stockholders                          $(5,537,940)    12,499,528    $  (.44)      $(7,576,602)      12,499,528     $  (.61)

Discontinued operations                          --     12,499,528         --                --       12,499,528          --
                                        -----------                   -------       -----------                      --------

Net loss per share - diluted            $(5,537,940)    12,499,528    $  (.44)      $(7,576,602)      12,499,528     $  (.61)
                                        ===========                   =======       ===========                      ========

                                                        FOR THE YEAR
                                                         ENDED 2001
                                        --------------------------------------------
                                          INCOME          SHARES         PER SHARE
                                        (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                        -----------     -------------    ---------

NET LOSS PER SHARE - BASIC

Income (loss) before discontinued
  operations available to common
  stockholders                           $4,662,391      12,491,788       $  .37

Discontinued operations                     377,333      12,491,788          .03
                                         ----------                       ------

Net loss per share - basic               $5,039,724      12,491,788       $  .40
                                         ==========                       ======

EFFECT OF DILUTIVE SECURITIES

Stock warrants

Stock options

Convertible debt debenture

NET LOSS PER SHARE - DILUTED

Income (loss) before discontinued
  operations available to common
  stockholders                           $4,662,391      12,491,788       $  .37

Discontinued operations                     377,333      12,491,788          .03
                                         ----------                       ------

Net loss per share - diluted             $5,039,724      12,491,788       $  .40
                                         ==========                       ======

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


Options issued to purchase 15,440,000 shares of common stock and warrants to purchase 73,363,465 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2003, but were not included in the computation of the 2003 diluted EPS because the effect would be anti-dilutive. There were 2,006,800 options to purchase common stock cancelled during 2003 that were not included in the computation of 2003 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 17,446,800 shares of common stock and warrants to purchase 68,175,803 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2002, but were not included in the computation of the 2002 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 17,358,000 shares of common stock and warrants to purchase 63,254,894 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 2001, but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive.

Convertible debt instruments, including convertible interest, which would result in the issuance of 51,761,698, 46,780,080 and, 42,084,458 shares of common stock, if the conversion features were exercised, were outstanding during 2003, 2002 and 2001 respectively, but were not included in the computation of the 2003, 2002 or 2001 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 2003, 2002 and 2001 and remained outstanding at December 31, 2003.

NOTE 15 - MAJOR CUSTOMERS

Most of the Company's business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and Texas. Substantially all of the Company's accounts receivable at December 31, 2003 and 2002 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

There were no customers from whom the Company earned in excess of 10% of its revenues during the years ended December 31, 2003, 2002 or 2001.

NOTE 16 - EARLY EXTINGUISHMENT OF DEBT

During 2001, the Company recognized a loss of $1,322,481 on fees relating to the early extinguishment of the Coast debt and the SJMP Cash Collateral Fee Agreement. The Company recorded a gain of $175,003 as a result of a negotiated payment of the Bendover promissory notes and related obligations. Due to the adoption of FAS 145, the Company reclassified the early extinguishment of debt in 2001 from an extraordinary item to continuing operations in 2003.

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

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


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

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and an amendment on February 9, 2001, respectively. At December 31, 2003, 19,532,500 shares had been granted, of which 4,523,000 shares were cancelled and 2,490,500 remained to be granted under this plan.

The 1997 Omnibus Incentive Plan ("1997 Omnibus Plan") provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 1,000,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2003 and 2002, 430,500 and 600,300 options were outstanding, respectively. At December 31, 2003, 569,500 options remain available to be granted. Options to purchase 169,800 shares of common stock were cancelled during 2003.

The 1997 Non-Employee Stock Option Plan ("1997 Non-Employee Plan") provides for the granting of nonqualified stock options to purchase shares of the Company's common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 300,000. The amendment was approved by the shareholders on February 9, 2001. At December 31, 2003 and 2002, no options were outstanding, respectively. At December 31, 2003, 300,000 options remain available to be granted. Pertinent information regarding stock options is as follows:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------------


                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                         WEIGHTED    FAIR VALUE
                                                           RANGE OF       AVERAGE     OF STOCK
                                          NUMBER OF        EXERCISE      EXERCISE        AT                VESTING
                                           OPTIONS          PRICES         PRICE     GRANT DATE           PROVISIONS
                                          ---------        --------      --------    ----------           ----------

Options outstanding, December 31, 2000   10,920,750     $0.75 - $8.01     $1.92
                                         ==========

Options cancelled                           (80,000)         $1.50         $1.50
                                           (258,750)         $2.63         $2.63
                                            (20,000)         $3.00         $3.00
                                            (10,000)         $3.38         $3.38
                                           (115,000)         $4.63         $4.63
                                           (140,000)         $6.50         $6.50
                                           (200,000)         $6.69         $6.69
                                             (7,500)         $6.28         $6.28
                                           (155,000)         $7.50         $7.50
                                             (4,500)         $8.00         $8.00
                                           (969,500)         $0.75         $0.75
                                         ----------
                                         (1,960,250)
                                         ----------

Options Granted:
     Exercise price greater than FMV of
     stock at grant date                      5,000          $0.75         $0.75       $0.38      67% immediate, 33% in one year
                                             70,000          $0.75         $0.75       $0.48      33% immediate, 33% per year
                                            110,000          $0.75         $0.75       $0.57      25% immediate, 25% per year
                                          8,212,500          $0.75         $0.75       $0.42      Immediate
                                         ----------
                                          8,397,500
                                         ----------

Options outstanding, December 31, 2001   17,358,000
                                         ==========


Options cancelled                        (1,416,200)         $0.75         $0.75
                                         ----------
                                         (1,416,200)

Options Granted:
     Exercise price greater than FMV of
     stock at grant date                  1,505,000          $0.75         $0.75       $0.40      Immediate
                                         ----------
                                          1,505,000

Options outstanding, December 31, 2002   17,446,800
                                         ----------


Options cancelled                        (2,006,800)         $0.75         $0.75
                                         ----------
                                         (2,006,800)

Options outstanding, December 31, 2003   15,440,000
                                         ==========

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 2003:

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   ----------------------------------------------           --------------------------
                                         WEIGHTED
                                         AVERAGE         WEIGHTED                             WEIGHTED
                     NUMBER             REMAINING         AVERAGE             NUMBER          AVERAGE
EXERCISE           OUTSTANDING         CONTRACTUAL       EXERCISE           EXERCISABLE       EXERCISE
 PRICES             12/31/03               LIFE            PRICE             12/31/03          PRICE
---------          -----------         -----------       --------           -----------       --------
   $0.75             15,375,000             6.94           $0.75            14,944,800          $0.75
   $1.81                 15,000             5.09           $1.81                15,000          $1.81
   $2.63                  5,000             3.25           $2.63                 5,000          $2.63
   $4.63                 20,000             3.63           $4.63                20,000          $4.63
   $6.63                 25,000             4.45           $6.63                25,000          $6.63
                     ----------                                             ----------

                     15,440,000             6.93           $0.76            15,009,800          $0.76
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

                                                                     2003             2002             2001
                                                                -------------    -------------    -------------

Income (loss) before discontinued operations - as reported      $  (5,537,940)   $  (7,576,602)   $   4,662,391
Discontinued operations - as reported                                      --               --          377,333
                                                                -------------    -------------    -------------
Net income (loss) - as reported                                 $  (5,537,940)   $  (7,576,602)   $   5,039,724
                                                                -------------    -------------    -------------

Income (loss) before discontinued operations - pro forma        $  (5,114,830)   $  (7,777,891)   $   2,481,192
Discontinued operations - pro forma                                        --               --          377,333
                                                                -------------    -------------    -------------
Net income (loss) - pro forma                                   $  (5,114,830)   $  (7,777,891)   $   2,858,525
                                                                -------------    -------------    -------------

Income (loss) per share - as reported (basic and diluted):
Loss before discontinued operations - as reported               $        (.44)   $        (.61)   $         .37
Discontinued operations - as reported                                      --               --              .03
                                                                -------------    -------------    -------------
Net income (loss) per share - as reported (basic and diluted)   $        (.44)   $        (.61)$            .40
                                                                -------------    -------------    -------------

Income (loss) per share - pro forma (basic and diluted):
Loss before discontinued operations - pro forma                 $        (.41)   $        (.62)   $         .20
Discontinued operations - pro forma                                        --               --              .03
                                                                -------------    -------------    -------------
Net loss per share - pro forma (basic and diluted)              $        (.41)   $        (.62)   $         .23
                                                                =============    =============    =============

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


                                     2003          2002             2001
                                   -------       -------           ------

Dividend yield                          0%            0%               0%
Expected life (years)                2.09          3.08             4.00
Expected volatility                100.00%       100.00%           74.74%
Risk-free interest rate              2.98%         3.30%            4.92%


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

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE, CURRENT PORTION OF LONG-TERM DEBT AND ACCOUNTS PAYABLE - The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

LONG-TERM DEBT - The carrying value of the Company's long-term debt approximates fair value due to the variable nature of the interest rate and the interest rate reset periods.

RELATED PARTY DEBT - Management is unable to estimate the fair value of the Company's related party debt. This debt is due within one year but is subject to subordination to the Company's senior debt. The debt and accumulated accrued interest in aggregate is carried at a book value of $38.8 million in the statement of financial position at December 31, 2003.

NOTE 20 - EMPLOYEE BENEFIT PLAN

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) Plan are discretionary. Employees vest in their contributions immediately and vest in the Company's contributions ratably over six years. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2003, 2002, and 2001.

NOTE 21 - SEGMENT AND RELATED INFORMATION

At December 31, 2003 and 2002, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been divided into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions.

At December 31, 2000, the Company was organized into three business units. As more fully described in Note 22, the workover and completion segment was discontinued during 2001. Accordingly, the results of its operations prior to discontinuance have been presented as discontinued operations in the statement of operations.

WIRELINE - This segment consists of two business units that perform various procedures to evaluate downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2003, 2002 and 2001 included Burlington Resources, Anadarko Petroleum, Chevron, Apache Corp and Denbury Management.

DIRECTIONAL DRILLING SERVICES - This segment performs procedures to enter an oil-producing zone horizontally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhances recoverability of oil. The segment also engages in oil and gas well surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the years ended December 31, 2003, 2002 and 2001 included Encore Operating, Anadarko Petroleum, Cortez Operating, Ergon Operating, and Lewis Petroleum.

Proposed Sale of Directional Drilling Services. The Company is engaged in negotiations with respect to the sale of its directional drilling division. The proposed transaction, which is subject to the negotiation and execution of a definitive purchase and sale agreement, includes, among the other expected terms and conditions, the sale of all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital sold is expected to include current assets subject to current liabilities assumed of the division. The purchase price is expected to be approximately $11.0 million, less certain possible closing adjustments. Among other matters, the closing of the transaction is expected to be subject to the Company obtaining all necessary lender and other consents and approvals, the absence of any event having a material adverse effect on the assets or business sold, the buyer having obtained financing for the transaction, the receipt by the Company of a fairness opinion from Simmons & Company International and compliance with other legal requirements. It is expected that either party will have the right to terminate the agreement prior to closing for any reason. Under certain circumstances, the Company could be required to pay the buyer $50,000 upon a termination of the agreement. The purchaser is expected to be a newly organized corporation in which Mr. Allen Neel and two other employees of the directional drilling division are expected to be employees and hold minority equity interests. The net proceeds from the sale, after payment of expenses of the transaction, are intended to be applied in reduction of the Company's senior secured indebtedness. There is no assurance that a definitive agreement can be negotiated and executed on terms acceptable to the Company, that the transaction will be completed or that it will be completed on the terms being negotiated by management.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                               DIRECTIONAL
2003                                                        WIRELINE             DRILLING              TOTAL
----                                                        ---------          -----------             -----

Segment revenues                                         $  45,756,892       $  19,692,262        $ 65,449,154
Segment cost of sales and sg&a expenses                  $  37,430,470       $  20,885,681        $ 58,316,151
Segment EBITDA                                           $   8,326,422       $  (1,193,419)       $  7,133,003
Segment assets                                           $  27,857,652       $  13,487,342        $ 41,344,994


                                                                               DIRECTIONAL
2002                                                        WIRELINE             DRILLING              TOTAL
----                                                        ---------          -----------             -----

Segment revenues                                         $  34,093,891       $  22,489,270        $ 56,583,161
Segment cost of sales and sg&a expenses                  $  30,366,217       $  20,142,575        $ 50,508,792
Segment EBITDA                                           $   3,727,674       $   2,346,695        $  6,074,369
Segment assets                                           $  27,513,052       $  22,096,959        $ 49,610,011


                                                                               DIRECTIONAL
2001                                                        WIRELINE             DRILLING              TOTAL
----                                                        ---------          -----------             -----

Segment revenues                                         $  39,681,966       $  36,424,954        $ 76,106,920
Segment cost of sales and sg&a expenses                  $  27,469,776       $  29,146,321        $ 56,616,097
Segment EBITDA                                           $  12,212,190       $   7,278,633        $ 19,490,823
Segment assets                                           $  24,647,035       $  25,770,536        $ 50,417,571

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


The Company has certain expenses and assets, which are not allocated to the individual operating segments. A reconciliation of total segment EBITDA to income (loss) from operations and total segment assets to total assets for the years ended December 31, 2003, 2002 and 2001 is presented as follows:

                                                     2003            2002           2001
                                                ------------    ------------    ------------
EBITDA
Total segment EBITDA                            $  7,133,003    $  6,074,369    $ 19,490,823
Depreciation and amortization                     (7,691,720)     (8,040,892)     (6,629,064)
Unallocated corporate expense                             --        (453,492)     (1,275,854)
                                                ------------    ------------    ------------

     Income (loss) from continuing operations   $   (558,717)   $ (2,420,015)   $ 10,438,427
                                                ============    ============    ============

ASSETS
Total segment assets                            $ 41,344,994    $ 49,610,011    $ 50,417,571
Unallocated corporate assets                          56,435          61,098          63,304
                                                ------------    ------------    ------------

        Total assets                            $ 41,401,429    $ 49,671,109    $ 50,480,875
                                                ============    ============    ============


NOTE 22 - DISCONTINUED OPERATIONS

In July 2001, the Company sold all physical assets associated with its workover and completion business unit for $525,000. The Company recorded a gain of $476,172, net of income taxes of $0. This business unit had an operating loss of approximately $99,000 for the year ended December 31, 2001.

BLACK WARRIOR WIRELINE CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------
Years ended December 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------


                                                                                   INCOME (LOSS)                      NET INCOME
                                         NET INCOME (LOSS)    INCOME (LOSS)     BEFORE DISCONTINUED                (LOSS),BASIC AND
                                          FROM CONTINUING  BEFORE DISCONTINUED       OPERATIONS       NET INCOME       DILUTED
                             REVENUES       OPERATIONS          OPERATIONS           PER SHARE          (LOSS)         PER SHARE
                             --------    ----------------- -------------------  -------------------   ----------   ----------------
2003
     First Quarter         $ 15,582,686  $   (236,233)        $ (1,297,285)           $(0.10)       $ (1,297,285)      $(0.10)
     Second Quarter          19,023,013     1,924,854              603,229              0.05             603,229         0.05
     Third Quarter           17,085,968     1,366,940              (49,876)            (0.00)            (49,876)       (0.00)
     Fourth Quarter          13,757,487    (3,614,278)          (4,794,008)            (0.39)         (4,794,008)       (0.39)
                           --------------------------------------------------------------------------------------------------

                           $ 65,449,154  $   (558,717)        $ (5,537,940)           $(0.44)       $ (5,537,940)      $(0.44)
                           ==================================================================================================


2002
     First Quarter         $ 12,649,603  $ (1,272,381)        $ (2,541,846)           $(0.20)       $ (2,541,846)      $(0.20)
     Second Quarter          13,451,814      (590,410)          (1,794,942)            (0.14)         (1,794,942)       (0.14)
     Third Quarter           15,428,797        12,266           (1,342,055)            (0.11)         (1,342,055)       (0.11)
     Fourth Quarter          15,052,947      (569,490)          (1,897,759)            (0.16)         (1,897,759)       (0.16)
                           --------------------------------------------------------------------------------------------------
                           $ 56,583,161  $ (2,420,015)        $ (7,576,602)           $(0.61)       $ (7,576,602)      $(0.61)
                           ==================================================================================================

          INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003


10.40.1 Employment Agreement dated June 1, 2003 between the Company and Allen R. Neel.

10.41.1 Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton.

10.41.2 Amendment to Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton.

14          Code of Ethics

23          (a) Consent of Grant Thornton LLP
            (c) Consent of PricewaterhouseCoopers, LLP

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1        Certification of President and Chief Executive Officer Pursuant to
            Section 1350 (furnished, not filed)
32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)