Form 10-Q
period 2004-03-31
BLACK WARRIOR WIRELINE CORP
filed 2004-06-18
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /X/     Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004;

or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                11-2904094
       -----------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S employer
        incorporation of organization)              identification no.)

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
       -------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
       -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 10, 2004, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 2004 (unaudited)
         and December 31, 2003                                                 3

         Condensed Statements of Operations -
         Three Months Ended March 31, 2004 (unaudited) and
         March 31, 2003 (unaudited)                                            4

         Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2004 (unaudited) and
         March 31, 2003 (unaudited)                                            5

         Notes to Condensed Financial Statements -
         Three Months Ended March 31, 2004 (unaudited) and
         March 31, 2003 (unaudited)                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        15

Item 3.  Qualitative and Quantitative Disclosures About Market Risk           24

Item 4.  Controls and Procedures                                              25


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
----------------------------
CONDENSED BALANCE SHEETS


                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        2004                2003
                                                                                    (UNAUDITED)
                                                                                    -----------         -----------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                       $    626,193    $  4,661,030
     Restricted cash                                                                      786,817         961,551
     Accounts receivable, less allowance of $701,505 and $588,101, respectively         6,263,274       8,952,348
     Accounts receivable held for sale                                                  3,181,218              --
     Other receivables                                                                    150,646         179,317
     Prepaid expenses                                                                   2,494,260          92,471
     Other current assets                                                               1,444,511       1,188,079
                                                                                     ------------    ------------
           Total current assets                                                        14,946,919      16,034,796

Inventories of tool components and sub-assemblies held for sale, net                    5,486,026       5,206,639
Property, plant and equipment, less accumulated depreciation                           12,368,704      18,219,437
Property, plant and equipment held for sale, less accumulated depreciation              4,174,000              --
Other assets                                                                              328,145         448,507
Other assets held for sale                                                                 20,095              --
Goodwill and other intangible assets                                                    1,590,970       1,492,050
                                                                                     ------------    ------------
           Total assets                                                              $ 38,914,859    $ 41,401,429
                                                                                     ------------    ------------

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                $  2,799,057    $  4,981,558
     Accounts payable held for sale                                                     2,024,142              --
     Accrued salaries and vacation                                                        802,318         866,267
     Accrued salaries and vacation held for sale                                          202,234              --
     Other accrued expenses                                                             1,046,480       1,523,447
     Other accrued expenses held for sale                                                 568,254              --
     Accrued interest payable                                                             181,007          94,981
     Current maturities of long-term debt                                              17,464,499      18,035,237
     Accrued interest payable to related parties                                       15,465,931      14,534,437
     Notes payable to related parties, net of unamortized discount                     24,443,645      24,402,569
                                                                                     ------------    ------------
           Total current liabilities                                                   64,997,567      64,438,496

Long-term debt, less current maturities                                                   302,792         356,952
Deferred revenue                                                                          109,975         109,975
                                                                                     ------------    ------------

           Total liabilities                                                           65,410,334      64,905,423
                                                                                     ------------    ------------

Stockholders' deficit:

     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at March 31, 2004 or December 31, 2003                                     --              --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 shares issued, 12,499,528 shares outstanding at
         March 31, 2004 and December 31, 2003                                               6,252           6,252
     Additional paid-in capital                                                        20,275,963      20,275,963
     Accumulated deficit                                                              (46,153,102)    (43,141,023)
     Treasury stock, at cost, 4,620 shares at March 31, 2004 and December 31, 2003       (583,393)       (583,393)
     Loan to shareholder                                                                  (41,195)        (61,793)
                                                                                     ------------    ------------
           Total stockholders' deficit                                                (26,495,475)    (23,503,994)
                                                                                     ------------    ------------
           Total liabilities and stockholders' deficit                               $ 38,914,859    $ 41,401,429
                                                                                     ------------    ------------

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and March 31, 2003


                                                               MARCH 31, 2004     MARCH 31, 2003
                                                                 (UNAUDITED)        (UNAUDITED)


Revenues                                                          $ 10,539,320    $ 10,369,814

Operating costs                                                      7,614,350       7,399,504

Selling, general and administrative expenses                         2,111,883       2,294,411

Depreciation and amortization                                        1,199,134       1,197,911
                                                                  ------------    ------------
        Loss from continuing operations                               (386,047)       (522,012)

Interest expense and amortization of debt discount                  (1,350,266)     (1,306,246)

Net gain on sale of fixed assets                                        56,347         227,545

Other income                                                             4,344           8,762
                                                                  ------------    ------------

        Loss from continuing operations before income taxes         (1,675,622)     (1,591,951)

Provision for income taxes                                                  --              --
                                                                  ------------    ------------
        Loss before discontinued operations                         (1,675,622)     (1,591,951)

Discontinued operations (Note 6)

        Gain (loss) from operations of discontinued directional
              drilling segment (including estimated loss on
              disposal of $1,374,939)                               (1,336,457)        294,666

        Provision for income taxes                                          --              --
                                                                  ------------    ------------
         Net Loss                                                 $ (3,012,079)   $ (1,297,285)
                                                                  ============    ============

Net income (loss) per share - basic and diluted:

        Loss before discontinued operations                       $       (.13)   $       (.12)

        Discontinued operations                                           (.11)            .02
                                                                  ------------    ------------

Net loss per share - basic and diluted                            $       (.24)   $       (.10)
                                                                  ============    ============

          See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and March 31, 2003

                                                                               MARCH 31, 2004    MARCH 31, 2003
                                                                                 (UNAUDITED)       (UNAUDITED)

Cash flows provided by (used in) operating activities:                             $(2,008,557)   $ 1,917,393
                                                                                   -----------    -----------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                  (1,895,798)      (767,778)
     Restricted cash                                                                   174,734             --
     Proceeds from sale of property, plant and equipment                               319,682        645,689
                                                                                   -----------    -----------
                    Cash used in investing activities                               (1,401,382)      (122,089)
                                                                                   -----------    -----------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                         2,438,971      2,264,058
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                                   (1,818,177)    (1,597,795)
     Proceeds (payments) from (on) working revolver, net                            (1,245,692)       550,962
                                                                                   -----------    -----------
                    Cash provided by (used in) financing activities                   (624,898)     1,217,225
                                                                                   -----------    -----------
                    Net increase (decrease) in cash and cash equivalents            (4,034,837)     3,012,529
Cash and cash equivalents, beginning of year                                         4,661,030      2,388,866
                                                                                   -----------    -----------
Cash and cash equivalents, end of year                                             $   626,193    $ 5,401,395
                                                                                   -----------    -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest                                                                    $   332,982    $   408,071
                                                                                   -----------    -----------
        Income taxes                                                               $        --    $        --
                                                                                   -----------    -----------

          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 should be read in conjunction with this document.

         Business of the Company. The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. The Company's principal lines of business include (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. As discussed in Note 6, the Company entered into an asset purchase agreement on June 3, 2004 with Multi-Shot, LLC, a newly formed Texas limited liability company, with respect to the sale of the Company's directional drilling division

         Liquidity. The Company reported net income (loss) for the three months ended March 31, 2004 of approximately ($3,012,000) and for the years ended December 31, 2003, December 31, 2002, and 2001, of approximately ($5,500,000), ($7,600,000), and $5,000,000, respectively. Cash flows provided by (used in) operations were approximately ($2,009,000) for the three months ended March 31, 2004 and $10,600,000, $5,400,000, and $16,350,000 for the years ended December
31 2003, 2002, and 2001, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $15.2 million at March 31, 2004, other indebtedness of approximately $2.6 million and approximately $40.0 million (including approximately $15.6 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") (collectively "St. James") and its affiliates and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

         As discussed in Note 9 to the Company's financial statements for the year ended December 31, 2003, the Company's Senior Credit Facility is subject to affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, December 31, 2003 and January 31, 2004 resulting in events of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 and March 31, 2004 by the respective debt-holders.

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

         Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable throughout 2004, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants. If market conditions decline, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination. The Company can give no assurances that adequate financing could be obtained or that a suitable business combination or asset sale could be consummated.

         On September 14, 2004, the Company's Credit Facility with General Electric Credit Corporation will expire. At that time, an estimated $14.1 million in senior secured indebtedness will mature and be payable. In addition, on December 31, 2004, an additional $24.6 million of subordinated secured indebtedness and $18.2 million of accrued interest will be repayable under the terms of loan agreements entered into between the Company and the holders of that indebtedness. The Company's plans for the repayment or refinancing of this indebtedness include the sale of its directional drilling division and the application of the net cash proceeds to the reduction of its senior secured indebtedness. While the Company has no specific plans for the further restructuring or refinancing of its outstanding indebtedness subsequent to that transaction, the Company intends to continue its efforts commenced initially in late 2001 and intensified thereafter in 2003, through Simmons & Company International as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of assets or other business combination involving the Company. These efforts are also expected to include efforts regarding a possible reorganization, recapitalization, restructuring and refinancing of the Company's obligations on its balance sheet in order to maximize its value to shareholders and repay its existing obligations. At June 15, 2004, the Company has not entered into any definitive agreements with respect to any such transactions, other than the sale of its directional drilling division as discussed in Note 6, and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the repayment or refinancing of its outstanding indebtedness. In the event the Company's plans are unsuccessful, the Company's secured creditors could assert their rights to foreclose on the Company's assets and a stockholder's investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue its plans.

2.       STOCK-BASED COMPENSATION

         The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the methods prescribed in SFAS No. 123 and later in SFAS No. 148, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated as follows:


                                                                             THREE MONTHS ENDED
                                                                        MARCH 31,        MARCH 31,
                                                                          2004             2003
                                                                       -------------    -----------

Net loss - as reported                                                  $(3,012,079)   $(1,297,285)

Less: Total stock-based employee compensation expense determined
   under fair value method for all awards, net of related tax effects        (3,000)        (3,219)
                                                                        -----------    -----------
Net loss - pro forma                                                    $(3,015,079)   $(1,300,504)
                                                                        -----------    -----------

Loss per share - as reported (basic and diluted):                       $      (.24)   $      (.10)
                                                                        -----------    -----------
Loss per share - pro forma (basic and diluted):                         $      (.24)   $      (.10)
                                                                        -----------    -----------

3.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                         FOR THE THREE MONTHS                             FOR THE THREE MONTHS
                                         ENDED MARCH 31, 2004                             ENDED MARCH 31, 2003
                                         --------------------                             --------------------
                              Loss             Shares         Per Share        Income           Shares         Per Share
                              Numerator       Denominator        Amount        Numerator       Denominator        Amount
                              ---------       -----------        ------        ---------       -----------        ------

Net loss                   $(3,012,079)                                      $(1,297,285)
                           ============                                      ============
BASIC AND DILUTED EPS
Loss available to common
shareholders               $(3,012,079)     12,499,528        $(0.24)        $(1,297,285)    12,499,528        $(0.10)


         Options and warrants to purchase 98,794,169 and 90,810,464 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see
Note 9.).

          Convertible debt instruments, including convertible interest, which would result in the issuance of 53,003,690 and 48,008,424 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of March 31, 2004 (see Note 9).

4. INVENTORIES OF TOOL COMPONENTS AND SUB-ASSEMBLIES HELD FOR SALE, NET

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

6.       DISCONTINUED OPERATIONS

         Contract to Sell Directional Drilling Services Division. On June 3, 2004, the Company entered into an asset purchase agreement with Multi-Shot, LLC, a newly formed Texas limited liability company, with respect to the sale of the Company's directional drilling division. The proposed transaction includes the sale of all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital sold includes current assets subject to current liabilities assumed of the division. The purchase price is $11.0 million consisting of $10.4 million in cash and approximately $600,000 payable by assignment and release by the three key Multi-Shot employees of their claims under their employment agreements with the Company to a change of control payments that may be due in the aggregate of that amount. The purchase price is subject to adjustment at and as of the closing of the sale for increases and decreases in the division's net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division's inventory of approximately $5,207,000 as of December 31, 2003. Among other matters, the closing of the transaction is subject to the Company obtaining all necessary lender and other consents and approvals, the absence of any event having a material adverse effect on the assets or business sold, the buyer having obtained financing for the transaction, the receipt by the Company of a fairness opinion from Simmons & Company International and compliance with other legal requirements. Either party will have the right to terminate the agreement prior to closing for any reason. Under certain circumstances, the Company could be required to pay the buyer $50,000 upon a termination of the agreement. The purchaser includes among its members Messrs. Allen Neel, Paul Culbreth and David Cudd who will hold minority equity interests in Multi-Shot, LLC. The net cash proceeds from the sale are estimated to be approximately a minimum of $10.1 million The foregoing estimate reflects the payment of expenses of the transaction and recognition of receipt by the Company of approximately $400,000 in working capital and inventory adjustments under the terms of the agreement, as such adjustments have been estimated based on the division's balance sheet at March 31, 2004 However, such adjustments are subject to fluctuation through the closing of the transaction. The net cash proceeds are intended to be applied in reduction of the Company's senior secured indebtedness owing to General Electric Capital Corporation. The closing of the transaction is to occur promptly after satisfaction of all of the conditions to the closing set forth in the agreement, including the Company obtaining all required lender consents and approvals, and the buyer confirming it has procured financing for the transaction. The results of the directional drilling division are summarized in Note 7.

7.         SEGMENT AND RELATED INFORMATION

       At March 31, 2004, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions. As described in Note 6, the Company has signed a definitive agreement for the sale of its directional drilling division. For comparison purposes the directional drilling segment is shown in the segment information below.

       WIRELINE - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2004 included Burlington Resources, Apache Energy and Chevron.

       DIRECTIONAL DRILLING - This segment performs procedures to enter hydrocarbon-producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended March 31, 2004 included Encore Operating, Anadarko Petroleum and Ergon Operating.

       The accounting policies of the reportable segments are the same as those described in Note 3 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2003. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three months ended March 31, 2004 and 2003 is as follows:

          Three months ended March 31, 2004


                                                                          DIRECTIONAL
                                                          WIRELINE        DRILLING         TOTAL
                                                          --------        -----------      -----

           Segment revenues                               $10,539,320     $  3,908,741     $14,448,061
           Segment cost of sales and sg&a expenses        $ 9,254,617     $  3,575,030     $12,829,647
           Segment EBITDA                                 $ 1,284,703     $    333,711     $ 1,618,414
           Segment Assets                                 $25,898,990     $ 12,960,733     $38,859,723

          Three months ended March 31, 2003

                                                                          DIRECTIONAL
                                                          WIRELINE        DRILLING         TOTAL
                                                          --------        -----------      -----

           Segment revenues                               $10,369,814     $  5,212,872     $15,582,686
           Segment cost of sales and sg&a expenses        $ 9,088,833     $  4,744,185     $13,833,018
           Segment EBITDA                                 $ 1,280,981     $    468,687     $ 1,749,668
           Segment Assets                                 $21,196,017     $ 20,147,476     $41,343,493

         The Company has certain expenses that were not allocated to the individual operating segments in 2003 but were restated in the tables above and below to conform to the 2004 presentation. To fully assess the Company's operating results, management believes that, although not prescribed under generally accepted accounting principals ("GAAP"), EBITDA is an appropriate measure of the Company's ability to satisfy capital expenditure obligations and working capital requirements. EBITDA is a non-GAAP financial measure as defined under SEC rules. The Company's EBITDA should not be considered in isolation or as a substitute for other financial measurements prepared in accordance to GAAP or as a measure of the Company's profitability or liquidity. As EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above and below may not be comparable to similarly titled measures of other companies. Management believes that income (loss) from operations calculated in accordance with GAAP is the most directly comparable measure most similar to EBITDA. EBITDA is defined as net income (loss) plus interest expense, depreciation and amortization, deferred income taxes and other non-cash items. A reconciliation of total segment EBITDA to income (loss) from continuing operations for the three months ended March 31, 2004 and 2003 is presented as follows:

Three months ended March 31:

                                                             2004             2003

EBITDA
Total segment EBITDA                                     $  1,618,414    $  1,749,668
Discontinued segment EBITDA                                  (333,711)       (468,687)
Depreciation and amortization                              (1,199,134)     (1,197,911)
Corporate expense allocated to discontinued operations       (471,616)       (605,082)
                                                         ------------    ------------
     Loss from continuing operations                     $   (386,047)   $   (522,012)
ASSETS
Total segment assets                                     $ 38,859,723    $ 41,343,493
Unallocated corporate assets                                   55,136          57,936
                                                         ------------    ------------
     Total assets                                        $ 38,914,859    $ 41,401,429

8.       RELATED PARTY TRANSACTIONS

         On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company's Board of Directors, for $200,000. As of March 31, 2004, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

         The Company has executed notes payable to SJMB and SJCP, whose chairman and chief financial officer both serve on the Company's Board of Directors, in connection with acquisitions and to provide funding for operations. At March 31, 2004 and 2003, notes due to SJMB, SJCP, their principal partners and affiliates totalled $24,566,882. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to existing shareholders.

         In connection with the three year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company's President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the quarter ended March 31, 2004 was approximately $20,598.

9.       ISSUANCE OF COMMON STOCK

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

         The Company has outstanding at March 31, 2004 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 151,797,859 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the

12,499,528 shares of Common Stock issued and outstanding on March 31, 2004, would represent 7.6% of the shares outstanding on a fully diluted basis.

10.      INCOME TAXES

         The difference between the statutory rate and the effective rate relates to federal tax net operating loss carryforwards (NOL's) that unless previously utilized, expire at various dates beginning 2010 through 2022. The Company's utilization of NOL's is subject to a number of uncertainties including the ability to generate future taxable income. Accordingly, full valuation allowances have been provided for NOL's generated in each period with no benefits recognized.

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46(R) did not result in the consolidation of any VIEs.

         In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of March 31, 2004, nor any financial instruments subject to this statement.

         On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending by the exploration and production side of the industry. A decline in oil and gas commodity prices can be expected to result in a decline in the demand for the Company's services and equipment. There can be no assurance that the Company's revenues in 2004 will equal or exceed its revenues in 2003 and prior years. There can be no assurance that the Company will experience any increase in the demand for and utilization of its services with corresponding increase in its revenues and return to profitability.

         On September 14, 2004, the Company's Credit Facility with General Electric Credit Corporation will expire. At that time, an estimated $14.1 million in senior secured indebtedness will mature and be payable. In addition, on December 31, 2004, an additional $24.6 million of subordinated secured indebtedness and $18.2 million of accrued interest will be repayable under the terms of subordination agreements entered into between the Company and the holders of that indebtedness. The Company's plans for the repayment or refinancing of this indebtedness include the sale of its directional drilling division and the application of the net cash proceeds to the reduction of its senior secured indebtedness. While the Company has no specific plans for the further restructuring or refinancing of its outstanding indebtedness subsequent to that transaction, the Company intends to continue its efforts commenced initially in late 2001 and intensified thereafter in 2003, through Simmons & Company International as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of assets or other business combination involving the Company. These efforts are also expected to include efforts regarding a possible reorganization, recapitalization, restructuring or refinancing of the Company's obligations on its balance sheet in order to maximize its value to shareholders and repay its existing obligations. At June 15, 2004, the Company has not entered into any definitive agreements with respect to any such transactions, other than for the sale of its directional drilling division as discussed below and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the repayment or refinancing of its outstanding indebtedness. In the event the Company's plans are unsuccessful, the Company's secured creditors could assert their rights to foreclose on the Company's assets and a stockholder's investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue its plans, but there can be no assurance these efforts will be successful.

          Contract to Sell Directional Drilling Services Division. On June 3, 2004, the Company entered into an asset purchase agreement with Multi-Shot, LLC, a newly formed Texas limited liability company, with respect to the sale of the Company's directional drilling division. The proposed transaction includes the sale of all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital sold includes current assets subject to current liabilities assumed of the division. The purchase price is $11.0 million consisting of $10.4 million in cash and approximately $600,000 payable by assignment and release by the three key Multi-Shot employees of their claims under their employment agreements with the Company to a change of control payments that may be due in the aggregate of that amount. The purchase price is subject to adjustment at and as of the closing of the sale for increases and decreases in the division's net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division's inventory of approximately $5,207,000 as of December 31, 2003. Among other matters, the closing of the transaction is subject to the Company obtaining all necessary lender and other consents and approvals, the absence of any event having a material adverse effect on the assets or business sold, the buyer having obtained financing for the transaction, the receipt by the Company of a fairness opinion from Simmons & Company International and compliance with other legal requirements. Either party will have the right to terminate the agreement prior to closing for any reason. Under certain circumstances, the Company could be required to pay the buyer $50,000 upon a termination of the agreement. The purchaser includes among its members Messrs. Allen Neel, Paul Culbreth and David Cudd who will hold minority equity interests in Multi-Shot, LLC. The net cash proceeds from the sale are estimated to be approximately a minimum of $10.1 million The foregoing estimate reflects the payment of expenses of the transaction and recognition of receipt by the Company of approximately $400,000 in working capital and inventory adjustments under the terms of the agreement, as such adjustments have been estimated based on the division's balance sheet at March 31, 2004 However, such adjustments are subject to fluctuation through the closing of the transaction. The net cash proceeds are intended to be applied in reduction of the Company's senior secured indebtedness owing to General Electric Capital Corporation. The closing of the transaction is to occur promptly after satisfaction of all of the conditions to the closing set forth in the agreement, including the Company obtaining all required lender consents and approvals, and the buyer confirming it has procured financing for the transaction. The results of the directional drilling division are summarized in Note 7.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         The following table and discussion of results of operations include the Company's directional drilling division for comparison purposes.

         The following table sets forth the Company's revenues from its two principal lines of business for the three months ended March 31, 2004 and 2003, respectively:

                                                       THREE MONTHS ENDED
                                                    3/31/04        3/31/03

              Wireline                            $10,539,320     $10,369,814
              Directional Drilling                  3,908,741       5,212,872
                                                 --------------- ---------------
                                                  $14,448,061     $15,582,686

         Total revenues decreased by approximately $1.1 million to approximately $14.5 million for the three months ended March 31, 2004 as compared to total revenues of approximately $15.6 million for the three months ended March 31, 2003. Wireline services revenues increased by approximately $170,000 in 2004 while directional drilling revenues decreased by approximately $1.3 million as a consequence of a decrease in the demand for the Company's services and the loss of a sales employee in August 2003.

         Operating costs decreased by approximately $785,000 for the three months ended March 31, 2004, as compared to the same period of 2003. Operating costs were 71.8% of revenues for the three months ended March 31, 2004 as compared with 71.6% of revenues in the same period in 2003. The decrease in operating costs was primarily the result of the lower overall level of activities in directional drilling in the three months ended March 31, 2004 compared with 2003. Salaries and benefits decreased by approximately $300,000 for the three months ended March 31, 2004, as compared to the same period in 2003, with a corresponding decrease in the total number of employees from 369 at March 31, 2003 to 348 at March 31, 2004. The decrease in salaries and benefits is primarily due to the decrease in employee levels from 2003.

         Selling, general and administrative expenses decreased by approximately $218,000 to $2.5 million in the three months ended March 31, 2004 from $2.7 million in the three months ended March 31, 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 17.0% in the three months ended March 31, 2004 from 17.2% in 2003.

         Depreciation and amortization decreased by approximately $19,000 in the three months ended March 31, 2004 to $2.0 million or 13.6% of revenues, from approximately $2.0 million or 12.7% of revenues for 2003.

         Interest expense and amortization of debt discount increased by approximately $44,000 for the three months ended March 31, 2004 as compared to the same periods in 2003. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

         The Company's net loss for the quarter ended March 31, 2004 was $3.0 million, compared with a net loss of $1.3 million for the quarter ended March 31, 2003. The increase in the net loss for the quarter ended March 31, 2004 was the result of a the recognition of the estimated loss of $1.4 million on the sale of the Company's directional drilling division as well as decreased demand for the Company's directional drilling services coupled with the loss of a sales employee which was partially offset by a slight increase in demand for the Company's Wireline services

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by the Company's operating activities was approximately $2.0 million for the three months ended March 31, 2004 as compared to cash provided of approximately $1.9 million for the same period in 2003. Cash flows from operating activities decreased by approximately $3.9 million during the three months ended March 31, 2004 mainly as a result in the change in the Company's prepaid assets associated with the financing of insurance premiums as well as the timing of other current assets and current liabilities. Investing activities used cash of approximately $1.9 million during the three months ended March 31, 2004 for the acquisition of property, plant and equipment and was partially offset by approximately $320,000 of proceeds from the sale of assets. During the three months ended March 31, 2003, investing activities used cash of approximately $768,000 for the acquisition of property, plant and equipment. Financing activities used cash of approximately $3.1 million for net payments on working capital revolving loans and principal payments on debt offset from proceeds from bank and other borrowings of approximately $2.4 million. For the same period in 2003, financing activities provided cash of approximately $2.8 million from proceeds from bank and other borrowings and net draws on working capital revolving loans offset by principal payments on debt of approximately $1.6 million.

         The Company's outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $15.2 million at March 31, 2004, owed to GECC, other indebtedness of approximately $2.6 million, and $24.6 million of principal and $15.6 million of accrued interest owed to St. James and its affiliates.

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

         Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At March 31, 2004, borrowings outstanding under the Credit Facility aggregated $15.2 million, of which $1.9 million was outstanding under the revolving loan, $8.5 million was outstanding under the term loan and $4.8 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. At March 31, 2004 the Company had available $4.0 million under the revolving loan. The capex loan is available to be borrowed through June 30, 2004, as amended by the March 2004 amendment, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004

         Borrowings under the Credit Facility may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 1% of the prepayment or reduction occurring September 14, 2004. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan and capex loan in excess of 50% of the forced liquidation value of the eligible capex and term loan equipment and borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The value of the term loan equipment is established by appraisal.

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

         As amended through March 2004, the financial covenants require the Company to maintain an increasing cumulative operating cash flow at the end of each month, commencing with the month ended February 29, 2004, as follows:

                                                            CUMULATIVE OPERATING
                   FISCAL MONTH                                  CASH FLOW
                   ------------                             --------------------

         For the 1 Month Ending February 29, 2004                $  (50,000)

         For the 2 Months Ending March 31, 2004                  $  200,000

         For the 3 Months Ending April 30, 2004                  $  500,000

         For the 4 Months Ending May 31, 2004                    $  850,000

         For the 5 Months Ending June 30, 2004                   $1,350,000

         For the 6 Months Ending July 31, 2004                   $2,000,000

         Cumulative operating cash flow is defined, for the period February 29, 2004 through July 31, 2004, as the sum of EBITDA for such month minus capital expenditures paid in cash for such month plus EBITDA for each preceding month commencing on February 1, 2004 minus capital expenditures paid in cash for each preceding month commencing February 1, 2004. For the period ended December 31, 2003 and January 31, 2004, the Company was not in compliance with a prior cumulative operating cash flow covenant which was waived by GECC by the amendment of March 2004.

         For the period ended March 31, 2004, the Company is in compliance with all financial covenants.

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

         In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen-week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 was payable in June 2003 and $50,000 was payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the amendment.

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

         The Company continues to be highly leveraged and has an accumulated deficit of $46.2 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in the lender exercising prepayment options under the Company's credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2004.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to sell its directional drilling division, the belief of management that the sale of its directional drilling division will facilitate a merger, sale, refinancing or restructuring of its wireline division after such a sale, the ability of the Company to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company's assets or other business combination transaction involving the Company, the ability of the Company to raise additional debt or equity capital to meet its requirements and to obtain additional financing when required, the ability of the Company to restructure its outstanding indebtedness at or before maturity or refinance its debt obligations as they come due on September 14, 2004 and December 31, 2004 or to obtain extensions of the maturity dates for the payment of principal, or to engage in another recapitalization transaction, the Company's ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company's ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and gas can be expected to adversely affect the Company's revenues. The Company cautions readers that various risk factors could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Company's Annual Report on Form 10-K and the risk factors disclosed therein.

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

         Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at March 31, 2004 remained unchanged throughout 2004, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2003 prevailed throughout the year 2004, it would increase the Company's 2004 interest expense by approximately $152,000.

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

                                          BLACK WARRIOR WIRELINE CORP.
                                          ----------------------------
                                                  (Registrant)



Date:  June 17,  2004                     /S/  William L. Jenkins
                                          --------------------------------------
                                                William L. Jenkins
                                          President and Chief Executive Officer

                                          /S/  Ronald Whitter
                                          --------------------------------------
                                                Ronald Whitter
                                           Chief Financial Officer