Form 10-Q
period 2004-06-30
BLACK WARRIOR WIRELINE CORP
filed 2004-08-31
CIK 839871

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004; or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18754

Black Warrior Wireline Corp.

(Exact name of registrant as specified in its charter)

Delaware	11-2904094

(State or other jurisdiction of incorporation of organization)	(I.R.S employer identification no.)

100 Rosecrest Lane, Columbus, Mississippi 39701

(Address of principal executive offices, zip code)

(662) 329-1047

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of August 5, 2004, 12,499,528 shares of the Registrant’ s Common Stock, $.0005 par value, were outstanding.

	BLACK WARRIOR WIRELINE CORP.

	QUARTERLY REPORT ON FORM 10-Q

	INDEX

PART I – FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements

	Condensed Balance Sheets – June 30, 2004 (unaudited)
	and December 31, 2003	3

	Condensed Statements of Operations –
	Three Months Ended June 30, 2004 (unaudited) and
	June 30, 2003 (unaudited)	5

	Condensed Statements of Operations –
	Six Months Ended June 30, 2004 (unaudited) and
	June 30, 2003 (unaudited)	6

	Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2004 (unaudited) and
	June 30, 2003 (unaudited)	7

	Notes to Condensed Financial Statements –
	Three and Six Months Ended June 30, 2004 (unaudited) and
	June 30, 2003 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Black Warrior Wireline Corp.
Condensed Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,509,501	$4,661,030
Restricted cash	499,822	961,551
Accounts receivable, less allowance of $756,130 and $588,101, respectively	7,965,837	8,952,348
Accounts receivable held for sale	3,390,811	—
Other receivables	149,826	179,317
Prepaid expenses	1,629,955	92,471
Other current assets	1,795,589	1,188,079

Total current assets	16,941,341	16,034,796

Inventories of tool components and sub-assemblies held for sale, net	5,737,090	5,206,639
Property, plant and equipment, less accumulated depreciation	12,533,322	18,219,437
Property, plant and equipment held for sale, less accumulated depreciation	4,165,465	—
Other assets	275,838	448,507
Other assets held for sale	20,595	—
Goodwill and other intangible assets	1,237,416	1,492,050

Total assets	$40,911,067	$41,401,429

See accompanying notes to the condensed financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,653,149	$4,981,558
Accounts payable held for sale	2,852,182	—
Accrued salaries and vacation	1,027,115	866,267
Accrued salaries and vacation held for sale	264,316	—
Other accrued expenses	1,107,789	1,523,447
Other accrued expenses held for sale	581,846	—
Accrued interest payable	88,308	94,981
Current maturities of long-term debt	18,008,553	18,035,237
Accrued interest payable to related parties	16,397,425	14,534,437
Notes payable to related parties, net of unamortized discount	24,484,721	24,402,569

Total current liabilities	67,465,404	64,438,496

Long-term debt, less current maturities	231,307	356,952
Deferred revenue	109,975	109,975

Total liabilities	67,806,686	64,905,423

Stockholders’ deficit:
Preferred stock, $.0005 par value, 2,500,000 shares authorized,
none issued at June 30, 2004 or December 31, 2003	—	—
Common stock, $.0005 par value, 175,000,000 shares authorized,
12,499,528 shares issued and outstanding at
June 30, 2004 and December 31, 2003	6,252	6,252
Additional paid-in capital	20,275,963	20,275,963
Accumulated deficit	(46,573,844)	(43,141,023)
Treasury stock, at cost, 4,620 shares at June 30, 2004 and December 31, 2003	(583,393)	(583,393)
Loan to shareholder	(20,597)	(61,793)

Total stockholders’ deficit	(26,895,619)	(23,503,994)

Total liabilities and stockholders’ deficit	40,911,067	41,401,429

See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
Condensed Statements of Operations
For the three months ended June 30, 2004 and June 30, 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Revenues	$13,170,348	$12,148,678

Operating costs	8,250,732	7,686,254

Selling, general and administrative expenses	2,459,137	2,421,906

Depreciation and amortization	1,538,068	1,167,070

Income from continuing operations	922,411	873,448

Interest expense and amortization of debt discount	(1,188,171)	(1,366,678)

Net gain (loss) on sale of fixed assets	(2,291)	9,021

Other income	2,020	26,939

Loss from continuing operations before income taxes	(266,031)	(457,270)

Provision for income taxes	—	—

Loss before discontinued operations	(266,031)	(457,270)

Discontinued operations (Note 6)

Income (loss) from operations of discontinued directional drilling segment	(154,711)	1,060,499

Provision for income taxes	—	—

Net income (loss)	$(420,742)	$603,229

Net income (loss) per share - basic and diluted:

Loss before discontinued operations	$(.02)	$(.03)
Discontinued operations	(.01)	.08

Net income (loss) per share - basic and diluted	$(.03)	$.05

See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
Condensed Statements of Operations
For the six months ended June 30, 2004 and June 30, 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Revenues	$23,709,668	$22,518,492

Operating costs	15,865,082	15,085,758

Selling, general and administrative expenses	4,571,020	4,716,317

Depreciation and amortization	2,737,202	2,364,981

Income from continuing operations	536,364	351,436

Interest expense and amortization of debt discount	(2,538,437)	(2,672,924)

Net gain on sale of fixed assets	54,056	236,566

Other income	6,364	35,701

Loss from continuing operations before income taxes	(1,941,653)	(2,049,221)

Provision for income taxes	—	—

Loss before discontinued operations	(1,941,653)	(2,049,221)

Discontinued operations (Note 6)

Income (loss) from operations of discontinued directional
drilling segment (including estimated loss on
disposal of $1,374,939 and $-0-, for the six
months ended June 30, 2004 and 2003,
respectively)	(1,491,168)	1,355,165

Provision for income taxes	—	—

Net loss	$(3,432,821)	$(694,056)

Net loss per share - basic and diluted:

Loss before discontinued operations	$(.16)	$(.17)
Discontinued operations	(.12)	.11

Net loss per share - basic and diluted	$(.28)	$(.06)

See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
Condensed Statements of Cash Flows
For the six months ended June 30, 2004 and June 30, 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$274,795	$4,018,691

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(4,061,699)	(1,400,769)
Decrease in restricted cash	461,729	—
Proceeds from sale of property, plant and equipment	342,682	680,049

Cash used in investing activities	(3,257,288)	(720,720)

Cash flows from financing activities:
Debt issuance costs	(16,707)	(25,000)
Proceeds from bank and other borrowings	2,438,971	4,398,774
Principal payments on long-term debt, notes payable and capital lease obligations	(4,184,607)	(3,468,302)
Proceeds (payments) from (on) working revolver, net	1,593,307	(206,722)

Cash provided by (used in) financing activities	(169,036)	698,750

Net increase (decrease) in cash and cash equivalents	(3,151,529)	3,996,721
Cash and cash equivalents, beginning of period	4,661,030	2,388,866

Cash and cash equivalents, end of period	$1,509,501	$6,385,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$682,566	$871,710

Income taxes	$—	$—

See accompanying notes to the condensed financial statements.

BLACK WARRIOR WIRELINE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	General

The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the “Company”). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 should be read in conjunction with this document.

Business of the Company. The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. Through August 6, 2004, the Company’s principal lines of business included (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. As discussed in Note 6, on August 6, 2004 the Company sold its directional drilling division to Multi-Shot, LLC, a newly formed Texas limited liability company and such business is treated as a discontinued operation for the three and six month periods ended June 30, 2004 and 2003.

Liquidity. The Company reported net income (loss) for the six months ended June 30, 2004 of approximately ($3,433,000) and for the years ended December 31, 2003, December 31, 2002, and 2001, of approximately ($5,500,000), ($7,600,000), and $5,000,000, respectively. Cash flows provided by operations were approximately $275,000 for the six months ended June 30, 2004 and $10,600,000, $5,400,000, and $16,350,000 for the years ended December 31 2003, 2002, and 2001, respectively. The Company is highly leveraged. The Company’s outstanding indebtedness includes primarily senior indebtedness aggregating approximately $16.8 million at June 30, 2004, other indebtedness of approximately $1.4 million and approximately $40.9 million (including approximately $16.4 million of accrued interest) owing to St. James Merchant Bankers, L.P. (“SJMB”) and St. James Capital Partners, L.P. (“SJCP”) (collectively “St. James”) and its affiliates and directors, who are related parties. The Company’s debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation (“GECC”). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

As discussed in Note 9 to the Company’ s financial statements for the year ended December 31, 2003, the Company’s Senior Credit Facility is subject to affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, December 31, 2003 and January 31, 2004 resulting in events of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 and March 31, 2004 by the respective debt-holders.

Through August 25, 2004, the Company has amended the terms of its Senior Credit Facility with GECC on eight occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company and, in addition, to consent to the sale of the Company’s directional drilling division. In connection with the March 31, 2004 amendment to the Credit Facility, the Company is required to maintain a cumulative operating cash flow commencing with the month ended February 29, 2004 (see Note 9 for specified amounts by month and period).

Strong and stable market conditions and the Company’s ability to meet intense competitive pressures are essential to the Company’s maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company’s debt. The Company believes that if market conditions remain stable throughout 2004, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants. If market conditions decline, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination. The Company can give no assurances that adequate financing could be obtained or that a suitable business combination or asset sale could be consummated.

On September 14, 2004, the Company’s Credit Facility with General Electric Credit Corporation (“GECC”) will expire. At that time, unless the Credit Facility is extended, an estimated $6.9 million in senior secured indebtedness, after reflecting a payment of $9.6 million made on August 6, 2004 out of the proceeds of the sale of the Company’s directional drilling division, will mature and be payable. In addition, on December 31, 2004, an additional $23.9 million of subordinated secured indebtedness and $17.8 million of accrued interest will be repayable under the terms of loan agreements entered into between the Company and the holders of that indebtedness. The holders of the subordinated secured indebtedness are parties to a Subordination Agreement dated September 14, 2001, entered into with GECC and the Company whereby they have agreed to subordinate their payments of principal and interest and the lien granted to them, to the prior payment of the Company’s indebtedness owing to GECC. The Company’s sale of its directional drilling division on August 6, 2004 and the application of $9.6 million of the proceeds to the reduction of its senior secured indebtedness was the initial step in management’s plans to extend, restructure or refinance this indebtedness. As of August 25, 2004, the Company is continuing its efforts through Simmons & Company International, as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its senior secured and subordinated secured indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of assets or other business combination involving the Company as well as a possible reorganization, recapitalization, restructuring and refinancing of the Company’s obligations. At August 25, 2004, the Company has not entered into any definitive agreements with respect to any such transactions, other than the sale of its directional drilling division which was completed on August 6, 2004, and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the repayment, refinancing or restructuring of its outstanding indebtedness. In addition, the Company is engaged in efforts to refinance its outstanding indebtedness owing to GECC which, under the terms of the Company’s Credit Facility, will mature on September 14, 2004. These negotiations are ongoing but may include a refinancing of the indebtedness for a term of up to five years in an aggregate amount of up to $22.0 million and on other terms similar to the Company’s existing Credit Facility. No definitive agreements have been entered into as of August 25, 2004 and there can be no assurance that the Company will be successful in refinancing its outstanding Credit Facility or that any terms offered will be acceptable to the Company. In the event the Company’s efforts to refinance its Credit Facility are unsuccessful, it is likely that the Company will default in the repayment of its indebtedness under its Credit Facility and the Company’s secured creditors could assert their rights to foreclose on the Company’s assets and a stockholder’s investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue these plans.

2.	Stock-Based Compensation

The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company’s stock options issued been determined based on the fair value at the grant dates for awards consistent with the methods prescribed in SFAS No. 123 and later in SFAS No. 148, the Company’s net income or loss and income or loss per share would have been decreased or increased to the pro forma amounts indicated as follows:

	Three Months Ended
	June 30,	June 30,
	2004	2003

Net income (loss) - as reported	$(420,742)	$603,229

Less: Total stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects	(35,300)	(3,219)

Net income (loss) - pro forma	$(456,042)	$600,010

Income (loss) per share - as reported (basic and diluted):	$(0.03)	$0.05

Income (loss) per share - pro forma (basic and diluted):	$(0.04)	$0.05

	Six Months Ended
	June 30,	June 30,
	2004	2003

Net income (loss) - as reported	$(3,432,821)	$(694,056)

Less: Total stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects	(38,300)	(6,438)

Net income (loss) - pro forma	(3,471,121)	(700,494)

Income (loss) per share - as reported (basic and diluted):	(0.28)	(0.06)

Income (loss) per share - pro forma (basic and diluted):	(0.28)	(0.06)

3.	Earnings Per Share

The calculation of basic and diluted earning per share (“EPS”) is as follows:

	For the Three Months			For the Three Months
	Ended June 30, 2004			Ended June 30, 2003

	Loss Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount

Net income (loss)	$(420,742)			$603,229
Basic and Diluted
EPS
Income (loss)
available to
common	$(420,742)	12,499,528	(0.03)	$603,229	12,499,528	$0.05
shareholders

	For the Six Months			For the Six Months
	Ended June 30, 2004			Ended June 30, 2003

	Loss Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount

Net income (loss)	$(3,432,821)			$(694,056)
Basic and Diluted
EPS
Loss available to
common	$(3,432,821)	12,499,528	(0.28)	$(694,056)	12,499,528	$(0.06)
shareholders

Options and warrants to purchase 98,794,169 and 90,810,464 shares of common stock at prices ranging from $0.75 to $6.63 were outstanding during the three and six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 9.).

Convertible debt instruments, including convertible interest, which would result in the issuance of 54,245,682 and 49,250,416 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of June 30, 2004 (see Note 9).

4.	Inventories of tool components and sub-assemblies held for sale, net

Inventories consist of tool components, subassemblies and expendable parts used in directional oil and gas well drilling activities. Components, subassemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts. The Company’s classification and treatment is consistent with industry practice. These assets were sold on August 6, 2004 as part of the sale of the Company’s directional drilling division. See Note 6 to Notes to Financial Statements.

5.	Commitments and Contingencies

The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

6.	Discontinued Operations

Sale of Directional Drilling Division.    On June 3, 2004, the Company entered into an asset purchase agreement with Multi-Shot, LLC, a newly formed Texas limited liability company, with respect to the sale of the Company’s directional drilling division. The transaction was completed on August 6, 2004. The sale included all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital of the division sold included current assets subject to current liabilities assumed. The purchaser included among its members Messrs. Allen Neel, Paul Culbreth and David Cudd who hold minority equity interests in Multi-Shot, LLC. Mr. Neel was a former executive officer of the Company employed in the directional drilling division and Messrs. Culbreth and Cudd were former employees of the directional drilling division.

The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release by the three key former Multi-Shot employees of their claims under their employment agreements with the Company to change of control payments that may be due in the aggregate of that amount. The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the division’s net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division’s inventory of approximately $5,207,000 as of December 31, 2003. On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000. This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

The Asset Purchase Agreement provides that within 45 days after the closing, the buyer will prepare and deliver a proposed final closing date balance sheet which is to include the buyer’s calculation of the adjustment amounts. The Company can dispute these amounts by delivering written objections within 30 days thereafter. Any disputes with regard to these amounts that are not resolved by the Company and the buyer are to be resolved, based on written submission by the parties, by independent accountants whose decision, absent manifest fraud, is to be final and binding.

As of August 25, 2004, the buyer had not delivered its proposed final closing date balance sheet but the Company has been orally advised that the buyer intends to deliver a proposed final closing date balance sheet that may include adjustments totaling approximately $1.0 million, including a decrease in working capital of approximately $430,000 and a decrease in inventory value of approximately $591,000. If the buyer is successful in these adjustments, this would result in a net reduction in the purchase price of approximately $1.0 million. The Company expects that it will object in writing to certain or all of these adjustments of the purchase price. The bases of the Company’s objections must await receipt from the buyer of the proposed final closing date balance sheet. The Company is unable to estimate the amount, if any, of the reduction in the purchase price for the Multi-Shot assets that may be required upon resolution of any disputes that may arise between the Company and the buyer. Payment of such amount is required to be made within 5 days of the determination of the final purchase price adjustments.

Out of the net cash proceeds from the sale of the Multi-Shot assets, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company’s senior secured creditor.

7.   Segment and Related Information

At June 30, 2004, the Company is organized into, and manages its business based on the performance of two business units. The business units have separate management teams and infrastructures that offer different oil and gas well services. The business units have been aggregated into two reportable segments: wireline and directional drilling, since the long-term financial performance of these reportable segments is affected by similar economic conditions. As described in Note 6, subsequent to June 30, 2004, the Company sold its directional drilling division and it is accounted for as a discontinued operation for the three and six months ended June 30, 2004 and 2003. For comparison purposes the directional drilling segment is shown in the segment information below.

Wireline - This segment consists of two business units that perform various procedures to evaluate and modify downhole conditions at different stages of the process of drilling and completing oil and gas wells as well as various times thereafter until the well is depleted and abandoned. This segment engages in onshore and offshore servicing, as well as other oil and gas well service activities including renting and repairing equipment. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2004 included Burlington Resources, Apache Energy and Spinnaker Exploration.

Directional Drilling - This segment performs procedures to enter hydrocarbon-producing zones directionally, using specialized drilling equipment, and expand the area of interface of hydrocarbons and thereby greatly enhancing recoverability. It also engages in oil and gas well downhole surveying activities. The principal markets for this segment include all major oil and gas producing regions of the United States. Major customers of this segment for the quarter ended June 30, 2004 included Encore Operating, Anadarko Petroleum and Chesapeake Operating.

The accounting policies of the reportable segments are the same as those described in Note 3 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2003. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization (EBITDA), which is derived from revenues less operating expenses and selling, general, and administrative expenses. Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

Three months ended June 30, 2004

		Directional
	Wireline	Drilling	Total

Segment revenues	$13,170,348	$4,978,573	$18,148,921
Segment cost of sales and sg&a expenses	$10,188,003	$4,855,237	$15,043,240
Segment EBITDA	$2,982,345	$123,336	$3,105,681
Segment Assets	$27,495,866	$13,361,179	$40,911,045

Three months ended June 30, 2003

		Directional
	Wireline	Drilling	Total

Segment revenues	$12,148,678	$6,874,335	$19,023,013
Segment cost of sales and sg&a expenses	$9,355,855	$5,820,312	$15,176,167
Segment EBITDA	$2,792,823	$1,054,023	$3,846,846
Segment Assets	$31,801,769	$20,751,738	$52,553,507

Six months ended June 30, 2004

		Directional
	Wireline	Drilling	Total

Segment revenues	$23,709,668	$8,887,314	$32,596,982
Segment cost of sales and sg&a expenses	$19,442,138	$8,430,749	$27,872,887
Segment EBITDA	$4,267,530	$456,565	$4,724,095
Segment Assets	$27,495,866	$13,361,179	$40,911,045

Six months ended June 30, 2003

		Directional
	Wireline	Drilling	Total

Segment revenues	$22,518,492	$12,087,207	$34,605,699
Segment cost of sales and sg&a expenses	$18,444,688	$10,564,497	$29,009,185
Segment EBITDA	$4,073,804	$1,522,710	$5,596,514
Segment Assets	$31,801,769	$20,751,738	$52,553,507

The Company has certain expenses that were not allocated to the individual operating segments in 2003 but were restated in the tables above and below to conform to the 2004 presentation. To fully assess the Company’s operating results, management believes that, although not prescribed under generally accepted accounting principals (“GAAP”), EBITDA is an appropriate measure of the Company’ s ability to satisfy capital expenditure obligations and working capital requirements. EBITDA is a non-GAAP financial measure as defined under SEC rules. The Company’s EBITDA should not be considered in isolation or as a substitute for other financial measurements prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. As EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above and below may not be comparable to similarly titled measures of other companies. Management believes that income (loss) from operations calculated in accordance with GAAP is the most directly comparable measure most similar to EBITDA. EBITDA is defined as net income (loss) plus interest expense, depreciation and amortization, deferred income taxes and other non-cash items. A reconciliation of total segment EBITDA to income (loss) from continuing operations for the three and six months ended June 30, 2004 and 2003 is presented as follows:

Three months ended June 30:

	2004	2003
EBITDA
Total segment EBITDA	$3,105,681	$3,846,846
Discontinued segment EBITDA	(123,336)	(1,054,023)
Depreciation and amortization	(1,538,068)	(1,167,070)
Corporate expense allocated to discontinued operations	(521,866)	(752,305)

Income from continuing operations	$922,411	$873,448

ASSETS
Total segment assets	$40,857,045	$52,553,507
Unallocated corporate assets	54,022	56,576

Total assets	$40,911,067	$52,610,083

Six months ended June 30:

	2004	2003
EBITDA
Total segment EBITDA	$4,724,095	$5,596,514
Discontinued segment EBITDA	(456,565)	(1,522,710)
Depreciation and amortization	(2,737,202)	(2,364,981)
Corporate expense allocated to discontinued operations	(993,964)	(1,357,387)

Income from continuing operations	$536,364	$351,436

ASSETS
Total segment assets	$40,857,045	$52,553,507
Unallocated corporate assets	54,022	56,576

Total assets	$40,911,067	$52,610,083

8. Related Party Transactions

On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company’s Board of Directors, for $200,000. As of June 30, 2004, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

The Company has executed notes payable to SJCP and SJMB in connection with acquisitions and to provide funding for operations. Mr. Charles Underbrink, a Director of the Company, is Chairman of St. James Capital Corp. and SJMB, L.L.C. and Mr. James Harrison, a Director of the Company, is Chief Financial Officer of St. James Capital Corp. and SJMB, L.L.C. St. James Capital Corp. and SJMB, L.L.C. are the general partners of SJCP and SJMB, respectively. At June 30, 2004 and 2003, notes due to SJMB, SJCP, their principal partners and affiliates totalled $24,566,882. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to existing shareholders.

In connection with the three year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company’s President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remains employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins is forgiven. The Company is amortizing the loan balance into compensation cost over the life of the loan. Compensation expense for the three and six months ended June 30, 2004 was approximately $20,598 and $41,196, respectively. At June 30, 2004, the unamortized balance of the loan was approximately $20,598.

9.	Issuance of Common Stock

The Company has outstanding at June 30, 2004 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 153,039,851 shares of the Company’s common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on June 30, 2004, would represent 7.6% of the shares outstanding on a fully diluted basis.

10.	Income Taxes

The difference between the statutory rate and the effective rate relates to federal tax net operating loss carryforwards (NOL’s) that unless utilized, expire at various dates beginning 2010 through 2022. The Company’s utilization of NOL’s is subject to a number of uncertainties including the ability to generate future taxable income. Accordingly, full valuation allowances have been provided for NOL’s generated in each period with no benefits recognized.

11.	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46(R) did not result in the consolidation of any VIEs.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under Statement 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of June 30, 2004, nor any financial instruments subject to this statement.

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending by the exploration and production side of the industry. A decline in oil and gas commodity prices can be expected to result in a decline in the demand for the Company’s services and equipment. There can be no assurance that the Company’s revenues in 2004 will equal or exceed its revenues in 2003 and prior years. There can be no assurance that the Company will experience any increase in the demand for and utilization of its services with corresponding increase in its revenues and return to profitability.

On September 14, 2004, the Company’s Credit Facility with GECC will expire. At that time, unless the Credit Facility is extended, an estimated $6.9 million in senior secured indebtedness, after reflecting a payment of $9.6 million made on August 6, 2004 out of the proceeds of the sale of the Company’s directional drilling division, will mature and be payable. In addition, on December 31, 2004, an additional $23.9 million of subordinated secured indebtedness and $17.8 million of accrued interest will be repayable under the terms of loan agreements entered into between the Company and the holders of that indebtedness. The holders of the subordinated secured indebtedness are parties to a Subordination Agreement dated September 14, 2001, entered into with GECC and the Company whereby they have agreed to subordinate their payments of principal and interest and the lien granted to them to the prior payment of the Company’s indebtedness owing to GECC. The Company’s sale of its directional drilling division on August 6, 2004 and the application of $9.6 million of the proceeds to the reduction of its senior secured indebtedness was the initial step in management’s plans to extend, restructure or refinance this indebtedness. As of August 25, 2004, the Company is continuing its efforts through Simmons & Company International, as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its senior secured and subordinated secured indebtedness. These efforts are expected to include efforts regarding a possible merger, sale of assets or other business combination involving the Company as well as a possible reorganization, recapitalization, restructuring and refinancing of the Company’s obligations. At August 25, 2004, the Company has not entered into any definitive agreements with respect to any such transactions, other than the sale of its directional drilling division which was completed on August 6, 2004, and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the extension, repayment or refinancing of its outstanding indebtedness. In addition, the Company is engaged in efforts to refinance its outstanding indebtedness owing to GECC which, under the terms of the Company’s Credit Facility, will mature on September 14, 2004. These negotiations are ongoing but may include a refinancing of the indebtedness for a term of up to five years in an aggregate amount of up to $22.0 million and on other terms similar to the Company’s existing Credit Facility. No definitive agreements have been entered into as of August 25, 2004 and there can be no assurance that the Company will be successful in refinancing its outstanding Credit Facility or that any terms offered will be acceptable to the Company. In the event the Company’s efforts to refinance its Credit Facility are unsuccessful, the Company’s secured creditors could assert their rights to foreclose on the Company’s assets and a stockholder’s investment in the Company could be lost. The Company intends to engage in ongoing efforts to pursue these plans.

Results of Operations - Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

The following table and discussion of results of operations include the Company’s directional drilling division for comparison purposes.

The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations.

The following table sets forth the Company’s revenues from its two principal lines of business for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Wireline	$13,170,348	$12,148,678	$23,709,668	$22,518,492
Directional Drilling	4,978,573	6,874,335	8,887,314	12,087,207

	$18,148,921	$19,023,013	$32,596,982	$34,605,699

Total revenues decreased by approximately $874,000 to approximately $18.1 million for the three months ended June 30, 2004 and decreased approximately $2.0 million to approximately $32.6 million for the six months ended June 30, 2004 as compared to total revenues of approximately $19.0 million and $34.6 million for the three and six months ended June 30, 2003, respectively. Wireline services revenues increased by approximately $1.0 million and $1.2 million, respectively for the three and six months ended June 30, 2004 as compared to 2003 while directional drilling revenues decreased by approximately $1.9 million and $3.2 million, respectively for the three and six months ended June 30, 2004 as compared to 2003 as a consequence of a decrease in the demand for the Company’s services and the loss of a sales employee in August 2003.

Operating costs decreased by approximately $274,000 and $1.1 million for the three and six months ended June 30, 2004, as compared to the same period of 2003. Operating costs were 67.3% and 69.3% of revenues for the three and six months ended June 30, 2004 as compared with 65.6% and 68.3% of revenues for the same periods in 2003. The decrease in operating costs was primarily the result of the lower overall level of activities in directional drilling in the three and six months ended June 30, 2004 compared with 2003. Salaries and benefits decreased by approximately $368,000 and $63,000 for the three and six months ended June 30, 2004, as compared to the same period in 2003. Total number of employees increased slightly from 368 at June 30, 2003 to 379 at June 30, 2004 with the additional employees mainly being added in the latter half of the second quarter of 2004. The decrease in salaries and benefits is primarily due to the decrease in employee levels from 2003 prior to the additional employees added in the second quarter of 2004.

Selling, general and administrative expenses increased by approximately $142,000 to $2.8 million in the three months ended June 30, 2004 from $2.7 million in the three months ended June 30, 2003 and decreased approximately $77,000 for the six months ended June 30, 2004 to $5.3 million. As a percentage of revenues, selling, general and administrative expenses increased to 15.6% in the three months ended June 30, 2004 from 14.1% in 2003 and increased to 16.2% from 15.5% for the six months ended June 30, 2004.

Depreciation and amortization increased by approximately $418,000 in the three months ended June 30, 2004 to $2.3 million or 12.9% of revenues, from approximately $1.9 million or 10.1% of revenues for 2003. For the six months ended June 30, 2004 depreciation and amortization increased by approximately $399,000 to $4.3 million or 13.2% of revenues, from approximately $3.9 million or 11.3% of revenues for the same period in 2003.

Interest expense and amortization of debt discount decreased by approximately $179,000 for the three months ended June 30, 2004 and decreased by approximately $135,000 for the six months ended June 30, 2004 as compared to the same periods in 2003. See “Note 9 of Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company’s net loss for the quarter ended June 30, 2004 was approximately $421,000 compared with a net income of approximately $603,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004 the Company’s net loss was $3.4 million compared to a net loss of approximately $694,000 for the same period in 2003. The net loss for the quarter ended June 30, 2004 was the result of a decrease in demand for the Company’s directional drilling services which was partially offset by an increase in the demand for the Company’s wireline services while the increase in the net loss for the six months ended June 30, 2004 was the result of the recognition of the estimated loss of $1.4 million on the sale of the Company’s directional drilling division as well as decreased demand for the Company’s directional drilling services coupled with the loss of a sales employee which was partially offset by an increase in demand for the Company’s wireline services

Liquidity and Capital Resources

Cash provided by the Company’s operating activities was approximately $275,000 for the six months ended June 30, 2004 as compared to cash provided of approximately $4.0 million for the same period in 2003. Cash flows from operating activities decreased by approximately $3.7 million during the six months ended June 30, 2004 mainly as a result in the change in the Company’s prepaid assets associated with the financing of insurance premiums as well as the timing of other current assets and current liabilities. Investing activities used cash of approximately $4.1 million during the six months ended June 30, 2004 for the acquisition of property, plant and equipment and was partially offset by approximately $343,000 of proceeds from the sale of assets. During the six months ended June 30, 2003, investing activities used cash of approximately $1.4 million for the acquisition of property, plant and equipment. Financing activities used cash of approximately $4.2 million for principal payments on debt offset from proceeds from bank and other borrowings of approximately $2.4 million and net draws on working capital revolving loans of $1.6 million. For the same period in 2003, financing activities provided cash of approximately $4.4 million from proceeds from bank and other borrowings offset by principal payments on debt and net payments on working capital revolving loans of approximately $3.7 million.

The Company’s outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $16.8 million at June 30, 2004, owed to GECC, other indebtedness of approximately $1.4 million, and $24.6 million of principal and $16.4 million of accrued interest owed to St. James and its affiliates.

GECC Loan Description   On September 14, 2001, the Company entered into the Credit Facility with GECC providing for the extension of revolving, term and capex credit facilities to the Company aggregating up to $40.0 million. The Credit Facility, including its subsequent amendments, includes a revolving loan of up to $15.0 million, but not exceeding 85% of eligible accounts receivable, a term loan of $17.0 million, and a capex loan of up to $8.0 million, but not exceeding a borrowing base of the lesser of 70% of the hard costs of acquired eligible equipment, 100% of its forced liquidation value and the Company’ s EBITDA for the month then ended, less certain principal, interest and maintenance payments. Eligible accounts are defined to exclude, among other items, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. Borrowings under the capex loan are at the sole and exclusive discretion of GECC. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan and capex loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan and capex loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Credit Facility are collateralized by a senior lien against substantially all of the Company’s assets. The Credit Facility expires on September 14, 2004. As is described above, the Company is engaged in efforts to refinance its Credit Facility.

Initial borrowings under the Credit Facility advanced on September 14, 2001 aggregated $21.6 million. Proceeds of the initial borrowings were used to repay outstanding indebtedness aggregating $21.4 million to Coast Business Credit, Bendover Company and certain other indebtedness. At June 30, 2004, borrowings outstanding under the Credit Facility aggregated $16.8 million, of which $4.8 million was outstanding under the revolving loan, $7.6 million was outstanding under the term loan and $4.4 was outstanding under the capex loan. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Credit Facility on September 14, 2004. The term loan is to be repaid in 35 equal monthly installments of $283,333 with a final installment of $7,083,333 due and payable on September 14, 2004. At June 30, 2004 the Company had available $3.0 million under the revolving loan. The capex loan is available to be borrowed through June 30, 2004, as amended by the March 2004 amendment, at the discretion of GECC, and is to be repaid in equal monthly installments of 1/60th of each of the amounts borrowed from time to time with the remaining outstanding balance of the entire capex loan due and payable on September 14, 2004.

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

Initial borrowings under the Credit Facility were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers’ certificates, an opinion of counsel, repayment of the Coast senior secured loan, the extension of the maturity date of $24.6 million principal amount of the Company’s outstanding subordinated notes to December 31, 2004 with no payments of principal or interest to be made prior to that date, and the completion of due diligence. Future advances are subject to the continuing accuracy of the Company’s representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Credit Facility, and the borrowings not exceeding the applicable borrowing availability under the Credit Facility, after giving effect to such advance. A “material adverse effect” is defined to include an event having a material adverse effect on the Company’s business, assets, operations, prospects or financial or other condition, on the Company’s ability to pay the loans, or on the collateral and also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

Under the Credit Facility, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as conducted in September 2001, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws and provide a mortgage or deed of trust to the lenders granting a first lien on the Company’s real estate upon the request of the lenders, provide certificates of title on newly acquired equipment with the lender’s lien noted.

Negative covenants the Company may not violate include, among others, (i) forming or acquiring a subsidiary, merging with, acquiring all or substantially all the assets or stock of another person, (ii) making an investment in or loan to another person, (iii) incurring any indebtedness other than permitted indebtedness, (iv) entering into any transaction with an affiliate except on fair and reasonable terms no less favorable than would be obtained from a non-affiliated person, (v) making loans to employees in amounts exceeding $50,000 to any employee and a maximum of $250,000 in the aggregate, (vi) making any change in its business objectives or operations that would adversely affect repayment of the loans or in its capital structure, including the issuance of any stock, warrants or convertible securities other than (A) on exercise of outstanding securities or rights, (B) the grant of stock in exchange for extensions of subordinated debt, (C) options granted under an existing or future incentive option plan, or (D) in its charter or by-laws that would adversely affect the ability of the Company to repay the indebtedness, (vii) creating or permitting to exist any liens on its properties or assets, with the exception of those granted to the lenders or in existence on the date of making the loan, (viii) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business and equipment or fixtures with a value not exceeding $100,000 per transaction and $250,000 per year, (ix) failing to comply with the various financial covenants in the loan agreement, (x) making any restricted payment, including payment of dividends, stock or warrant redemptions, repaying subordinated debt, rescission of the sale of outstanding stock, (xi) making any payments to stockholders of the Company other than compensation to employees and payments of management fees to any stockholder or affiliate of the Company, or (xii) amending or changing the terms of the Company’s subordinated debt.

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

For the period ended June 30, 2004, the Company is in compliance with all financial covenants.

Events of default under the Credit Facility include (a) the failure to pay when due principal or interest or fees owing under the Credit Facility, (b) the failure to perform the covenants under the Credit Facility relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of required consents of holders of outstanding subordinated notes, maintenance of compliance with the financial covenants in the loan agreement and compliance with any of the loan agreement’s negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly unaudited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Credit Facility, declare all indebtedness outstanding under the Credit Facility due and payable, and exercise any of their rights under the Credit Facility which includes the ability to foreclose on the Company’s assets.

The Company has amended the terms of its Credit Facility with GECC on eight occasions the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company and, in addition, to consent to the sale of the directional drilling division. There can be no assurance that the Company will be able to obtain further amendments to these financial covenants if required or that the failure to obtain such amendments when requested may not result in the Company being placed in violation of those financial covenants. Before reflecting amendments to the Credit Facility made in June 2002 and March 2004, the Company was in violation of the financial covenants relating to its fixed charge coverage ratio, minimum interest coverage ratio, and ratio of senior funded debt to EBITDA in 2001 and cumulative operating cash flow in December 2003 and January 2004. By amendments to the Credit Facility entered into as of June 10, 2002 and March 31, 2004, GECC waived these defaults as well as violations relating to the Company’ s failure to timely deliver its financial statements for the year ended December 31, 2001 as required by the Credit Facility and selling certain assets in violation of the terms of the Credit Facility. The Company agreed to pay GECC a fee of $100,000 in connection with entering into the amendment in 2001 and $35,000 in 2004.

In connection with the April 2003 amendment to the Credit Facility, the Company is required to provide GECC with weekly reports setting forth an aging of its accounts payable and weekly cash budgets for the immediately following thirteen-week period. Also in connection with entering into that amendment, the Company agreed to pay GECC an amendment fee of $100,000, of which $50,000 was payable in June 2003 and $50,000 was payable on December 31, 2003, and a fee of $300,000 in the event of a sale of all the assets or stock of the Company or other event that results in a change of control of the Company, of which $150,000 was paid on August 6, 2004 at the closing of the sale of the directional drilling division. GECC consented to a capex loan of $1.0 million to the Company at the time of entering into the April 2003 amendment.

The Company continues to be highly leveraged and has an accumulated deficit of $46.6 million. The Company is subject to certain debt covenants requiring minimal operational and cash flow levels. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company’s liquidity position and could result in the lender exercising prepayment options under the Company’s credit facility. While the Company believes that it will have adequate borrowing base and cash flows, it can make no assurances that it will comply with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Should the Company be unable to borrow funds under its current credit facility or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

For a complete statement of the terms and conditions of the Credit Facility, reference is made to the Credit Agreement, filed as an Exhibit to the Company’s Current Report on Form 8-K for September 14, 2001, the First and Second Amendments thereto, filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Third Amendment thereto, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the Fourth Amendment and Fifth Amendment, filed as Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Sixth Amendment and the Seventh Amendment filed as Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the Eighth Amendment filed as an Exhibit to this Quarterly Report on Form 10-Q.

Sale of Directional Drilling Division.   On June 3, 2004, the Company entered into an asset purchase agreement with Multi-Shot, LLC, a newly formed Texas limited liability company, with respect to the sale of the Company’s directional drilling division. The transaction was completed on August 6, 2004. The sale included all the equipment, inventory, the net working capital of the division and its owned real estate and leases. The net working capital of the division sold included current assets subject to current liabilities assumed. The purchaser included among its members Messrs. Allen Neel, Paul Culbreth and David Cudd who hold minority equity interests in Multi-Shot, LLC. Mr. Neel was a former executive officer of the Company employed in the directional drilling division and Messrs. Culbreth and Cudd were former employees of the directional drilling division.

The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release by the three key former Multi-Shot employees of their claims under their employment agreements with the Company to change of control payments that may be due in the aggregate of that amount. The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the division’s net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division’s inventory of approximately $5,207,000 as of December 31, 2003. On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000. This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

The Asset Purchase Agreement provides that within 45 days after the closing, the buyer will prepare and deliver a proposed final closing date balance sheet which is to include the buyer’s calculation of the adjustment amounts. The Company can dispute these amounts by delivering written objections within 30 days thereafter. Any disputes with regard to these amounts that are not resolved by the Company and the buyer are to be resolved, based on written submission by the parties, by independent accountants whose decision, absent manifest fraud, is to be final and binding.

As of August 25, 2004, the buyer had not delivered its proposed final closing date balance sheet but the Company has been orally advised that the buyer intends to deliver a proposed final closing date balance sheet that may include adjustments totaling approximately $1.0 million, including a decrease in working capital of approximately $430,000 and a decrease in inventory value of approximately $591,000. If the buyer is successful in these adjustments, this would result in a net reduction in the purchase price of approximately $1.0 million. The Company expects that it will object in writing to certain or all of these adjustments of the purchase price. The bases of the Company’s objections must await receipt from the buyer of the proposed final closing date balance sheet. The Company is unable to estimate the amount, if any, of the reduction in the purchase price for the Multi-Shot assets that may be required upon resolution of any disputes that may arise between the Company and the buyer. Payment of such amount is required to be made within 5 days of the determination of the final purchase price adjustments.

Out of the net cash proceeds from the sale of the Multi-Shot assets, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company’s senior secured creditor.

Inflation

The Company’s revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company’s operations in the three and six months ended June 30, 2004.

Significant Accounting Policies

The Company’s Discussion and Analysis of Financial Condition and Results of Operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company’s inventory consists of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities. Components, sub-assemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts. The Company’s classification and treatment is consistent with industry practice.

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually for goodwill. When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, any impairment is measured based on a projected net cash flows expected to result from that asset, including eventual disposition, on a discounted basis.

Property and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight-line basis over lives ranging from two to ten years.

Major renewals and improvements are capitalized and depreciated over each asset’s estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. Warrants are valued based upon an independent valuation. The difference between the face value of the warrant issued and the value per the valuation is amortized into income through interest expense over the life of the related debt instrument.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company’s ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the belief of management that the sale of its directional drilling division will facilitate a merger, sale, refinancing or restructuring of its wireline services business after the sale of its directional drilling division, the Company’s estimates of the adjustments, if any, that it will be required to make to the purchase price paid for the sale of the assets of its directional drilling division (Multi-Shot division) and the accuracy of any allowances it has heretofore made in its financial statements for such adjustments, the ability of the Company to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company’s wireline service assets or other business combination transaction involving the Company’s wireline service business, the ability of the Company to raise additional debt or equity capital to meet its requirements and to obtain additional financing when required, the ability of the Company to extend or restructure its outstanding indebtedness at or before maturity or refinance its debt obligations as they come due on September 14, 2004 and December 31, 2004 or to obtain extensions of the maturity dates for the payment of principal, or to engage in another recapitalization transaction, the Company’s ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and gas can be expected to adversely affect the Company’s revenues. The Company cautions readers that various risk factors could cause the Company’s operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company’s financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Company’s Annual Report on Form 10-K and the risk factors disclosed therein.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

From time to time,the Company holds financial instruments comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company’s market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. The Company typically invests in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company’s level of borrowings from GECC at June 30, 2004 remained unchanged throughout 2004, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2003 prevailed throughout the year 2004, it would increase the Company’s 2004 interest expense by approximately $168,000.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective, subject to the following. Events relating to possible adjustments to the purchase price realized by the Company under the terms of the Asset Purchase Agreement relating to the sale of its directional drilling division (Multi-Shot division) assets have caused management to extend its review of the financial statements included in this quarterly report. Management believes that these events are unusual in their occurrence and, other than their timing, do not reflect a weakness in the effectiveness of the Company’s disclosure controls and procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’ s management, including Mr. Jenkins and Mr. Whitter, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.37.12	Eighth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of June 16, 2004 *.
	31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
	32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

* To be filed by amendment.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K in response to the Items named:

	Report Date	Item

	June 3, 2004	Item 5. Other Events and Regulation FD Disclosure

	June 4, 2004	Item 7. Financial Statements and Exhibits (Press Release dated June 4, 2004)

	June 25, 2004	Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits (Consent Solicitation Statement dated June 25, 2004)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK WARRIOR WIRELINE CORP.

(Registrant)

Date: August 26, 2004	/S/ William L. Jenkins

William L. Jenkins
President and Chief Executive Officer

/S/ Ronald Whitter

Ronald Whitter
Chief Financial Officer