Form 10-Q/A
period 2004-06-30
BLACK WARRIOR WIRELINE CORP
filed 2004-09-02
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004; or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to ________

Commission File Number 0-18754

Black Warrior Wireline Corp.
(Exact name of registrant as specified in its charter)

DELAWARE	11-2904094
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 5, 2004, 12,499,528 shares of the Registrant’s Common Stock, $.0005 par value, were outstanding.

BLACK WARRIOR WIRELINE CORP.

QUARTERLY REPORT ON FORM 10-Q/A

INDEX

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	31

Back to Contents

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.37.12	Eighth Amendment to Credit Agreement with General Electric Capital Corporation entered into as of June 16, 2004 *.
	31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).*
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
	32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed).
	32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

*Filed with Amendment No 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK WARRIOR WIRELINE CORP.
(Registrant)

Date: September 2, 2004	/S/ William L. Jenkins
William L. Jenkins
President and Chief Executive Officer

/S/ Ronald Whitter
Ronald Whitter
Chief Financial Officer