Form 10-Q
period 2004-09-30
BLACK WARRIOR WIRELINE CORP
filed 2004-12-09
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004; or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2004, 12,499,528 shares of the Registrant’s Common Stock, $.0005 par value, were outstanding.

BLACK WARRIOR WIRELINE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Black Warrior Wireline Corp.
Condensed Balance Sheets

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,728	$4,661,030
Restricted cash	457,109	961,551
Accounts receivable, less allowance of $756,130 and $588,101, respectively	7,903,801	8,952,348
Other receivables	280,804	179,317
Prepaid expenses	1,109,769	92,471
Other current assets	1,725,416	1,188,079

Total current assets	11,690,627	16,034,796

Inventories of tool components and sub-assemblies held for sale, net	—	5,206,639
Property, plant and equipment, less accumulated depreciation	12,748,769	18,219,437
Other assets	312,158	448,507
Other intangible assets	—	254,634
Goodwill	1,237,416	1,237,416

Total assets	$25,988,970	$41,401,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,864,349	$4,981,558
Accrued salaries and vacation	1,188,500	866,267
Other accrued expenses	2,026,994	1,523,447
Accrued interest payable	43,833	94,981
Current maturities of long-term debt	409,165	18,035,237
Accrued interest payable to related parties	—	14,534,437
Notes payable to related parties, net of unamortized discount	—	24,402,569

Total current liabilities	6,532,841	64,438,496

Long-term debt, less current maturities	4,556,710	356,952
Non current accrued interest payable to related parties	16,913,420
Notes payable to related parties, net of unamortized discount	23,903,420
Deferred revenue	109,975	109,975

Total liabilities	52,016,366	64,905,423

Stockholders’ deficit:
Preferred stock, $.0005 par value, 2,500,000 shares authorized, none issued at September 30, 2004 or December 31, 2003	—	—
Common stock, $.0005 par value, 175,000,000 shares authorized, 12,499,528 shares issued and outstanding at September 30, 2004 and December 31, 2003	6,252	6,252
Additional paid-in capital	20,275,963	20,275,963
Accumulated deficit	(45,726,218)	(43,141,023)
Treasury stock, at cost, 4,620 shares at September 30, 2004 and December 31, 2003	(583,393)	(583,393)
Loan to shareholder	—	(61,793)

Total stockholders’ deficit	(26,027,396)	(23,503,994)

Total liabilities and stockholders’ deficit	$25,988,970	$41,401,429

See accompanying notes to the condensed financial statements.

Back to Contents

Black Warrior Wireline Corp.
Condensed Statements of Operations
For the three months ended September 30, 2004 and September 30, 2003

	September 30, 2004	September 30, 2003

	(Unaudited)	(Unaudited)

Revenues	$14,950,787	$12,731,883

Operating costs	9,184,912	8,230,466

Selling, general and administrative expenses	2,368,328	2,203,058

Depreciation and amortization	1,209,383	1,155,706

Income from continuing operations	2,188,164	1,142,653

Interest expense and amortization of debt discount	(1,233,916)	(1,391,984)

Net loss on sale of fixed assets	(6,396)	—

Other income (expense)	3,512	(26,261)

Income (loss) from continuing operations before income taxes	951,364	(275,592)

Provision for income taxes	110,332	—

Income (loss) before discontinued operations	841,032	(275,592)

Discontinued operations (Note 6)

Income from operations of discontinued directional
drilling segment	6,594	225,716

Provision for income taxes	—	—

Net income (loss)	$847,626	$(49,876)

Net income (loss) per share – basic and diluted:

Income (loss) before discontinued operations	$.07	$(.01)
Discontinued operations	.00	.01

Net income per share – basic and diluted	$.07	$.00

See accompanying notes to the condensed financial statements.

Back to Contents

Black Warrior Wireline Corp.
Condensed Statements of Operations
For the nine months ended September 30, 2004 and September 30, 2003

	September 30, 2004	September 30, 2003

	(Unaudited)	(Unaudited)

Revenues	$38,660,455	$35,250,375

Operating costs	25,049,994	23,316,224

Selling, general and administrative expenses	6,939,348	6,919,375

Depreciation and amortization	3,946,585	3,520,687

Income from continuing operations	2,724,528	1,494,089

Interest expense and amortization of debt discount	(3,772,353)	(4,064,908)

Net gain on sale of fixed assets	47,660	236,566

Other income	9,876	9,440

Loss from continuing operations before income taxes	(990,289)	(2,324,813)

Provision for income taxes	110,332	—

Loss before discontinued operations	(1,100,621)	(2,324,813)

Discontinued operations (Note 6)

Income (loss) from operations of discontinued directional
drilling segment (including loss on disposal of
$1,130,894 and $0 for the nine months ended
September 30, 2004 and 2003, respectively)	(1,484,574)	1,580,881

Provision for income taxes	—	—

Net loss	$(2,585,195)	$(743,932)

Net loss per share – basic and diluted:

Loss before discontinued operations	$(.09)	$(.20)
Discontinued operations	(.12)	.13

Net loss per share – basic and diluted	$(.21)	$(.07)

See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
Condensed Statements of Cash Flows
For the nine months ended September 30, 2004 and September 30, 2003

	September 30, 2004	September 30, 2003

	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$4,626,801	$9,510,604

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(6,010,500)	(2,499,324)
Decrease in restricted cash	504,442	—
Proceeds from sale of property, plant and equipment	10,715,521	682,549

Cash provided by (used in) investing activities	5,209,463	(1,816,775)

Cash flows from financing activities:
Debt issuance costs	(234,875)	(27,653)
Proceeds from bank and other borrowings	3,279,892	5,434,052
Principal payments on long-term debt, notes payable and
capital lease obligations	(14,168,654)	(5,517,480)
Payments on working revolver, net	(3,159,929)	(713,174)

Cash used in financing activities	(14,283,566)	(824,255)

Net increase (decrease) in cash and cash equivalents	(4,447,302)	6,869,574
Cash and cash equivalents, beginning of period	4,661,030	2,388,866

Cash and cash equivalents, end of period	$213,728	$9,258,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,445,029	$1,284,703

Income taxes	$—	$—

See accompanying notes to the condensed financial statements.

Back to Contents

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

Business of the Company. The Company is an oil and gas service company currently providing various services to oil and gas well operators primarily in the continental United States and in the Gulf of Mexico. Through August 6, 2004, the Company’s principal lines of business included (a) wireline services, and (b) directional oil and gas well drilling and downhole surveying services. As discussed in Note 6, on August 6, 2004 the Company sold its directional drilling division to Multi-Shot, LLC, a newly formed Texas limited liability company and such business is treated as a discontinued operation for the three and nine-month periods ended September 30, 2004 and 2003.

Liquidity. The Company reported net income (loss) for the nine months ended September 30, 2004 of approximately ($2,600,000) and for the years ended December 31, 2003, December 31, 2002, and 2001, of approximately ($5,500,000), ($7,600,000), and $5,000,000, respectively. Cash flows provided by operations were approximately $4.6 million for the nine months ended September 30, 2004 and $10,600,000, $5,400,000, and $16,350,000 for the years ended December 31 2003, 2002, and 2001, respectively. The Company is highly leveraged. The Company’s outstanding indebtedness includes primarily senior indebtedness aggregating approximately $4.5 million at September 30, 2004, other indebtedness of approximately $481,000 and approximately $40.9 million (including approximately $16.9 million of accrued interest) owing to St. James Merchant Bankers, L.P. (“SJMB”) and St. James Capital Partners, L.P. (“SJCP”) (collectively “St. James”) and its affiliates and directors, who are related parties. The Company’s debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its senior credit facility with General Electric Capital Corporation (“GECC”). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

On September 14, 2001, the Company entered into a Credit Agreement (the “Original Credit Agreement”) with GECC which terminated, as it had been extended, on November 15, 2004. As of November 14, 2004, the Company and GECC entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) which, among other things, terminates on November 14, 2007. The Restated Credit Agreement provides for a total borrowing facility of $18.0 million of which $10.0 million is a revolving loan and $8.0 million is a term loan. Amounts outstanding under the Original Credit Agreement as of September 30, 2004 are shown as a long-term liability as a consequence of the Company entering into the Restated Credit Agreement on November 14, 2004. As discussed in Note 9 to the Company’s financial statements for the year ended December 31, 2003, the Original Credit Agreement contained affirmative and general covenants and certain financial covenants. The Company was in violation of certain of these covenants as of December 31, 2001, December 31, 2003 and January 31, 2004resulting in events of default. These covenant violations also resulted in violations and events of default of the subordinated debt under the cross default provisions of the subordinated debt agreements. All covenant violations and events of default were waived as of June 10, 2002 and March 31, 2004 by the respective debt-holders.

Through September 30, 2004, the Company had amended the terms of its Original Credit Agreement with GECC on eight occasions, the principal effects of which were to relax certain of the terms of the financial covenants so as to be more favorable to the Company and, in addition, to consent to the sale of the Company’s directional drilling division. At September 30, 2004, the Company was in compliance with the covenants contained in the Original Credit Agreement.

In addition, in connection with the Company entering into the Restated Senior Credit Facility, the Company solicited the extension of the maturity date of the subordinated debt of the Company. The maturity of the Company’s subordinated debt has been extended from December 31, 2004 to February 13, 2008. Due to the recent extension, the subordinated debt is reflected as a long-term liability on the accompanying balance sheet. In connection with the extension of the subordinated debt, the subordinated debt holders waived any defaults which might have existed.

Strong and stable market conditions and the Company’s ability to meet intense competitive pressures are essential to the Company’s maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company’s debt. The Company believes that if market conditions remain stable throughout 2004 and 2005, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants through December 31, 2005. If market conditions decline, the Company may be required to obtain covenant waivers and amendments to its Restated Credit Agreement, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination. The Company can give no assurances that adequate financing could be obtained or that a suitable business combination or asset sale could be consummated.

2.	Stock-Based Compensation

The Company applies principles from Statement of Financial Accounting Standards (“SFAS”) No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company’s stock options issued been determined based on the fair value at the grant dates for awards consistent with the methods prescribed in SFAS No. 123 and later in SFAS No. 148, the Company’s net income or loss and income or loss per share would have been decreased or increased to the pro forma amounts indicated as follows:

	Three Months Ended
	September 30, 2004	September 30, 2003

Net income (loss) – as reported	$847,626	$(49,876)

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,000)	(3,219)

Net income (loss) – pro forma	$819,626	$(53,095)

Income per share – as reported (basic and diluted):	$0.07	$0.00

Income per share – pro forma (basic and diluted):	$0.07	$0.00

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net income (loss) – as reported	$(2,585,195)	$(743,932)

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66,300)	(9,657)

Net loss – pro forma	$(2,651,495)	$(753,589)

Loss per share – as reported (basic and diluted):	$(0.21)	$(0.07)

Loss per share – pro forma (basic and diluted):	$(0.21)	$(0.07)

3.	Earnings Per Share

The calculation of basic and diluted earning per share (“EPS”) is as follows:

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003

	Loss Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount

Net income (loss)	$847,626			$(49,876)
Basic and Diluted EPS
Income (loss) available to common shareholders	$847,626	12,499,528	$0.07	$(49,876)	12,499,528	$0.00

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003

	Loss Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount

Net loss	$(2,585,195)			$(743,932)
Basic and Diluted EPS
Loss available to common shareholders	$(2,585,195)	12,499,528	$(0.21)	$(743,932)	12,499,528	$(0.07)

Options and warrants to purchase 98,794,169 and 90,810,464 shares of common stock at prices ranging from $0.75 to $6.63 were outstanding during the three and nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 9.).

Convertible debt instruments, including convertible interest, which would result in the issuance of 54,660,888 and 50,506,057 shares of common stock, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of September 30, 2004 (see Note 9).

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

The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release of the Company of the claims of Messrs. Neel, Culbreth and Cudd under their employment agreements to change of control payments that may be due to them. The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the division’s net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division’s inventory of tool components and sub-assemblies of approximately $5,207,000 as of December 31, 2003. On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000. This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

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

By letter dated September 22, 2004, the buyer delivered its proposed final closing date balance sheet which included adjustments totaling approximately $1,958,000, including a decrease in working capital of approximately $1,367,000 and a decrease in inventory value of approximately $591,000. If the buyer is successful in these adjustments, this would result in a net reduction in the purchase price for the Multi-Shot assets in that amount. A downward adjustment of the purchase price paid by the buyer for the Multi-Shot assets, under the terms of the asset purchase agreement, could cause the Company to recognize a further loss on the sale of these assets. By letter dated November 1, 2004, the Company disputed the buyer’s proposed final closing date balance sheet by delivering its written objections to the buyer’s proposed final closing date balance sheet. The Company disputes adjustments of approximately $643,000 and, in addition, is seeking additional information from the buyer regarding additional adjustment amounts claimed by the buyer. Based on that additional information, when provided, the Company may dispute additional adjustments. The Company and the buyer are seeking to resolve the differences by negotiation but no agreement has been reached as of December 8, 2004. The Company is unable to reasonably estimate the amount by which the purchase price for the Multi-Shot assets may be reduced in the process of resolving any disputes between the Company and the buyer in arriving at a final closing date balance sheet. Payment of any amount by which the purchase price is reduced is required to be made by the Company within 5 days of the determination of the final purchase price adjustments.

Out of the net cash proceeds from the sale of the Multi-Shot assets, approximately $9.6 million was applied to the reduction of indebtedness owing to GECC in reduction of indebtedness outstanding under the Original Credit Agreement.

7.	Related Party Transactions

On June 17, 1999, the Company sold approximately $329,000 of trade accounts receivable, which was fully reserved due to the customer declaring bankruptcy, to RJ Air, LLC, an entity affiliated with a former member of the Company’s Board of Directors, for $200,000. As of September 30, 2004, the Company has collected $100,000 of the sale price and the remaining $100,000 is included in deferred revenue.

The Company has executed notes payable to SJCP and SJMB in connection with acquisitions and to provide funding for operations. Mr. Charles Underbrink, a Director of the Company, is Chairman of St. James Capital Corp. and SJMB, L.L.C. and Mr. James Harrison, a Director of the Company, is Chief Financial Officer of St. James Capital Corp. and SJMB, L.L.C. St. James Capital Corp. and SJMB, L.L.C. are the general partners of SJCP and SJMB, respectively. At September 30, 2004 and 2003, notes due to SJMB, SJCP, their principal partners and affiliates totalled $23.9 million. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to the percentage ownership of existing shareholders.

In connection with the three year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company’s President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at 7%, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004. If Mr. Jenkins remained employed by the Company on September 30 preceding the date annual principal and interest was due on the loan, the sum due and owing the following day was forgiven. In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins was to be forgiven. The Company amortized the loan balance into compensation cost over the life of the loan. Compensation expense for the three and nine months ended September 30, 2004 was approximately $20,598 and $61,794, respectively. As of October 1, 2004, the full amount of the principal and interest owing on the loan was forgiven.

8.	Issuance of Common Stock

The Company has outstanding at September 30, 2004 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 153,455,057 shares of the Company’s common stock at exercise and conversion prices ranging from $0.75 to $6.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on September 30, 2004, would represent 7.5% of the shares outstanding on a fully diluted basis.

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

10.	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company was not the primary beneficiary of any SPEs at December 31, 2003. The Company adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46(R) did not result in the consolidation of any VIEs.

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance using APB Opinion No. 25 requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions pursuant APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is an oil and gas well service company currently providing services to oil and gas well operators. The Company’s results of operations are affected primarily by the extent of utilization and rates paid for its services and equipment. The energy services sector is completely dependent upon the upstream spending by the exploration and production side of the industry. A decline in oil and gas commodity prices can be expected to result in a decline in the demand for the Company’s services and equipment. There can be no assurance that the Company’s revenues in 2004 will equal or exceed its revenues in 2003 and prior years. There can be no assurance that the Company will experience any increase in the demand for and utilization of its services with corresponding increase in its revenues and an ability to operate profitably.

     As of December 8, 2004, the Company is continuing its efforts through Simmons & Company International, as its financial advisor, to examine various alternative means to maximize its value to shareholders and repay, refinance or restructure its subordinated secured indebtedness, which, as of September 30, 2004, including interest accrued through that date, aggregated approximately $40.9 million. These efforts are expected to include efforts regarding a possible merger, sale of assets or other business combination involving the Company as well as a possible reorganization, recapitalization, restructuring and refinancing of the Company’s obligations. At December 8, 2004, the Company has not entered into any definitive agreements with respect to any such transactions, other than the sale of its directional drilling division which was completed on August 6, 2004, and there can be no assurance that any definitive agreements will be entered into or that the Company will be successful in pursuing its plans for the extension, repayment or refinancing of its outstanding subordinated secured indebtedness.

Results of Operations – Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

     The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations. The comparisons detailed below reflect the Company’s continuing operations.

     The following table sets forth the Company’s revenues from its wireline business for the three and nine months ended September 30, 2004 and 2003, respectively:

Three Months Ended		Nine Months Ended
9/30/04	9/30/03	9/30/04	9/30/03

$14,950,787	$12,731,883	$38,660,455	$35,250,375

Total revenues increased by approximately $2.2 million to approximately $15.0 million for the three months ended September 30, 2004 and increased approximately $3.4 million to approximately $38.7 million for the nine months ended September 30, 2004 as compared to total revenues of approximately $12.7 million and $35.3 million for the three and nine months ended September 30, 2003, respectively. Revenues for both the three and nine months ended September 30, 2004 increased as a result of an increase in the demand for the Company’s services.

Operating costs increased by approximately $954,000 and $1.7 million for the three and nine months ended September 30, 2004, as compared to the same periods of 2003. Operating costs were 61.4% and 64.8% of revenues for the three and nine months ended September 30, 2004 as compared with 64.6% and 66.1% of revenues for the same periods in 2003. The increase in operating costs was primarily the result of the higher overall level of activities in the three and nine months ended September 30, 2004 compared with 2003. Salaries and benefits increased by approximately $455,000 and $816,000 for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. Total number of employees increased from 290 at September 30, 2003 to 313 at September 30, 2004 with the additional employees mainly being added in the latter half of the second quarter of 2004. The increase in salaries and benefits is primarily due to the increase in employee levels from 2003.

Selling, general and administrative expenses increased by approximately $165,000 to $2.4 million in the three months ended September 30, 2004 from $2.2 million in the three months ended September 30, 2003 and increased approximately $20,000 for the nine months ended September 30, 2004 to $6.9 million. As a percentage of revenues, selling, general and administrative expenses decreased to 15.8% in the three months ended September 30, 2004 from 17.3% in 2003 and decreased to 17.9% from 19.6% for the nine months ended September 30, 2004.

Depreciation and amortization increased by approximately $54,000 in the three months ended September 30, 2004 to $1.2 million or 8.1% of revenues, from approximately $1.2 million or 9.1% of revenues for 2003. For the nine months ended September 30, 2004 depreciation and amortization increased by approximately $426,000 to $3.9 million or 10.2% of revenues, from approximately $3.5 million or 10.0% of revenues for the same period in 2003 due to additions of approximately $6.6 million for property, plant and equipment for the last twelve months ended September 30, 2004 .

Interest expense and amortization of debt discount decreased by approximately $158,000 for the three months ended September 30, 2004 and decreased by approximately $293,000 for the nine months ended September 30, 2004 as compared to the same periods in 2003. The declines in interest expense is attributable to the reduction in the Company’s senior debt outstanding. See “Note 9 of Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The following discussion of net income includes the results of discontinued operations. The Company’s net income for the quarter ended September 30, 2004 was approximately $848,000 compared with a net loss of approximately $50,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the Company’s net loss was $2.6 million compared to a net loss of approximately $744,000 for the same period in 2003. The net income for the quarter ended September 30, 2004 was the result of an increase in demand for the Company’s services while the increase in the net loss for the nine months ended September 30, 2004 was the result of an increase in demand for the Company’s wireline services offset by the recognition of the loss of $1.1 million on the sale of the Company’s directional drilling division as well as decreased demand for the Company’s directional drilling services during the nine months ended September 30, 2004. A downward adjustment of the purchase price paid by the buyer for the Multi-Shot assets, under the terms of the asset purchase agreement, could cause the Company to recognize a further loss on the sale of these assets.

Liquidity and Capital Resources

Cash provided by the Company’s operating activities was approximately $4.6 million for the nine months ended September 30, 2004 as compared to cash provided of approximately $9.5 million for the same period in 2003. Cash flows from operating activities decreased by approximately $4.9 million during the nine months ended September 30, 2004 mainly as a result in the change in the Company’s prepaid assets associated with the financing of insurance premiums as well as the timing of other current assets and current liabilities. Investing activities used cash of approximately $6.0 million during the nine months ended September 30, 2004 for the acquisition of property, plant and equipment and was offset by approximately $10.7 million of proceeds from the sale of assets. During the nine months ended September 30, 2003, investing activities used cash of approximately $2.5 million for the acquisition of property, plant and equipment. Financing activities used cash of approximately $14.2 million for principal payments on debt and net payments on working capital revolving loans of $3.2 million offset from proceeds from bank and other borrowings of approximately $3.3 million. For the same period in 2003, financing activities provided cash of approximately $5.4 million from proceeds from bank and other borrowings offset by principal payments on debt and net payments on working capital revolving loans of approximately $6.2 million.

The Company’s outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $4.5 million at September 30, 2004, owed to General Electric Capital Corporation (“GECC”), other indebtedness of approximately $481,000, and $24.0 million of principal and $16.9 million of accrued interest owed to St. James and its affiliates.

On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of senior secured revolving and term credit facilities to the Company aggregating up to $18.0 million. The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto. The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million. Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets. The Restated Credit Agreement expires on September 14, 2007.

Initial borrowings under the Restated Credit Agreement advanced on November 15, 2004 aggregated $8.0 million borrowed under the term loan and $0 borrowed under the revolving loan. Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capital expenditure loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 escrowed for the possible payment of subordinated secured indebtedness as well as approximately $1.9 million to be used by the Company for general corporate purposes. To the extent that the $1.8 million escrowed for the possible payment of subordinated secured indebtedness is not required for that purpose, it will be released to the Company to be used for general corporate purposes. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007. The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

Borrowings under the Restated Credit Agreement may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of an amount equal to 3% of the prepayment or reduction occurring during the first year following closing of the Restated Credit Agreement, 2% during the second year following closing and 1% during the third year. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

Initial borrowings under the Restated Credit Agreement were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers’ certificates, an opinion of counsel, the extension of the maturity date of the Company’s outstanding subordinated notes to February 13, 2008 with no payments of principal or interest to be made prior to that date, and the completion of legal due diligence. Future advances are subject to the continuing accuracy of the Company’s representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Restated Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Restated Credit Agreement, after giving effect to such advance. A “material adverse effect” is defined to include an event having a material adverse effect on the Company’s business, assets, operations, prospects or financial or other condition, on the Company’s ability to pay the loans, or on the collateral and also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

Under the Restated Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain its corporate existence and continue the conduct of its business substantially as conducted in November 2004, promptly pay all taxes and governmental assessments and levies, maintain its corporate records, maintain insurance, comply with applicable laws and regulations, provide supplemental disclosure to the lenders, conduct its affairs without violating the intellectual property of others, conduct its operations in compliance with environmental laws, provide a mortgage or deed of trust to the lenders granting a first lien on the Company’s real estate upon the request of the lenders, and provide certificates of title on newly acquired equipment with the lender’s lien noted.

Negative covenants the Company may not violate include, among others, (i) forming or acquiring a subsidiary, merging with, acquiring all or substantially all the assets or stock of another person, (ii) making an investment in or loan to another person, (iii) incurring any indebtedness other than permitted indebtedness, (iv) entering into any transaction with an affiliate except on fair and reasonable terms no less favorable than would be obtained from a non-affiliated person, (v) making loans to employees in amounts exceeding $50,000 to any employee and a maximum of $250,000 in the aggregate, (vi) making any change in its business objectives or operations that could adversely affect repayment of the loans or in its capital structure, including the issuance of any stock, warrants or convertible securities or any revision in the terms of outstanding stock except for permitted payments to holders of subordinated debt and options granted under an existing or future incentive option plan, amend its charter or by-laws in a manner that would adversely affect the duty or ability of the Company to repay the indebtedness, or engage in any business other than that engaged in by it on November 14, 2004 (vii) creating or permitting to exist any liens on its properties or assets, with the exception of those granted to the lenders or in existence on the date of making the loan, (viii) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business and equipment or fixtures with a value not exceeding $100,000 per transaction and $250,000 per year, (ix) failing to comply with the various financial covenants in the loan agreement, (x) making any restricted payment, including payment of dividends, stock or warrant redemptions, repaying subordinated debt, rescission of the sale of outstanding stock, (xi) making any payments to stockholders of the Company other than compensation to employees and payments of management fees to any stockholder or affiliate of the Company, or (xii) amending or changing the terms of the Company’s subordinated debt.

The financial covenants prohibit the Company from making capital expenditures in any fiscal year in an aggregate amount exceeding $3.0 million and require the Company to have at the end of each fiscal quarter commencing with the quarter ending December 31, 2004 a ratio of EDITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, for the twelve months then ended of 1.5 to 1.0. For the purpose of such calculation, fixed charges for the twelve months ended December 31, 2004 are calculated as the fixed charges for the quarter ended December 31, 2004 multiplied by four, fixed charges for the twelve months ended March 31, 2005 are calculated as the fixed charges for the six months ended March 31, 2005 multiplied by two, and fixed charges for the twelve months ended June 30, 2005 are calculated as the fixed charges for the nine months ended June 30, 2005 multiplied by one and one-third.

Events of default under the Restated Credit Agreement include, among others, (a) the failure to pay when due principal or interest or fees owing under the Restated Credit Agreement, (b) the failure to perform the covenants under the Restated Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of certain post closing documents, including evidence of key man life insurance on the lives of William Jenkins and Ron Whitter, maintenance of compliance with the financial covenants in the loan agreement and maintenance of compliance with the loan agreement’s negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly unaudited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains unremedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Restated Credit Agreement, declare all indebtedness outstanding under the Restated Credit Agreement due and payable, and exercise any of their rights under the Restated Credit Agreement which includes the ability to foreclose on the Company’s assets.

There can be no assurance that the Company will be able to remain in compliance with these financial covenants or be able to obtain such amendments, consents or waivers of violations of these covenants when required. The Company’s inability to do so may result in the Company being placed in violation of those financial and other covenants. The Company can make no assurances that it will remain in compliance with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company’s liquidity position and could result in GECC exercising mandatory prepayment options under the Company’s Restated Credit Agreement. Should the Company be unable to borrow funds under its Restated Credit Agreement or if prepayment of those borrowings were required, it can make no assurances that alternative funding could be obtained.

For a complete statement of the terms and conditions of the Restated Credit Agreement, reference is made to the Restated Credit Agreement, filed as an Exhibit to the Company’s Current Report on Form 8-K for November 14, 2004.

In addition, in connection with the Company entering into the Restated Senior Credit Facility, the Company solicited the extension of the maturity date of the subordinated debt of the Company. The maturity of the principal and accrued interest on the Company’s subordinated debt was extended from December 31, 2004 to February 13, 2008. As a consequence of the extension, the subordinated debt is reflected as a long-term liability on the Company’s balance sheet. In connection with the extension of the subordinated debt, the subordinated debt holders waived any defaults which might have existed.

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

The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release of the Company of the claims of Messrs. Neel, Culbreth and Cudd under their employment agreements to change of control payments that may be due to them. The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the division’s net working capital of $270,000 as of November 30, 2003 and increases and decreases in the division’s inventory of approximately $5,207,000 as of December 31, 2003. On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000. This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

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

By letter dated September 22, 2004, the buyer delivered its proposed final closing date balance sheet which included adjustments totaling approximately $1,958,000, including a decrease in working capital of approximately $1,367,000 and a decrease in inventory value of approximately $591,000. If the buyer is successful in these adjustments, this would result in a net reduction in the purchase price for the Multi-Shot assets in that amount. A downward adjustment of the purchase price paid by the buyer for the Multi-Shot assets, under the terms of the asset purchase agreement, could cause the Company to recognize a further loss on the sale of these assets. By letter dated November 1, 2004, the Company disputed the buyer’s proposed final closing date balance sheet by delivering its written objections to the buyer’s proposed final closing date balance sheet. The Company disputes adjustments of approximately $643,000 and, in addition, is seeking additional information from the buyer regarding additional adjustment amounts claimed by the buyer. Based on that additional information, when provided, the Company may dispute additional adjustments. The Company and the buyer are seeking to resolve the differences by negotiation but no agreement has been reached as of December 8, 2004. The Company is unable to reasonably estimate the amount by which the purchase price for the Multi-Shot assets may be reduced in the process of resolving any disputes between the Company and the buyer and in arriving at a final closing date balance sheet. Payment of any amount by which the purchase price is reduced is required to be made by the Company within 5 days of the determination of the final purchase price adjustments.

Out of the net cash proceeds from the sale of the Multi-Shot assets, approximately $9.6 million was applied to the reduction of indebtedness owing to GECC under the Original Credit Agreement.

Inflation

The Company’s revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company’s operations in the three and nine months ended September 30, 2004.

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

The Company’s inventory consisted of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities. Components, sub-assemblies and expendable parts were capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts. The Company’s classification and treatment is consistent with industry practice.

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually for goodwill. When the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, any impairment is measured based on a projected net cash flows expected to result from that asset, including eventual disposition, on a discounted basis.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company’s ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the Company’s estimates of the adjustments, if any, that it will be required to make to the purchase price paid for the sale of the assets of its directional drilling division (Multi-Shot division) and the accuracy of any allowances it has heretofore made in its financial statements for such adjustments, the ability of the Company to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company’s wireline service assets or other business combination transaction involving the Company’s wireline service business, the ability of the Company to engage in another recapitalization transaction, the Company’s ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to redeploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and gas can be expected to adversely affect the Company’s revenues. The Company cautions readers that various risk factors could cause the Company’s operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company’s financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Company’s Annual Report on Form 10-K and the risk factors disclosed therein.

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

Under the Restated Credit Agreement with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company’s level of borrowings from GECC at September 30, 2004 remained unchanged throughout 2004, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2003 prevailed throughout the year 2004, it would increase the Company’s 2004 interest expense by approximately $45,000.

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

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including Mr. Jenkins and Mr. Whitter, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K in response to the Items named:

Report Date	Item

July 20, 2004	Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits.

August 4, 2004	Item 7. Financial Statements and Exhibits (Press Release dated August 4, 2004)

August 9, 2004	Item 7. Financial Statements and Exhibits (Press Release dated August 9, 2004)

September 9, 2004	Item 1.01. Entry Into a Material Definitive Agreement, Item 2.03. Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of the Registrant, and Item 9.01 Financial Statements and Exhibits.

September 17, 2004	Item 1.01. Entry Into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits.

October 14, 2004	Item 2.02. Results of Operations and Financial Condition, Item 7.01 Regulation FD Disclosure, and Item 9.01. Financial Statements and Exhibits.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK WARRIOR WIRELINE CORP.

(Registrant)

Date: December 8, 2004	/S/ William L. Jenkins

William L. Jenkins President and Chief Executive Officer

/S/ Ronald Whitter

Ronald Whitter
Chief Financial Officer