Form 10-K
period 2004-12-31
BLACK WARRIOR WIRELINE CORP
filed 2005-04-14
CIK 839871

Click here to Contents

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

Mark One:
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004; or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission File No. 0-18754

BLACK WARRIOR WIRELINE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	11-2904094

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

100 Rosecrest, Columbus, Mississippi	39701

(Address of Principal Executive Offices)	(Zip Code)

(662) 329-1047

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:
(Title of Each Class)
Common Stock, par value $.0005 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.       Yes      No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes      No

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$2,749,896

          (Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class: Common Stock, par value $.0005 per share
Outstanding at February 28, 2005: 12,499,528 shares

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K

Back to Contents

Back to Contents

PART I

          Item 1.  Business

General

          Black Warrior Wireline Corp. (the “Company”) is an oil and gas well service company currently primarily providing wireline services to oil and gas well operators.  The Company’s service area includes primarily the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas.  In July 2001, the Company sold its workover and completion line of business and in August 2004, the Company sold its directional oil and gas well drilling and downhole surveying business.    The Company has been engaged in the oil and gas well service business for over 21 years.

          On December 17, 2004, the Company announced in a press release that it had entered into a letter of intent dated November 11, 2004 with Lincolnshire Management, Inc. for the sale of the Company to an affiliate of Lincolnshire Management, Inc.  At April 12, 2005, the Company is engaged in negotiations relating to the terms and conditions of that transaction, among other matters.  There can be no assurance that these negotiations will be successfully concluded resulting in terms acceptable to the Company or that the Company will enter into a transaction on the terms described in the December 17, 2004 announcement or on any other terms.

Wireline Services

          The Company’s wireline logging service activities produced revenues of $53.8 million in 2004, $45.8 million of revenues in 2003, and $34.1 million of revenues in 2002.   At December 31, 2004, the Company owned 39 operational motor vehicle mounted wireline units all of which are equipped with a state-of-the-art computer system, six are equipped with an analog computer system and eight are devoted exclusively to hoisting operations.  In addition, as of December 31, 2004, the Company owned 15 operational skid-mounted cased-hole wireline units, all of which are equipped with state of the art computers, and three additional skid-mounted units are devoted to providing services for the plug and abandonment (“P&A”) of wells.  The skid-mounted units are able to be used for offshore work by being hoisted aboard barges and platforms.

          The truck or skid-mounted wireline logging services are used to evaluate downhole well conditions at various stages of the process of drilling and completing oil and gas wells as well as at various times thereafter until the well is depleted, plugged and abandoned.  Such services are provided using a wireline unit equipped with an armored cable that is lowered by winch into an existing well.  The cable lowers instruments and tools into the well to perform a variety of services and tests.  The wireline unit’s instrument cab contains electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the “logs” which define specific characteristics of each formation and to display the data received from downhole.  The Company’s wireline units are equipped with state-of-the-art computerized

Back to Contents

          Open-hole wireline services are performed after the drilling of the well but prior to its completion.  Cased-hole wireline services are performed during and after the completion of the well, as well as from time to time thereafter during the life of the well.  The Company’s services primarily relate to providing cased-hole wireline services. Cased-hole services include radioactive and acoustic logging used to evaluate downhole conditions such as lithology, porosity, production patterns and the cement bonding effectiveness between the casing and the formation.  Other cased-hole services include perforating, using conventional wireline methods and tubing conveyed perforating (“TCP”), both of which open up the casing to allow production from the formation(s), and free-point and back-off, which locates and frees pipe that has become lodged in the well.  Cased-hole services are used in the initial completion of the well and in virtually all subsequent workover and stimulation projects throughout the life of the well.  After depletion of a well, the operator is required to plug the well prior to its abandonment.  The Company’s plug and abandonment equipment is utilized for this purpose by pumping cement into the well and capping the well.

          The Company performs its wireline services at the well site for operators of the wells primarily pursuant to contracts entered into on a bid basis at prices related to Company standard prices.

          These services are routinely provided to the Company’s customers and are subject to the customers’ time schedule, weather conditions, availability of Company personnel and complexity of the operation.  These wireline service procedures generally take approximately one to one-and-one-half days to perform.  These services are provided using Company-owned equipment throughout its service area dispatched from its sixteen service facilities located throughout its service area.  During the year ended December 31, 2004, approximately 48.5% of the Company’s wireline service revenues were derived from onshore activities and approximately 51.5% from offshore activities.

          Manufacturing.  The Company operates a manufacturing facility located in Laurel, Mississippi to assemble and install wireline service equipment, both mounted on motor vehicles and on wireline skids, for internal use and for sale to others.  During the year ended December 31, 2004, the Company manufactured for internal use four new wireline trucks and two new offshore wireline skids.  The manufacturing facility also totally refurbished for internal use seven wireline trucks.

Back to Contents

Discontinued Directional Drilling Services

          The Company’s discontinued directional drilling services contributed revenues of $10.5 million in 2004, $19.7 million in 2003, and $22.5 million in 2002.  Commencing in 1997 through August 2004, the Company was engaged in the directional drilling service business since its acquisitions of Diamondback Directional, Inc. in 1997 and Phoenix Drilling Services in 1998.  The Company sold its directional drilling services business in August 2004.

          Directional drilling is the intentional deviation of a well bore.  The deviation is achieved by utilizing downhole motors and guidance equipment to move the well bore in a given direction and intersect a target formation at an angle up to horizontal.

          The Company also provided directional surveying services and directional surveying equipment to operators in the oil and gas industry.  These services include gyros, magnetic, single shot, high accuracy magnetic probe, electric surface recording gyro, and measurement while drilling services.

          Sale of Directional Drilling Services.  On August 6, 2004, the Company completed the sale of its assets associated with its directional drilling business, (referred to as the “Multi-Shot Business”) pursuant to an Asset Purchase Agreement entered into on June 3, 2004. The buyer of the Multi-Shot Business was a newly-organized Texas limited liability company, with the name Multi-Shot, LLC, which included among its members Allen Neel, formerly the Executive Vice President of the Company, as well as two of the Company’s other former employees employed in the Multi-Shot Business.  These persons are referred to as the Key Multi-Shot Employees.  The Company has been advised that as of August 6, 2004, these persons held less than an approximately 10% equity interest in the buyer.

          The transaction included the sale of all the Company’s assets used in the Multi-Shot Business, including certain real property located in Odessa, Texas; improvements and fixtures located on the property; machinery, equipment, trucks, trade fixtures, data processing equipment, furniture, spare parts, and all other tangible personal property used in connection with the Multi-Shot Business; raw materials, jobs in progress, equipment and components held for service, rent or sale, and supply inventory; customer and supplier files, accounting and financial and other records; contracts, leases, agreements and other written or verbal arrangements and customer pre-payments for unshipped goods and services; technical data, written specifications, assembling and process information; governmental and other licenses and permits, to the extent transferable; service marks, trade marks and intellectual property; general intangibles; accounts and other receivables as of the closing date; deposits, goodwill; and prepaid rentals.

Back to Contents

          The assets sold excluded the Company’s cash and cash equivalents, real property located in Broussard, Louisiana and Corpus Christi, Texas, investments, the purchase price for the Multi-Shot Business, and all assets of the Company used in its wireline, P&A and TCP business.  The buyer assumed specified liabilities, jobs in progress, current liabilities of approximately $3.7 million, as of the closing date, and obligations of the Company under contracts assumed.  Liabilities assumed by the buyer do not include taxes imposed on the Company arising out of the operation of the Multi-Shot Business, liabilities or expenses of the Company arising out of the transaction, obligations of the Company under employee benefit plans, liabilities arising from the sale of products or services by the Multi-Shot Business prior to the closing date of the sale, including claims asserted under pre-closing warranties, liabilities associated with any claim, proceeding or litigation, deferred revenue, and liabilities and obligations arising out of non-compliance with environmental laws.

          The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release by the three Key Multi-Shot Employees of their claims under their employment agreements with the Company to change of control payments that may be due in the aggregate of that amount.  The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the Multi-Shot Business’ net working capital of $270,000 as of November 30, 2003 and increases and decreases in its inventory of approximately $5,207,000 as of December 31, 2003.  On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000.  This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

          The Asset Purchase Agreement provides that within 45 days after the closing, the buyer was to prepare and deliver a proposed final closing date balance sheet to include the buyer’s calculation of the final adjustment amounts for increases and decreases as of the closing date in net working capital of $270,000 as of November 30, 2003 and increases and decreases as of the closing date in inventory of approximately $5,207,000 as of December 31, 2003, which adjustments, when determined, would result in establishing the final purchase price.

          In addition to post closing adjustments, at the closing of the transaction the buyer issued a note payable to the Company in the principal amount of $146,085 for certain capital expenditures made by the Company related to the Multi-Shot Business prior to the closing. The Asset Purchase Agreement provides that the note is to bear interest at the prime interest rate and was to become due two years after the closing of the transaction, but would become immediately due upon a change of control of the Company or upon a sale or merger of Multi-Shot LLC or a sale of all or substantially all of the assets of Multi-Shot LLC.  The final amount of the note at closing was calculated based on the capital expenditures made by the Company related to the Multi-Shot Business through the date of the closing of the transaction.

Back to Contents

          In the Asset Purchase Agreement, the Company made representations and warranties as to its due organization, authority to execute and perform the Asset Purchase Agreement, its title to and condition of the assets sold, matters relating to the contracts assumed by the buyer, ownership and condition of the equipment sold, title to inventory and absence of liens, the existence of licenses to conduct the Multi-Shot Business, matters as to employment of employees, compliance with laws, absence of litigation and default or breach of any leases, contracts or licenses, the absence of any lien or breach of the Asset Purchase Agreement arising out of the transaction, the enforceability of the Asset Purchase Agreement, the accuracy of certain financial information provided to the buyer, employee benefits, the absence of certain changes or events, required consents and approvals, absence of adverse information, liens on assets, identity of customers, insurance, interest in customers, business practices, environmental laws and accuracy of disclosure.

          The buyer represented and warranted its due organization, its authority to execute and perform the Asset Purchase Agreement, the enforceability against it of the Asset Purchase Agreement, and the absence of any breach or violation of other agreements.

          The closing of the transaction was conditioned on the accuracy as of the closing of the respective representations and warranties of the parties, the absence of any condition or event that had or would reasonably be expected to have a material adverse effect on the Multi-Shot Business or on the Company’s ability to complete the transaction, the compliance by the parties with all the covenants and agreements contained in the Asset Purchase Agreement as of the closing, the delivery of closing officers’ certificates, documents and opinions, the absence of any litigation seeking to restrain or prohibit the transaction or asserting ownership of a material portion of the assets sold or any claim by any person that it is entitled to all on any portion of the purchase price, the buyer obtaining financing for the transaction, the Company having obtained all necessary approvals and consents to complete the transaction, and the Company having obtained a fairness opinion from Simmons & Company International.

          The Asset Purchase Agreement provides that the Company will indemnify the buyer, its members, managers, officers, partners, agents and employees against costs, lawsuits, liabilities, deficiencies, claims and expenses (referred to in the Asset Purchase Agreement as Damages) arising out of a breach of a covenant or warranty, the inaccuracy of any representation in the Asset Purchase Agreement or other document furnished under the Asset Purchase Agreement, or based upon or arising out of any liability or obligation of the Multi-Shot Business relating to any period prior to the closing date, other than assumed liabilities, arising out of facts and circumstances existing prior to the closing date, other than assumed liabilities, or arising out of facts or circumstances existing on the closing date which are a violation of the Asset Purchase Agreement or relate to the violation of any government regulation with respect to real property while the Company was in possession of the property.

Back to Contents

          The Asset Purchase Agreement provides that the buyer will indemnify the Company, its directors, officers, partners, agents and employees from Damages arising out of a breach of a covenant or warranty, the inaccuracy of any representation in the Asset Purchase Agreement or other document furnished under the Asset Purchase Agreement, or based upon or arising out of any liability or obligation of the Multi-Shot Business relating to any period on and after the closing date, arising out of facts and circumstances existing as of or after the closing date, other than those based upon or arising out of liabilities retained by the Company, or arising out of facts or circumstances existing on and after the closing date which are a violation of the Asset Purchase Agreement.

          As entered into, the Asset Purchase Agreement provides that the Company’s representations and warranties as to title to assets, taxes and environmental matters survive the closing of the transaction for the period of the applicable statute of limitations.  The Company’s other representations and warranties survive the closing for a period ending on the earlier of twenty-four (24) months following the closing date or a change of control of the Company, provided in any event such representations and warranties will survive the closing for a period of twelve (12) months.  The representations and warranties of the buyer survive the closing for a period ending on the earlier of twenty-four (24) months from the closing or a change in control of the Company, provided in any event such representations and warranties will survive the closing for a period of twelve (12) months.  Neither party is entitled to indemnification for any individual claim of less than $5,000 or until the total of all individual claims exceeding that amount exceed $100,000, at which time the indemnified party will be entitled to indemnification for all amounts exceeding $100,000.  The Company’s liability to the buyer for indemnification arising out of breaches of representations and warranties relating to title of assets, taxes and environmental matters, and including any other indemnification payments, is limited to the amount of the final purchase price.  Otherwise, a party’s liability to the other for indemnification is limited to $5.0 million with respect to claims made during the first twelve months after the closing date or $2.5 million with respect to claims made during the second twelve months after the closing date, provided, however, if there is a change in control of the Company consummated at any time prior to twenty-four months after the closing date, then upon the later of (a) the change in control of the Company, or (b) one year following the closing date, the liability of both parties is reduced to $-0- as to claims for Damages occurring thereafter.

          Other covenants in the Asset Purchase Agreement as entered into include the following:

•
If, within twelve months of the closing, there is a change of control of the Company, the Company has agreed that it will not dissolve its corporate entity prior to the end of the indemnification period described above and it will deposit $500,000 to be held in escrow and if such change of control occurs prior to December 31, 2004, the Company agreed not to distribute prior to December 31, 2004 the proceeds from such event to its stockholders to the extent it causes the Company to have less than $5.0 million in liquid assets,

Back to Contents

•
After termination of the Agreement or the closing, the parties will not divulge, communicate or use to the detriment of the other or for the benefit of any other person, any confidential information or trade secrets of such party.

          In addition, the Asset Purchase Agreement provided that at the closing each party would execute a non-competition agreement, whereby each party agrees that for a period of two years from the closing date neither party (and including the affiliates of the parties) will participate in a business in competition with the business engaged in by the other party as of the closing under the Asset Purchase Agreement in the Gulf Coast, Rocky Mountain or Mid-Continent areas of the United States.  The Company’s non-competition agreement will terminate upon the sale of 50% or more of the capital stock of the Company in a bona-fide transaction to a third party purchaser in which the current officers or directors of the Company own, cumulatively, not more than a 10% interest.  Additionally, the Company’s non-competition agreement will not apply to any third party purchaser of 50% or more of the assets of the Company in a bona-fide transaction to a third party purchaser in which the current officers or directors of the Company own, cumulatively, not more than a 10% interest, nor will the provisions of the Company’s non-competition agreement apply to any third party, unrelated investment entity and its affiliates that become an affiliate of the Company by virtue of making an investment in the Company.

          The parties also entered into a transition services agreement at the closing whereby the Company agreed to provide for up to 180 days after the closing to the buyer certain consulting services of its director of information technology, human services, chief financial officer and human resources and benefits administrator, as well as access to the Company’s computer network.

          The parties entered into an amendment to the Agreement on June 10, 2004 to correct a drafting error.

Out of the net cash proceeds from the sale of the Multi-Shot Business, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company’s senior secured creditor.

          In February 2005, the Company entered into a Compromise Agreement with the buyer resolving certain matters that had arisen under the Asset Purchase Agreement subsequent to the closing.  Among the matters resolved was the determination of the final purchase price adjustment under the asset purchase agreement and resolution of the capital expenditure note issued by the buyer at the closing.  Pursuant to the Compromise Agreement, the Company paid to the buyer $940,000, and the principal amount of the buyer’s capital expenditure note, which was increased to approximately $168,000, was deemed paid.  Among other things, the Company’s payment reflected a compromise with respect to any and all claims of the buyer with respect to accounts receivable and also reflected a compromise with respect to the final purchase price adjustment.  In addition, the Company’s representations warranties and covenants in the Asset Purchase Agreement as to the Multi-Shot Business relating to inventory, net working capital, purchase price adjustments, financial statements, accounts receivable, condition of assets (other than real property and leased real property) were agreed not to survive the execution of the Compromise Agreement.  Otherwise, the representations warranties and covenants of the Asset Purchase Agreement continue in effect.  The Compromise Agreement also effected an amendment of events constituting a change of control of the Company to provide that if the obligations of the Company survive the transaction, then neither a merger of the Company with any other person or firm nor a sale of 50% or more of the Company’s issued and outstanding stock would be deemed to be a change of control of the Company for the purposes of Section 6.11 of the Asset Purchase Agreement.  Section 6.11 of the Asset Purchase Agreement provides that if a change of control of the Company occurs on or before August 6, 2005, the Company will not dissolve until the end of the Company’s indemnification obligation period under the Asset Purchase Agreement and the Company will deposit $500,000 in escrow to be held subject to the claims of the buyer under the indemnification provisions of the Asset Purchase Agreement.  The Compromise also provided that the transition services agreement expired.

Back to Contents

Other Services

          The Company also engages in other oil and gas well service activities including, primarily, the sale, rental and service of tools and equipment used in the oil field services industry and conducts tool and equipment inspection, maintenance and testing services.  These activities are not deemed by management to be material.

Principal Customers and Marketing

          There were no customers from which the Company earned in excess of 10% of its revenues during the three years ended December 31, 2004.  The Company does not have any long-term agreements with its customers and services are provided pursuant to short-term agreements negotiated by the Company with the customer.

          The Company’s services are marketed by its executive officers and a sales staff of approximately 30 persons working from its district offices.    The Company relies extensively on its reputation in the industry to create customer awareness of its services.

Back to Contents

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

          The Company has general liability, property, casualty, officers’ and directors’, and workers’ compensation insurance.  Although, in the opinion of the Company’s management, the limits of its insurance coverage are consistent with industry practices, such insurance may not be adequate to protect the Company against liability or losses occurring from all the consequences of such risks or incidents.  The occurrence of an event not fully covered by insurance (and a determination of the liability of Company for consequential losses or damages) could result in substantial losses to the Company and have a materially adverse effect upon its financial condition, results of operations, and cash flows.

          The Company maintains two policies totaling $2.0 million on the life of William L. Jenkins, its President and Chief Executive Officer, and maintains a $1.0 million policy on the life of Danny Ray Thornton, Vice President.  See Item 10, “Directors and Executive Officers of the Registrant.”  The benefits under such policies are payable to the Company.

Competition

          Most of the Company’s competitors are divisions of larger diversified corporations which offer a wide range of oilfield services.  Its chief competitors include Halliburton Company, Schlumberger, Ltd. and Baker Hughes Incorporated, as well as a number of other companies active in the industry.  These competitors have substantially greater economic resources than the Company.  Recent business combinations involving oil and gas service companies may have the effect of intensifying competition in the industry.  Periods of declines in oil and natural gas commodity prices result in reduced demand for oil and natural gas well services and thereby intensified competition adversely affecting the Company’s revenues and financial condition.

Back to Contents

          Competition principally occurs in the areas of technology, price, quality of products and field personnel, equipment availability and facility locations. Because most services are awarded based on competitively quoted bids, price competition remains a significant characteristic of the industry.  Salesmanship and equipment availability are also important factors in securing the award of contracts.  The Company’s ability to offer more technologically advanced services is believed by management to have reduced the extent of the Company’s exposure to severe price competition.  The Company continues to make a conscious effort to compete, not just on price, but also on its ability to offer advanced technology, experienced personnel, and a safe working environment.

          The Company’s growth is dependent upon its ability to attract and retain skilled oilfield, marketing and management personnel.  The competition for such qualified employees is frequently intense and there can be no assurance that sufficient qualified persons will be available at such times as the Company requires their services or that the services of such persons will not be attracted by the Company’s competitors.  Losses of marketing and sales personnel to competitors has adversely affected and could in the future adversely affect the Company’s revenues.

Regulation

          The oil and gas business is a heavily regulated industry.  The Company’s activities are subject to various licensing requirements and minimum safety procedures and specifications, anti-pollution controls on equipment, waste discharge and other environmental and conservation requirements imposed by federal and state regulatory authorities.  Numerous governmental agencies issue regulations to implement and enforce laws which are often difficult and costly to comply with, and the violation of which may result in the revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal proceedings.

          In its operations, the Company is subject to the following statutes, among others:

•
The federal Resource Conservation and Recovery Act and comparable state statutes.  The U.S. Environmental Protection Agency (EPA) and state agencies have limited the approved methods of disposal for some types of hazardous and non-hazardous wastes.  The Company generates wastes, some of which are hazardous wastes.

•
The federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred.

Back to Contents

•
The federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States.  The discharge of pollutants are prohibited unless permitted by the EPA or applicable state agencies.  In addition, the Oil Pollution Act of 1990 as amended by the Coast Guard Authorization Act of 1996, imposes a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States.

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

Employees

          As of March 1, 2005, the Company employed approximately 337 persons on a full-time basis. Of the Company’s employees, 19 are management personnel, 16 are administrative personnel and 302 are operational personnel.  None of the Company’s employees is represented by a labor union, and the Company is not aware of any current activities to unionize its employees.  Management of the Company considers the relationship between the Company and its employees to be good.

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

Back to Contents

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

          With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions.  Forward-looking statements include, but are not limited to, the matters described below as risk factors, as well as under “Item 1.  Business - General,” “- Principal Customers and Marketing,” “-Operating Hazards and Insurance,” “--Competition,” and “--Regulation.” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - General,” “-Twelve-Month Periods Ended December 31, 2004 and 2003”, “-Twelve-Month Periods Ended December 31, 2003 and 2002”, “-Possible Future Impairment of Long-Lived Assets,” “- Liquidity and Capital Resources,” “-Significant Accounting Policies” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”  Such forward-looking statements relate to the Company’s ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company’s assets or other business combination transaction involving the Company, the ability of the Company to negotiate acceptable terms and conclude a transaction with an affiliate of Lincolnshire Management, Inc. for a sale of the Company, the ability of the Company to raise additional debt or equity capital to meet its requirements and to obtain additional financing when required, the ability of the Company to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to implement and, if appropriate, expand a cost-cutting program, the ability of the Company to compete in the premium oil and gas services market, the ability of the Company to re-deploy its equipment among regional operations if and when required, and the ability of the Company to provide services using state of the art tooling.  The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company.  Material declines in the prices for oil and gas can be expected to adversely affect the Company’s revenues.  The Company cautions readers that various risk factors described below could cause the Company’s operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company’s financial condition and its ability to pursue its business strategy and plans.  Risk factors that could affect the Company’s revenues, profitability and future business operations include, among others, the following:

Back to Contents

Risks Related to the Company

          Restrictions On Operations Imposed by Lenders; Borrowings Secured by Substantially All the Company’s Assets.  The Company has outstanding at December 31, 2004 senior secured indebtedness aggregating approximately $7.9 million under its Restated Credit Agreement with General Electric Capital Corporation (“GECC”).  This indebtedness is collateralized by substantially all the Company’s assets.  The instruments governing the Company’s indebtedness to GECC impose significant operating and financial restrictions on the Company.  Failure to maintain compliance with these covenants could result in the Company being unable to make further borrowings under its revolving credit arrangement with GECC which borrowings are necessary to enable the Company to fund its ongoing operations.  The financial covenants prohibit the Company from making capital expenditures in any fiscal year in an aggregate amount exceeding $3.0 million and require the Company to have at the end of each fiscal quarter commencing with the quarter ending December 31, 2004 a ratio of EBITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, for the twelve months then ended of 1.5 to 1.0.  For the purpose of such calculation, fixed charges for the twelve months ended December 31, 2004 are calculated as the fixed charges for the quarter ended December 31, 2004 multiplied by four, fixed charges for the twelve months ended March 31, 2005 are calculated as the fixed charges for the six months ended March 31, 2005 multiplied by two, and fixed charges for the twelve months ended June 30, 2005 are calculated as the fixed charges for the nine months  ended June 30, 2005 multiplied by one and one-third.  Such restrictions, as well as various other affirmative and negative covenants in the Credit Agreement, affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions.  These restrictions also limit the ability of the Company to effect future financings, make certain capital expenditures, withstand a downturn in the Company’s business or economy in general, or otherwise conduct necessary corporate activities.  The Credit Agreement places restrictions, and under certain circumstances prohibitions, on the Company’s ability to borrow money under the revolving credit provisions of the Credit Agreement.  The Company’s ability to borrow under this revolving credit arrangement is necessary to fund the Company’s ongoing operations and a default under the Credit Agreement could impair or terminate the Company’s ability to borrow funds under the revolving credit provisions.   If the Company were to default on its indebtedness owing to GECC and such indebtedness was accelerated so as to become due and immediately payable, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the Company’s other liabilities.  In addition, the acceleration of the Company’s indebtedness owing to GECC would constitute a default under other indebtedness of the Company owing to other creditors, which may result in such other indebtedness also becoming immediately due and payable. Under such circumstances, the holders of the Company’s Common Stock may realize little or nothing on their investment in the Company.

Back to Contents

          On various occasions in the past, the Company was in violation of covenants contained in the Company’s Credit Agreement with GECC entered into in on September 14, 2001.  There can be no assurance that the Company will not again violate certain of the covenants of its existing Credit Agreement.

          Substantial Dilution.  The Company has outstanding as of February 28, 2005, common stock purchase warrants, options and convertible notes which, including accrued interest that is also convertible, are entitled to purchase or be converted into an aggregate of 135,256,461 shares of the Company’s Common Stock at exercise and conversion prices ranging from $0.75 to $2.63.  Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on February 28, 2005, would represent 8.5% of the shares outstanding on a fully diluted basis.  Of the Company’s outstanding common stock purchase warrants, options and convertible notes, including interest, 135,251,461 shares of Common Stock are issuable at an exercise or conversion price of $0.75 per share.   At February 28, 2005, the exercise price of the warrants exceeded the market price of the Company’s Common Stock on the OTCBB (Over the Counter Bulletin Board).

          The Company’s convertible notes outstanding in the principal amount of $23.0 million as of December 31, 2004, accrue interest at the rate of 15% per annum.  Under the terms of the Company’s Credit Facility, the Company is prohibited from paying interest currently on such indebtedness.  During the year ended December 31, 2004, $3.5 million of interest accrued on such indebtedness which, at a conversion price of $0.75 of accrued interest for one share of the Company’s Common Stock, is convertible into approximately 4.6 million shares.  During the year ending December 31, 2005, the Company expects that an additional $3.5 million of interest will accrue on such notes which at December 31, 2005 will be convertible into approximately 4.6 million additional shares.  As extended, such notes are due and payable on February 13 and February 14, 2008 and, if such notes remain outstanding, can be expected to accrue interest through such time.  As a consequence, in the event the notes and accrued interest were converted, the holders of the Company’s shares outstanding will experience additional potential dilution.

          Dependence on Major Customers.    A large portion of the Company’s revenues has been generated from a relatively small number of companies.  During the year ended December 31, 2004, one customer, Apache Corporation, accounted for 7.4% of the Company’s revenues.  During the year ended December 31, 2003, that same customer accounted for 5.2% of the Company’s revenues.  A significant reduction in business done by the Company with its principal customers, if not offset by revenues from new or existing customers, could have a material adverse effect on the Company’s business, results of operations and prospects.

Back to Contents

          Substantial Control by Principal Investors.  As of February 28, 2005, St. James Capital Partners, L.P., its affiliated entity SJMB, L.P., (such limited partnerships are collectively referred to as the “St. James Partnerships”) and Charles E. Underbrink, Chairman of both of the general partners of the St. James Partnerships, held directly or indirectly 5,157,481 shares of Common Stock, representing approximately 41.3% of the Company’s shares outstanding.  As of February 28, 2005, the subordinated promissory notes of the Company, including accrued interest, convertible at a per share conversion price of $0.75 of principal and interest, were convertible into an aggregate of approximately 53,902,477 shares of Common Stock.  As of February 28, 2005 warrants exercisable at $0.75 per share to purchase an aggregate of approximately 70,761,185 shares of Common Stock were outstanding.  In the event of the conversion of the principal of and accrued interest on the notes and exercise of the warrants and including the 5,157,481 shares held by the St. James Partnerships and Mr. Underbrink, such persons would hold an aggregate of 90,142,987 shares representing approximately 92.5% of the Company’s shares of Common Stock then outstanding, as of February 28, 2005.  Other holders (collectively referred to as the “Other Subordinated Debtholders”), of the Company’s other outstanding subordinated promissory notes, including accrued interest outstanding as of February 28, 2005, which are convertible at a per share conversion price of $0.75 of principal and interest, have the right to convert the principal and accrued interest on their notes into an aggregate of approximately 4,012,491 shares of Common Stock and hold in the aggregate warrants exercisable at $0.75 per share to purchase an additional 14,435,000 shares of Common Stock.  The St. James Partnerships also have certain additional contractual rights which, among other things, give to the St. James Partnerships the right to nominate two persons for election to the Company’s Board of Directors, certain preferential rights to provide future financings for the Company, subject to certain exceptions, prohibitions against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the St. James Partnerships.  As of February 28, 2005, two of the Company’s three Directors are a principal or employee of the general partners of the St. James Partnerships.  The foregoing gives the St. James Partnerships and Mr. Underbrink, as well as the Other Subordinated Debtholders, the ability to exert significant influence over the business and affairs of the Company.  The interests of the St. James Partnerships and Mr. Underbrink and the Other Subordinated Debtholders may not always be the same as the interests of the Company’s other securityholders.

          Dependence on Key Personnel.  The Company’s success depends on, among other things, the continued active participation of William L. Jenkins, President, Danny R. Thornton, Vice-President, Wireline Services, and certain of the Company’s other officers and operating personnel.  The loss of the services of any one of these persons could have a material adverse effect on the Company.  The Company has entered into employment agreements with each of its executive officers, including Messrs. Jenkins (through January 1, 2008) and Thornton (through April 1, 2006), and has purchased “key-man” life insurance with respect to Messrs. Jenkins and Thornton.

Back to Contents

          Material Charges to Operations.  In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows over the life of the assets are less than the asset’s carrying amount. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company must assess annually the potential of impairment of the carrying value of its goodwill and other indefinite-lived intangible assets.  If circumstances indicate that an impairment has occurred, the assessment must be performed more frequently.

          In 2003, in connection with the Company’s plans to dispose of its directional drilling division, management analyzed under SFAS No. 142 the carrying value of its goodwill carried on its balance sheet arising out of the 1997 acquisition of Diamondback Directional, Inc and Phoenix Drilling Services in 1998.  This analysis resulted in a charge to operations for the year ended December 31, 2003 in the amount of approximately $1.7 million.

          There can be no assurance that the Company will not experience further impairment charges in the future which could adversely affect its operating results.

Risks Related to the Oil and Gas Well Service Business

          Intense Competition.  The wireline oil and gas well service business is an intensely competitive and cyclical business.  A number of large and small contractors provide competition in all areas of the Company’s business.  The wireline service trucks and other equipment used are mobile and can be moved from one region to another in response to increased demand.  Many of the Company’s competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, and to acquire new equipment.    Competition exists not only for revenues but also for employees and the loss of marketing or sales or other employees can lead to a loss of revenues.  Strong and stable market conditions and the Company’s ability to meet intense competitive pressures are essential to the Company’s maintaining a positive liquidity position and meeting debt covenant requirements.  Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance of its debt covenants and the triggering of the prepayment clauses of the Company’s debt.

Back to Contents

          Fluctuations in Levels of Prices for Oil and Natural Gas; Possible Adverse Impact on the Company’s Revenues.  The business environment for the Company and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures.  These expenditures are influenced strongly by oil and natural gas production company expectations about the supply and demand for oil and natural gas, energy prices, and finding and development costs.  Petroleum supply and demand, pricing, and exploration and development costs, in turn, are influenced by numerous factors including, but not limited to, the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, hostilities, strikes and other disruptions affecting the production of oil and natural gas as well as the delivery of those commodities, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors.  Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, the activities of OPEC, market uncertainty and a variety of additional factors that are beyond the Company’s control.

          Industry activity in the form of active drilling rig activity in the continental United States materially impacts the results in the Company’s wireline business. The Company’s revenues tend to increase and decrease as the active oil and gas well drilling rig count increases and decreases.  Oil and natural gas prices materially affect the numbers of oil and gas wells drilled during any given period of time and the number of active drilling rigs in operation during the period.  There can be no assurance that there will be a continued improvement in oil and natural gas prices and active rig counts or that the current levels of prices and rig counts will be maintained. There can be no assurance that the  improvement in prices as has occurred will enable the Company to operate profitably or that the Company will continue to experience an ongoing increase in the demand for and utilization of its services.  Future declines in oil and natural gas prices can be expected to adversely impact the Company’s revenues.

          Possible Scarcity of Trained and Other Personnel.  The operation of the wireline and other oil and gas well service equipment utilized by the Company requires the services of employees having the technical training and experience necessary to obtain the proper operational results.  The Company’s operations are to a considerable extent dependent upon the continuing availability of personnel with the necessary level of training and experience to adequately operate its equipment.  In addition, the Company’s sales personnel are largely responsible for assuring satisfactory relationships with customers and furthering the Company’s ability to bid for and obtain contracts to provide further services.  In the event the Company should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment and sales experience and ability, its operations could be adversely affected.  While the Company believes that its wage rates and compensation policies are competitive and that its relationship with its workforce is good, a significant increase in the wages or compensation paid by other employers could result in a reduction in the Company’s workforce, increases in wage and compensation rates, or both.  If either of these events occurred for a significant period of time, the Company’s revenues could be impacted.  There can be no assurance that the Company’s operations and a continued improvement in its revenues may not be adversely affected by a scarcity of operating and other personnel.

Back to Contents

                    Operating Hazards and Uninsured Risks.  The Company’s insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its operations.   Oil and gas well service operations are subject to the many hazards inherent in the oil and gas drilling and production industry.  These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations.  The Company maintains insurance protection as it deems appropriate, but injuries and losses may occur under circumstances not covered by the Company’s insurance.

                    Seasonality and Weather Risks.  The Company’s operations are subject to seasonal variations in weather conditions, daylight hours and favorable weather conditions for its off-shore wireline operations.  Offshore wireline service activities can be materially adversely affected by tropical storm and hurricane activity.  Since the Company’s activities take place outdoors, the average number of hours worked per day, and therefore the number of wells serviced per day, generally is less in winter months than in summer months, due to an increase in snow, rain, fog and cold conditions and a decrease in daylight hours.  Furthermore, demand for the Company’s wireline services by oil and gas companies in the first quarter is generally lower than at other times of the year.  As a result, the Company’s revenue and gross profit during the first quarter of each year are typically low as compared to the other quarters.

Item 2.  Properties

          The Company leases 5,000 square feet of office space in Columbus, Mississippi for a five-year term expiring on December 31, 2006 for its executive offices.  The monthly rental is $5,000, plus electric and gas utilities.

          The Company maintains district offices at 16 locations throughout its service area and a manufacturing facility in Laurel, Mississippi.  The aggregate annual rental for these facilities is approximately $434,000.  Of such facilities, three are owned by the Company and the others are leased with rental periods of from a month-to-month basis to five years.    The Company believes that all of the facilities are adequate for its current requirements.

Back to Contents

Item 3.  Legal Proceedings

          The Company is a defendant in a number of legal proceedings which it considers to be ordinary routine litigation that is incidental to its business.  The Company does not expect to incur any material liability as a consequence of such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

Back to Contents

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Quotations for the Company’s Common Stock appeared in the OTC Bulletin Board® under the trading symbol BWWL through March 22, 2005.  The following table sets forth the bid prices for the Company’s Common Stock for the periods indicated as provided by the OTC Bulletin Board:

	Bid Prices

2003	High	Low

First Quarter	$0.40	$0.10
Second Quarter	$0.50	$0.24
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.44	$0.24

	Bid Prices

2004	High	Low

First Quarter	$0.39	$0.25
Second Quarter	$0.40	$0.10
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.20	$0.10

	Bid Prices

2005	High	Low

First Quarter (through March 22)	$0.27	$0.15

          There is very limited trading activity in the Company’s Common Stock.  There can be no assurance that there will be an active trading market for its Common Stock at the time a stockholder should seek to sell his or her shares.  By reason of this limited trading activity, the quoted prices for the Company’s Common Stock are subject to wide fluctuations on very limited trading activity in the Common Stock.

Back to Contents

          The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions.  On March 22, 2005, the closing bid quotation for the Common Stock, as reported by the OTC Bulletin Board, was $0.20.

          As of March 22, 2005, the Company had approximately 426 shareholders of record and believes it has in excess of 500 beneficial holders of its Common Stock.

Dividends

          The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.  The Company is prohibited from paying dividends under the terms of its outstanding loan agreements.

Recent Sales of Unregistered Securities

          During the year ended December 31, 2004, the Company did not sell any securities not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

          Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), repurchased any shares of the Company’s Common Stock during the quarter ended December 31, 2004.

Back to Contents

Item 6.  Selected Financial Data

          Set forth below is certain financial information for each of the five years ended December 31, 2004 taken from the Company’s audited financial statements.  Prior period income statement items have been restated for continued operations:

	December 31,

	2004	2003	2002	2001	2000

Revenues(1)	$53,686,837	$45,756.892	$34,093,891	$39,681,966	$21,636,566
Income (loss) from continuing operations	$4,629,943	$1,386,013	$(4,172,737)	$4,064,163	$(1,181,202)
Net income (loss) per common share – diluted	$(0.14)	$(0.44)	$(0.62)	$0.40	$(0.55)
Current assets	$15,665,316	$16,034,796	$16,117,226	$17,366,491	$14,102,082
Total assets	$30,109,230	$41,401,429	$49,671,109	$50,480,875	$42,874,974
Current liabilities	$8,789,469	$64,438,946	$20,176,408	$16,829,220	$58,653,433
Total Liabilities(2)	$55,317,864	$64,905,423	$67,719,554	$61,128,274	$58,753,433
Cash Dividends	-0-	- 0 -	- 0 -	- 0 -	- 0 -

(1)	See Note 5 to Notes to Financial Statements for information regarding acquisitions made by the Company.
(2)	See Note 9 to Notes to Financial Statements for information relating to the Company’s outstanding indebtedness.

Back to Contents

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

          The Company’s results of operations are affected primarily by the extent of utilization and rates paid for its wireline services and equipment.  The energy services sector is completely dependent upon the upstream spending by the oil and natural gas exploration and production side of the industry.  A decline in oil and gas commodity prices can be expected to result in a decline in the demand for the Company’s services and equipment.  The Company believes that information regarding the count of active drilling rigs in use in the continental United States as well as offshore in the Gulf of Mexico can be used as an indicator of current likely demand for oil and gas well services.  Fluctuations in oil and gas commodity prices is frequently followed by fluctuations in the number of active drilling rigs.  The Company showed improvement in revenues during 2004 over 2003 and 2002 reflecting the increased count of active drilling rigs during those years.    Inasmuch as oil and gas commodity prices are subject to frequent material fluctuations, there can be no assurance that the Company’s revenues in 2005 will equal or exceed its revenues in 2004 and prior years.  There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services or that the Company will achieve profitability.

Operating Results

          The following table sets forth the Company’s revenues from its continuing operations for each of the years ended December 31, 2004, 2003, and 2002 (in thousands).

	2004	2003	2002

Wireline Services	$53,687	$45,757	$34,094

Back to Contents

          Oil and natural gas commodity prices declined throughout much of 2001, impacting the Company’s operations in the fourth quarter of 2001 and into 2002.  Throughout much of 2002, oil and gas prices improved resulting in improved demand for the Company’s services, however, this improved demand and greater revenues to the Company were insufficient to enable the Company to operate profitably.  Revenues for 2003 increased by approximately 15.7% over the year 2002 levels.  During  2003, the Company benefited from increased oil and natural gas prices which resulted in an increase in demand for the Company’s wireline services, mainly in the second and third quarters of 2003, this resulted in an approximately 34.2% increase in wireline services revenues.  Oil and natural gas commodity prices remained strong throughout 2004 which further aided in improving the Company’s revenues from wireline operations during the year ended December 31, 2004, resulting in an approximately 17.3% increase in wireline service revenues.  The Company’s third and fourth quarter operating results in 2004 were favorably impacted as a consequence of the completion of the sale of the Company’s directional drilling business.  There can be no assurance that in the current oil and natural gas prices will be sustainable, that such improvement in prices as has occurred will enable the Company to maintain in 2005 the level of revenues realized in 2004 and 2003, or that the Company will be able to operate profitably in 2005.  Future declines in oil and natural gas prices can be expected to adversely impact the Company’s revenues.  See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and the risk factors described thereunder.

Twelve Month Periods Ended December 31, 2004 and 2003

          Revenues from continuing operations increased by approximately $7.9 million or 17.3 % to $53.7 million for the year ended December 31, 2004 as compared to revenues from continuing operations of $45.7 million for the year ended December 31, 2003.  The increase in revenues in 2004 from 2003 was primarily due to the increased demand for the Company’s services which primarily resulted from increased drilling activity, evidenced by the higher rig count and continued high prices for oil and natural gas.

          Operating costs increased by $4.0 million for the year ended December 31, 2004, as compared to 2003.  This increase was due primarily to the increase in revenues of the Company and the level of its operations in 2004 as compared to 2003.  Salaries and benefits increased by approximately $1.8 million for 2004 as compared to 2003.  This was due primarily to the Company’s increased employee base.  Operating costs as a percentage of revenues decreased to 64.1 % in 2004 from 66.6 % in 2003 primarily because of the increased utilization of the Company’s assets as well as increases in pricing of the Company’s services.  The increases in pricing were largely the outgrowth of and were dependent upon the increase in demand for services in the oil and gas well services sector.

          In 2004, the Company recorded a $1.4 million writedown related to the impairment of its directional drilling assets resulting from the sale of these assets.

          Selling, general and administrative expenses increased by approximately $209,000 to $9.5 million in 2004.  As a percentage of revenues, selling, general and administrative expenses decreased to 17.6 % in 2004 from 20.2 % in 2003, primarily as a result of the increased revenue level generated in 2004 which did not require a corresponding increase in selling, general and administrative expenses.

Back to Contents

          Depreciation and amortization increased from $4.7 million in 2003 to $5.2 million in 2004, primarily because of the increase in the Company’s asset base resulting from capital expenditures in the second half of 2003 and 2004.

          Interest expense and amortization of debt discount decreased by approximately $531,000 for 2004 as compared to 2003.  This was directly related to lower interest rates on outstanding senior debt in 2004 as well as the reduced levels of senior debt outstanding in 2004.

          Net gain on sale of fixed assets decreased in 2004 to a net gain of approximately $53,000 from an approximate $239,000 net gain in 2003. Other income decreased by approximately $98,000 in 2004.

          The provision for income taxes was $0 in 2004 and 2003.   A full valuation allowance has been recorded against the net deferred tax assets generated each year from the net operating losses to be carried forward.

          The Company’s net loss for 2004 was $1.8 million, compared with a net loss of $5.5 million in 2003. The improvement in the Company’s results in 2004 over 2003 was primarily attributable to the increased demand for the Company’s services in 2004 primarily resulting from the improved commodities prices in 2004 and offset by the impairment recorded of $1.4 million resulting from the sale of the directional assets.

Twelve Month Periods Ended December 31, 2003 and 2002

          Revenues from continuing operations increased by approximately $11.7 million or 34.2% to $45.8 million for the year ended December 31, 2003 as compared to revenues of $34.1 million for the year ended December 31, 2002.  Wireline services revenues increased primarily due to the increased demand for the Company’s services.

          Operating costs increased by $5.9 million for the year ended December 31, 2003, as compared to 2002.  This increase was due primarily to the increase in corresponding revenues of the Company as compared to 2002.  Salaries and benefits increased by approximately $3.9 million for 2003 as compared to 2002.  This was due primarily to the Company’s increased employee base as the Company expanded its services to include tubing conveyed perforating and plugging and well abandoning services in the second half of 2002.  Operating costs as a percentage of revenues decreased to 66.6% in 2003 from 71.9% in 2002 primarily because of the increased utilization of the Company’s assets as well as increases in pricing of the Company’s services.

          In 2003, the Company recorded a $3.1 million writedown related to the impairment of its directional drilling assets.

Back to Contents

          Selling, general and administrative expenses increased by approximately $242,000 to $9.3 million in 2003.  As a percentage of revenues, selling, general and administrative expenses decreased to 20.2% in 2003 from 26.4% in 2002, primarily as a result of the increased revenue level generated in 2003 which did not require a corresponding increase in selling, general and administrative expenses.

          Depreciation and amortization decreased by approximately $56,000 in 2003, primarily because of the decrease in capital expenditures in 2003 resulting in a decreased asset base.

          Interest expense and amortization of debt discount decreased by approximately $65,000 for 2003 as compared to 2002.  This was directly related to lower interest rates on outstanding senior debt in 2003 as well as the amortization of senior debt in 2003.

          Net gain on sale of fixed assets increased in 2003 to a net gain of $239,000 from a $105,000 net gain in 2002. Other income increased by approximately $65,000 in 2003.

          The provision for income taxes was $0 in 2003 and 2002.   A full valuation allowance has been recorded against the net deferred tax assets generated each year from the net operating losses to be carried forward.

          The Company’s net loss for 2003 was $5.5 million, compared with a net loss of $7.6 million in 2002. The improvement in the Company’s results in 2003 over 2002 was primarily attributable to the increased demand for the Company’s services in 2003 and offset by the impairment of $3.1 million recorded on the directional assets.

          Liquidity and Capital Resources

          Cash provided by the Company’s operating activities was $3.5 million for the year ended December 31, 2004 as compared to cash provided by operating activities of $10.6 million for the year ended December 31, 2003.  The decrease in cash provided by operating activities was due mainly as a result of the change in the Company’s prepaid assets associated with the financing of insurance premiums, the assignment of current assets and current liabilities in connection with the sale of the directional division and the timing of other current assets and liabilities.  Investing activities of the Company used cash of approximately $7.5 million during the year ended December 31, 2004 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of discontinued operations and fixed assets of $10.7 million.  During the year ended December 31, 2003, acquisitions of property, plant and equipment used cash of $3.1 million offset by proceeds of $685,000 from the sale of fixed assets.  Financing activities during the year ended December 31, 2004 provided cash of $13.6 million offset by principal payments on long-term notes and the Company’s working capital revolving loan of $23.0 million and debt issuance costs of approximately $378,000.  Financing activities provided cash of $5.4 million from borrowings during the year ended December 31, 2003 offset by principal payments on long-term notes and the Company’s working capital revolving loan of $10.3 million and debt issuance costs of approximately $48,000.

Back to Contents

          During the year ended December 31, 2004, the Company expended approximately $841,000 for the acquisition of property, plant and equipment financed under notes payable.  During the year ended December 31, 2003, the Company expended $3.3 million for the acquisition of property, plant and equipment financed under the senior credit facility with General Electric Capital Corporation (“GECC”) and notes payable.

          The Company’s outstanding indebtedness includes primarily senior secured indebtedness aggregating approximately $7.9 million at December 31, 2004, other indebtedness of approximately $2.7 million, and $23.0 million of principal and $17.2 million of accrued interest owing to the St. James Partnerships, Charles E. Underbrink and the Other Subordinated Debtholders.

          The following table sets forth information as of December 31, 2004 with respect to the Company’s known contractual obligations of the types specified below:

	Payments Due By Period

Contractual Obligations	Total	Prior to December 31, 2005	January 1, 2006 to December 31, 2007	January 1, 2008 to December 31, 2010	January 1, 2011 and thereafter

Long Term Debt	$33,552,426	$4,156,770	$6,393,281	$23,002,375	$—
Capital Leases	$—	$—	$—	$—	$—
Operating Leases	$898,967	$449,023	$345,944	$104,000	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-term Liabilities	$—	$—	$—	$—	$—

Back to Contents

          The Company believes that with the extension in November 2004 of its revolving and term credit facility with GECC with an expiration of November 14, 2007, the extension of the maturity of its subordinated indebtedness to February 2008 and the current and projected operating environment of the oil and gas industry, it will be able to meet its 2005 liquidity requirements.  In addition to funding operating expenses, cash requirements for 2005 and 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements.  Such cash requirements are expected to be funded from the Company’s operating cash flows.  For a full discussion of risk factors, please see the “Risks Related to the Company” and “Risk Factors Related to the Oil and Gas Well Service Business”.

          The St. James Partnerships, their general partners and Charles E. Underbrink, who is a Director of the Company and a director of the general partners of the St. James Partnerships, were added as defendants in an amended complaint filed in March 2005 in Texas by two of the limited partners of the St. James Partnerships.  The action was originally instituted in December 2004 against the auditors of the St. James Partnerships. The plaintiffs brought the action as a class action on behalf of all the limited partners of the St. James Partnerships and are seeking class action certification.  No claim has been asserted against the Company and the Company is not a defendant in the action.  However, the complaint and the amended complaint in the action contain allegations that the Company participated with Mr. Underbrink in actions the plaintiffs allege were fraudulent and constituted securities violations.  The Company has not concluded that it is probable that a claim will be asserted against it and does not believe that if a claim is asserted that there is a reasonable possibility that the outcome would be unfavorable to the Company or that any resulting liability would be material to the Company’s financial condition.  In the view of the Company, the allegations in the complaint and amended complaint relating to it to the extent those allegations relate to the Company or its participation in the activities alleged against the defendants are baseless, without factual foundation and untrue.

          GECC Credit Facility.  On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million.  The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto.  The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million.  Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment.  The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate.  The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%.  Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan.  If an event of default has occurred, the interest rate is increased by 2%.  Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.  The Restated Credit Agreement expires on November 14, 2007.

Back to Contents

          Initial borrowings under the Restated Credit Agreement advanced on September 14, 2004 were $8.0 million borrowed under the term loan.  No borrowings were made under the revolving loan during the year ended December 31, 2004.  Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capex loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 million was placed in escrow for the possible repayment of principal and accrued interest on subordinated secured indebtedness and approximately $1.9 million was borrowed to be used by the Company for general corporate purposes. Any funds placed in escrow not used for the repayment of subordinated secured indebtedness were returned to the Company.  Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007.  The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

          Borrowings under the Restated Credit Agreement may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of certain pre-payment fees declining from 3% to 1% in the event the termination or reduction during the first, second or third year of the term of the Restated Credit Agreement, providing a reduced fee is payable in the event the indebtedness is prepaid out of the proceeds of a sale of the Company.  The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment.  The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

          Initial borrowings under the Restated Credit Agreement were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers’ certificates, an opinion of counsel, the extension of the maturity date of approximately $5.4 million principal amount of the Company’s outstanding subordinated notes to a date 90 days after the maturity date of the Restated Credit Facility with no payments of principal or interest to be made prior to that date, and the completion of legal due diligence.  Future advances are subject to the continuing accuracy of the Company’s representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Restated Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Restated Credit Agreement, after giving effect to such advance.  A “material adverse effect” is defined to include an event having a material adverse effect on the Company’s business, assets, operations, prospects or financial or other condition, on the Company’s ability to pay the loans, or on the collateral and also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

Back to Contents

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

Back to Contents

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

          Events of default under the Restated Credit Agreement include, among others, (a) the failure to pay when due principal or interest or fees owing under the Restated Credit Agreement, (b) the failure to perform the covenants under the Restated Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of certain post closing documents, including evidence of key man life insurance on the lives of William Jenkins and Ron Whitter, maintenance of compliance with the financial covenants in the loan agreement and maintenance of compliance with the loan agreement’s negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly un-audited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events.  Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company.  Upon the occurrence of an event of default, the lenders may terminate the Restated Credit Agreement, declare all indebtedness outstanding under the Restated Credit Agreement due and payable, and exercise any of their rights under the Restated Credit Agreement which includes the ability to foreclose on the Company’s assets.

Back to Contents

          There can be no assurance that the Company will be able to remain in compliance with these financial and other covenants or be able to obtain such amendments, consents or waivers of with respect to potential violations of these covenants when required.  The Company’s inability to do so may result in the Company being placed in violation of those financial and other covenants.  The Company can make no assurances that it will remain in compliance with its debt covenants or generate sufficient cash flows to service its debt and fund operations.  Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company’s liquidity position and could result in GECC exercising mandatory prepayment options under the Company’s Restated Credit Agreement.  Should the Company be unable to borrow funds under its Restated Credit Agreement or if prepayment of those borrowings were required, the Company can make no assurances that alternative funding could be obtained.

          Reference is made to the Credit Agreement, filed as an Exhibit  to the Company’s Current Report on Form 8-K for November 14, 2004, for a complete statement of the terms and conditions.

          Subordinated Secured Indebtedness - Note Extensions.     In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders to extend the maturity date of the Company’s outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes.  The remainder of the outstanding principal was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million  outstanding common stock purchase warrants to December 31, 2009.

          All of the debt and interest owed under the subordinated secured promissory notes is subordinated to the Company’s senior credit facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid.

          Substantially all of the Company’s assets are pledged as collateral for the indebtedness outstanding under the subordinated secured promissory notes, which are subordinated in the payment of principal and interest to indebtedness owing to GECC, the Company’s senior lender.

Back to Contents

          Other Indebtedness.  In December 2004, the Company incurred indebtedness of approximately $2.3 million in connection with financing the payment of annual insurance premiums in that amount.  The indebtedness is payable in monthly installments ending in September 2005.

Possible Future Impairment of Long-Lived Assets

          In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset’s carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections use a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

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

Recently Issued Accounting Pronouncements

          On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact.

Back to Contents

          EITF Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” provides guidance regarding the application of paragraph 42 of Statement 144 (AC Section I14) in determining whether to report discontinued operations and is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004.  The Company is currently evaluating this proposed statement and its effects on its results of operations.

          In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using. Certain stock awards may be considered liabilities instead of equity components under Statement 123(R).

          Statement 123(R) allows for two alternative transition methods.  The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R).  The second method is the modified retrospective application, which requires that the Company restates prior period financial statements.  The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.  The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

          In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

Back to Contents

          In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46R to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46R. The adoption of FIN 46R had no effect on the Company’s financial statements.

Inflation

          The Company’s revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas.  Inflation did not have a significant effect on the Company’s operations in 2004.

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

Back to Contents

          The Company’s inventory consisted of tool components, sub-assemblies and expendable parts used in directional oil and gas well drilling activities.  Components, sub-assemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts.  The Company’s classification and treatment is consistent with industry practice.  The directional oil and gas well drilling division was sold in 2004.

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

          Property and equipment are carried at original cost less applicable depreciation.  Depreciation is recognized on the straight line basis over lives ranging from two to ten years.  Major renewals and improvements are capitalized and depreciated over each asset’s estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts.  Warrants are valued based upon an independent valuation.  The amount by which the value based upon the independent valuation exceeds the face value of the warrant issued is amortized as interest expense over the life of the related debt instrument.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          From time to time, the Company holds financial instruments comprised of debt securities and time deposits.  All such instruments are classified as securities available for sale.  The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes.  The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations.  The Company manages these funds accordingly.  The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return.  The Company’s market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers.  The Company typically invests in investment grade securities with a term of three years or less.  The Company believes that any exposure to interest rate risk is not material.  At December 31, 2004 the Company held no investments.

Back to Contents

          Under the Credit Facility with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate.  Assuming the Company’s level of borrowings from GECC at December 31, 2004 remained unchanged throughout 2005, if a 100 basis point increase in interest rates under the Credit Agreement from rates in existence at December 31, 2004 prevailed throughout the year 2005, it would increase the Company’s 2005 interest expense by approximately $79,000.

Item 8.  Financial Statements and Supplementary Data

          Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                    No disclosure is required in response to this Item 9.

Back to Contents

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

Item 9B.  Other Information

          No information is required to be disclosed in response to this Item 9B.

Back to Contents

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The following table contains information concerning the current Directors and executive officers of the Company:

Name	Age	Position

William L. Jenkins	51	President, Chief Executive Officer and Director

Danny R. Thornton	53	Vice-President

Ron E. Whitter	43	Chief Financial Officer

Charles E. Underbrink	50	Director

James H. Harrison	36	Director

          William L. Jenkins has been President, Chief Executive Officer and a Director of the Company since March 1989.  From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Welex - A Halliburton Company, in the South and Southwest.  From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc., as a consultant, providing services to a number of oil and gas companies.  During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including a predecessor of the Company, of which he served as Secretary/Treasurer until 1988.  Mr. Jenkins has over twenty years’ experience in the oil field service business.  Mr. Jenkins is Mr. Thornton’s brother-in-law.

          Danny R. Thornton is a Vice-President of the Company and has been employed by the Company since March 1989.  From 1982 to March 1989, Mr. Thornton was the president and a principal stockholder of Black Warrior Mississippi, the Company’s operational predecessor.  Mr. Thornton has been engaged in the oil and gas services industry in various capacities since 1978.  His principal duties with the Company include supervising and consulting on the Company’s onshore wireline operations.  Mr. Thornton is Mr. Jenkins’ brother-in-law.

                    Ron E. Whitter is the Chief Financial Officer of the Company and has been employed in that capacity since August 1999.  Prior to joining the Company, Mr. Whitter was employed by Oil States as Controller.  From 1987 until 1993, Mr. Whitter was employed by Norfolk Energy as Financial Accounting Manager and was employed by Transco Energy from 1985 to 1987.

Back to Contents

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

          The Company has agreed that one person designated by the St. James Partnerships will be nominated for election to the Company’s Board of Directors.

Audit Committee and Audit Committee Financial Expert

          The Company’s Board of Directors has appointed an Audit Committee consisting of Messrs. Jenkins, Underbrink and Harrison.  The Company’s Audit Committee, among other things, meets with its independent accountants to review its accounting policies, internal controls and other accounting and auditing matters; approves the engagement of the Company’s independent accountants; and reviews the engagement and fees relating to the scope of the annual audit, special audit work and non-audit services which may be recommended or required by the independent accountants.  The Company’s securities are not listed on a registered national securities exchange or in an automated inter-dealer quotation system and, accordingly, it is not subject to the listing standards imposed by rules adopted under the U.S. Securities Exchange Act of 1934, as amended, relating to audit committees.

          The Company’s Board of Directors has determined that it does not have an Audit Committee Financial Expert serving on its Audit Committee.  The Company does not have an Audit Committee Financial Expert serving on its Audit Committee because at this time the limited magnitude of its revenues and operations does not, in the view of its Board of Directors, justify or require that it obtain the services of a person having the attributes required to be an Audit Committee Financial Expert serving on its Board of Directors and Audit Committee.  The Board of Directors may in the future determine that a member elected to the Board in the future has the attributes to be determined to be an Audit Committee Financial Expert.

Back to Contents

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and beneficial owners of more than ten percent (10%) of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  To the best of the Company’s knowledge, based solely on a review of such reports as filed with the Securities and Exchange Commission, all such persons have complied with such reporting requirements during the Company’s most recent fiscal year.

Code of Ethics

          The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer.  A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11.   Executive Compensation

Executive Compensation - General

          The following table sets forth the compensation paid or awarded to the President and Chief Executive Officer of the Company and each other executive officer of the Company who received compensation exceeding $100,000 during 2004 for all services rendered to the Company in each of the years 2004, 2003, and 2002.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	Long-Term Incentive Payouts	All Other Compensation

William L. Jenkins	2004	$350,000	$147,544				$66,384	(1)(2)(3)
President	2003	$361,667	$73,555				$86,607	(1)(2)(3)
	2002	$363,333					$83,607	(1)(2)(3)

Danny R. Thornton	2004	$115,000	$7,012				$9,000	(2)
Vice President	2003	$115,000	$53,589				$9,000	(2)
	2002	$115,000	$7,153				$6,000	(2)

Ron E. Whitter	2004	$128,333					$9,000	(2)
Chief Financial Officer	2003	$102,042					$9,000	(2)
	2002	$93,750					$6,000	(2)

Footnotes on following page.

Back to Contents

(1)	Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)	Includes automobile allowance paid to Messrs. Jenkins, Thornton and Whitter.
(3)	Includes loans forgiven under Mr. Jenkins’ January 1, 2002 employment agreement.

          Compensation Decisions.  The Company’s full Board of Directors acts on matters involving the compensation of the Company’s President and Chief Executive Officer.  Mr. Jenkins acts on matters concerning executive officer compensation other than to himself.   Mr. Jenkins does not participate as a Director in board actions regarding his compensation.    The Company’s Board of Directors also acts on matters involving the grant of options under the Company’s option plans other than the 2000 Stock Incentive Plan.  Messrs. Jenkins and Harrison have been appointed to the option committee under the 2000 Stock Incentive Plan.  At the present time, a compensation committee of the Board of Directors has not been appointed.

Stock Option Exercises and Holdings at December 31, 2004.

          The following table provides information with respect to the above named executive officers regarding Company options exercised during the year ended December 31, 2004 and options held at December 31, 2004 (such officers did not exercise any options during the most recent fiscal year).

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options At December 31, 2004 (1)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

William L. Jenkins	-0-	-0-	3,000,000	-0-	-0-	-0-
Danny R. Thornton	-0-	-0-	1,250,000	-0-	-0-	-0-
Ron E. Whitter	-0-	-0-	400,000	-0-	-0-	-0-

(1)	Based on the closing sales price on December 31, 2004 of $0.17.

No options were granted to the above named executive officers during 2004.

Other Plans

          The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.

Back to Contents

Employment Agreements

          On March 16, 2005, the Company entered into an extension through January 1, 2008 of its employment agreement with Mr. William L. Jenkins, its President and Chief Executive Officer on substantially the same terms.  Under the agreement, Mr. Jenkins serves as the Company’s President, Chief Executive Officer and a Director.  Under the agreement, Mr. Jenkins receives a base salary of not less than $350,000 per year.  If the Company achieves, during any calendar quarter during the period of Mr. Jenkins’ employment, a ratio of EBITDA to sales of 20% or more, Mr. Jenkins will be paid a bonus for the quarter of 1% of the Company’s EBITDA during the quarter.  In the event of a Change of Control, as defined, the Company agrees that the employment agreement will terminate and Mr. Jenkins will be paid a sum equal to three times the compensation paid to Mr. Jenkins during the twelve months preceding the Change of Control.  A Change of Control is defined in the agreement as any of the following occurring after January 1, 2005: any person or group of persons acquiring 20% or more of the outstanding shares of voting capital stock of the Company, the sale of more than 25% of the assets of the Company in a single or series of related transactions, a merger of the Company with any other person or firm, a change, during any period of twelve consecutive calendar months, in the individuals who were Directors at the beginning of such period (including Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) and such persons cease for any reason other than death or disability to constitute a majority of the Directors then in office, St. James Capital Corp. ceases to be the general partner, managing partner or otherwise ceases to control St. James Capital Partners, L.P. or SJMB, L.L.C. ceases to be the general partner, managing partner or otherwise ceases to control SJMB, L.P.  In the event of Mr. Jenkins’ death, subject to any restrictions contained in the Company’s credit agreement with General Electric Capital Corporation, the Company’s senior secured lender, the Company agreed to repurchase the shares and options held by Mr. Jenkins at the fair market value of the shares, as to shares repurchased, and the difference between the fair market value and the option exercise price, as to options repurchased.  Under the agreement, the fair market value is the average of the mid-point between the bid and asked prices for the Company’s common stock for the twenty trading days preceding death.  The Company also restated its prior agreement to pay to Mr. Jenkins in the event of a sale of the Company or a significant division thereof, a bonus equal to 1% of the gross sale proceeds or gross value of any stock received, subject to a maximum payment of $500,000.  The Company’s employment agreement further provides that while in the employ of the Company and thereafter Mr. Jenkins will not divulge or use any confidential information of the Company and during the term of his employment will not engage in activities in competition with the Company.

          The Company agreed to keep in full force and effect and Mr. Jenkins is entitled to participate in all employee benefit plans in effect on the date of the agreement or other arrangements with at least equivalent benefits.  Mr. Jenkins is also entitled to the same benefits package as the other employees of the Company.

Back to Contents

          The Company has entered into a five-year employment agreement terminating on April 1, 2006 with Danny R. Thornton, Vice President, Operations, of the Company.  Under his agreement, Mr. Thornton receives base compensation of $115,000 per year.  On each anniversary date of the agreement, the Company and Mr. Thornton agree to renegotiate the base salary taking into account the rate of inflation, overall profitability and the cash position of the Company, the performance and profitability of the area for which Mr. Thornton is responsible and other factors.  The agreement contains restrictions on Mr. Thornton engaging in activities in competition with the Company during the term of his employment.  The agreement also contains provisions, added by an amendment in 2003, whereby in the event of a change of control of the Company, Mr. Thornton is to be paid a sum equal to his total annual compensation as in effect for the twelve months preceding the change of control.  A change of control is defined under the agreement the same as under Mr. Jenkins’ contract described above with the addition of a provision that if Mr. Jenkins ceases to be President, Chief Executive Officer, a Director or an employee of the Company, a change of control will have occurred for the purposes of the agreement.

          On September 17, 2004, the Company entered into a three-year employment agreement, effective September 1, 2004, with Mr. Ron E. Whitter, its present Chief Financial Officer.  Under the agreement, Mr. Whitter agrees to serve as the Company’s Chief Financial Officer for the term of the agreement.  His compensation under the agreement is $135,000 per year plus a one-time signing bonus of $25,000.  Mr. Whitter’s compensation is to be reviewed on each anniversary date of the agreement for possible adjustments in line with the policies and practices of the managers and officers of the Company.  In addition to his salary, Mr. Whitter receives a $750 monthly car allowance.  The agreement restricts Mr. Whitter from being employed or associated with any person engaged in the operation of a wireline or directional drilling business in the general business area of the Company for the duration of his employment.  The agreement also contains provisions whereby in the event of a change of control of the Company, Mr. Whitter is to be paid a $125,000.  A change of control is defined under the agreement the same as under Mr. Jenkins’ contract described above with the addition of a provision that if Mr. Jenkins ceases to be President, Chief Executive Officer, a Director or an employee of the Company, a change of control will have occurred for the purposes of the agreement.

          In the event of a sale of the Company or a sale of substantially all of the assets of the Company, the Company shall either (i) cause the purchaser to assume its rights and obligations under the agreement, or (ii) terminate the agreement and pay to Mr. Whitter an early termination fee equal to fifty (50%) percent of the compensation due to Mr. Whitter during the remainder of the term of the agreement.

Back to Contents

          Mr. Whitter is also entitled to the same benefits package as the other employees of the Company and, so long as the senior executives of the Company receive company-paid family health coverage, Mr. Whitter shall receive the same benefit.

Directors’ Compensation

          Non-employee Directors of the Company are authorized to receive compensation in the amount of $5,000 each quarter.  In addition, the Company’s Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

          Under the Company’s Stock Incentive Plan, on the date of each annual meeting of stockholders held after January 1, 2000, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board of Directors and each individual who is to continue to serve as a non-employee Board member is automatically granted a Non-Statutory Option to purchase 5,000 shares of the Company’s Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.  No options were granted during 2003 under the automatic grant provisions of the Plan because no annual meeting of stockholders was held.  Upon his election to the Board in February 2003, Mr. Harrison declined the automatic option grant of 50,000 shares.  No meeting of stockholders was held in 2004.

Back to Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 1, 2005 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock, (b) by each of the Company’s Directors and executive officers named in response to Item 11 of this Annual Report, and (c) by all Directors and executive officers as a group.  As of March 1, 2005, the Company had 12,499,528 shares of Common Stock outstanding.

Name and Address (1)(2)	Number of Shares Owned	Percentage of Outstanding Shares(3)

William L. Jenkins	5,708,252 (4)	31.4%

Danny R. Thornton	1,250,666 (5)	9.1%

Ron E. Whitter	400,000(6)	3.1%

Charles E. Underbrink c/o St. James Capital Corp. 4299 San Felipe Suite 120 Houston, TX 77027	103,935,880(7)	93.4%

James H. Harrison c/o St. James Capital Corp. 4299 San Felipe - Suite 120 Houston, TX 77027	89,313,321(8)	92.3%

St. James Partnerships(9) 4299 San Felipe - Suite 120 Houston, Texas 77027	89,313,321 (10)	92.3%

Bendover Corp. Alan W. Mann M. Dale Jowers 1053 The Cliffs Blvd. Montgomery, TX 77356	3,314,235(11)	26.6%

All Directors and Officers as a Group (5 persons)	111,294,798	94.0%

Footnotes on following page.

Back to Contents

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

(2)	Unless otherwise indicated, the address for each of the above is c/o Black Warrior Wireline Corp., 100 Rosecrest Lane, Columbus, Mississippi 39701.
(3)	The percentage of outstanding shares calculation is based upon 12,499,528 shares outstanding as of March 1, 2005, except as otherwise noted.
(4)	Includes 3,000,000 shares issuable on exercise of options and 2,500,000 shares issuable on exercise of warrants.
(5)	Includes 1,250,000 shares issuable on exercise of an option.
(6)	Includes 400,000 shares issuable on exercise of an option.
(7)
Mr. Underbrink is Chairman of St. James Capital Corp. and SJMB, L.L.C.  St. James Capital Corp. and SJMB, L.L.C. are the general partners of St. James Capital Partners, L.P. (“SJCP”) and SJMB, L.P., (“SJMB”), respectively.  Includes an aggregate of 5,017,481 shares held directly by SJMB and 140,000 shares held directly or indirectlyby Mr. Underbrink. Also includes 84,295,840 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2005 deemed held beneficially by Mr. Underbrink because of his relationships with the St. James Partnerships.  Also includes 14,482,559 shares issuable on exercise of warrants and conversion of notes and accrued interest through March 1, 2005 held directly or indirectly by Mr. Underbrink, .

(8)
Mr. Harrison is Chief Financial Officer of St. James Capital Corp. and SJMB, L.L.C., the general partners of SJCP and SJMB, respectively.  Includes shares issuable to SJCP and SJMB on exercise of warrants and conversion of notes and accrued interest through March 1, 2005 that may be deemed held beneficially by Mr. Harrison because of his relationships with SJCP and SJMB.  Mr. Harrison disclaims a beneficial ownership of such securities.  Other than the holdings of SJCP and SJMB in which Mr. Harrison disclaims a beneficial interest, Mr. Harrison holds no shares in which he has a direct or indirect beneficial interest.

(9)	The St. James Partnerships include St. James Capital Partners, L.P. and SJMB, L.P.
(10)
(a)  Includes 5,017,481 shares held by SJMB, as well as an aggregate of 84,295,840 shares issuable to the St. James Partnerships on conversion of notes and accrued interest through March 1, 2005 and on exercise of warrants.  See “Item 13.  Certain Relationships and Related Transactions.”

(b)  Excludes an aggregate of 140,000 shares held directly or indirectly by Mr. Underbrink, and 10,374,692 shares that are issuable at a conversion price of $0.75 per share on conversion of approximately$7,781,019 principal amount and including accrued interest on promissory notes held by the Other Subordinated Debtholders and Mr. Underbrink and 27,505,909 shares issuable at an exercise price of $0.75 per share on exercise of warrants held by the Other Subordinated Debtholders and Mr. Underbrink. In October 1998, December 1999 and February 2000, the Other Subordinated Debtholders and Mr. Underbrink participated along with one or more of the St. James Partnerships in the purchase of the promissory notes and warrants of the Company.

(11)	The Company has relied on the information set forth in Amendment No. 3 to the Schedule 13D filed by such persons on February 4,2000.

Securities Authorized for Issuance Under Equity Compensation Plans

          The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued.  See Note 14 to the Notes to Financial Statements for further information on the material terms of these plans.

          The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Back to Contents

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	18,800,000	$0.75	3,360,000
Equity compensation plans not approved by security holders	-0-	-0-
Total	18,800,000	$0.75	3,360,000

Item 13.  Certain Relationships and Related Transactions

          Commencing in June 1997 through February, 1999, the Company entered into a series of transactions whereby it sold to the St. James Partnerships $19.4 million principal amount of its convertible promissory notes and common stock purchase warrants to purchase an aggregate of 30,320,276 shares of its Common Stock for an aggregate consideration of $19.4 million.  The foregoing excludes an additional $3.0 million borrowed in June 1997 that was repaid in October 1997.  Of these notes and warrants, $1.0 million of promissory notes and warrants to purchase 1,800,000 shares of Common Stock were subsequently transferred by a St. James Partnership in October 1998 to one of the Other Subordinated Debtholders.

          In December 1999 and February 2000, the Company sold to one of the St. James Partnerships, the Other Subordinated Debtholders and Mr. Underbrink, who participated with the St. James Partnerships in the transaction an additional $7.0 million principal amount of its convertible promissory notes and common stock purchase warrants to purchase an aggregate of 28,700,000 shares of Common Stock to the Other Subordinated Debtholders.  The St. James Partnerships originally acquired in the transaction $750,000 principal amount of the $7.0 million convertible promissory notes and common stock purchase warrants to purchase an aggregate of 3,075,000 shares of Common Stock of the common stock purchase warrants.

Back to Contents

          On various dates subsequent to February 2000, the St. James Partnerships purchased from third parties an additional $1,200,000 principal amount of notes and warrants to purchase an additional 3,690,000 shares of Common Stock.

          Except for those terms relating to the amounts of securities purchased, maturity and expiration dates, interest rates, and conversion and exercise prices, each of such transactions when entered into contained substantially identical terms and conditions relating to the purchase of the securities involved. Payment of principal and interest on all the notes is collateralized by substantially all the assets of the Company, subordinated to borrowings by the Company from GECC presently in the maximum aggregate amount of $18.0 million.  After reflecting adjustments under the anti-dilution provisions of the notes, the principal and accrued interest on the notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.75 per share.  Reflecting extensions through 2004 of the maturity dates, the notes are due and payable on February 13 and February 14, 2008, subject to the subordination agreements relating to the notes.  The warrants are exercisable, as extended through 2004, until December 31, 2009, at a price of $0.75 per share.  The conversion price of the notes and the exercise price of the warrants is subject to anti-dilution adjustments for certain issuances of securities by the Company at prices per share of Common Stock less than the conversion or exercise price then in effect in which event the conversion price and exercise price are reduced to the lower price at which such shares were issued.  As a consequence of several transactions involving the Company, the St. James Partnerships, and the Other Subordinated Debtholders occurring in December 1999, the conversion and exercise prices of the securities when initially issued were reduced pursuant to the anti-dilution adjustments to the current price of $0.75 per share.    The shares issuable on conversion of the notes and exercise of the warrants have demand and piggy-back registration rights under the Securities Act of 1933.  The Company agreed that one person designated by the St. James Partnerships would be nominated for election to the Company’s Board of Directors.  Mr. Charles E. Underbrink, Chairman of the general partners of the St. James Partnerships, serves on the Company’s Board of Directors.  In addition, since February 2003, Mr. James H. Harrison, an employee of one of the general partners of the St. James Partnerships, has served as a Director of the Company.  The agreements grant the St. James Partnerships certain preferential rights to provide future financings to the Company, subject to certain exceptions. The notes also contain various affirmative and negative covenants, including a prohibition against the Company consolidating, merging or entering into a share exchange with another person, with certain exceptions, without the consent of the St. James Partnerships.  Events of default under the notes include, among other events, (i) a default in the payment or mandatory prepayment of principal or interest when due; (ii) a default in the performance of any covenant made by the Company and such default remains uncured for a period of 45 days in the note purchase agreement, the warrants, the registration rights agreement, the security agreement or the notes (other than a default in a covenant specifically addressed elsewhere, with certain exceptions); (iii) a default in the payment of principal or interest when due on any of the Company’s other indebtedness having an aggregate principal amount in excess of $100,000 and such default remains uncured for a period of 45 days ; (iv) judgment is entered against the Company for the payment of money aggregating $100,000 or more in excess of applicable insurance coverage and such default remains uncured for a period of 45 days; (v) any person or group of persons acquires 40% or more of the voting power of the Company’s outstanding shares who was not the owner thereof as of October 30, 1998, a merger of the Company with another person, its dissolution or liquidation or a sale of all or substantially all its assets; and (vi) certain bankruptcy or insolvency related proceedings.  In the event of a default under any of the notes, subject to the terms of subordination agreements between the St. James Partnerships, Charles E. Underbrink, a Director of the Company, and the Other Subordinated Debtholders with GECC, the St. James Partnerships could seek to foreclose against the collateral for the notes.

Back to Contents

          Subsequent to its purchase of the notes, on December 14, 2000 SJMB, one of the St. James Partnerships, converted $1,750,000 principal amount of a note and $2,013,111 of accrued interest on indebtedness owing to it into 5,017,481 shares of the Company’s Common Stock at a conversion price of $0.75 per share.

          During the years ended December 31, 2004 and 2003, $2.7 million and $3.7 million, respectively, of interest accrued on indebtedness owed by the Company to the St. James Partnerships.  At December 31, 2004, the total accrued interest on such indebtedness is convertible into an aggregate of 24.0 million shares.

          Mr. Underbrink, holds beneficially, directly or indirectly, as of March 1, 2005, $1,677,375 principal amount of promissory notes.  During the years ended December 31, 2004 and 2003, approximately $251,606 and $251,606, respectively, of interest accrued on indebtedness owed by the Company directly or indirectly to Mr. Underbrink.  At December 31, 2004, the total accrued interest on such indebtedness owing directly or indirectly to Mr. Underbrink is convertible into an aggregate of 3,855,738 million shares.

          In connection with and as a condition to entering into the Company’s Restated Credit Agreement with GECC in November 2004, the holders of $23.1 million principal amount of the indebtedness, including all of the principal amount of indebtedness owing to the St. James Partnerships and to Mr. Underbrink, agreed with the Company to extend the maturity date of the Company’s outstanding subordinated promissory notes from December 31, 2004 to February 13 and February 14, 2008.  In addition, in connection with entering into the Company’s Restated Credit Agreement with GECC, the Company repaid approximately $942,000 principal amount of the notes.    As a condition to extending the maturity date of the notes, the Company extended to December 31, 2009 the expiration date of the outstanding common stock purchase warrants to purchase an aggregate of 66,051,185 million shares, including the warrants held by the St. James Partnerships to purchase 40,755,276 million shares and warrants held directly or indirectly by Mr. Underbrink to purchase 10,570,909 shares.

Back to Contents

          In September 2001, August 2004 and November 2004 an aggregate of $1,647,625 of the aggregate principal balance of subordinated promissory notes was repaid, leaving a remaining aggregate principal balance of $5,352,375 on the $7.0 million of promissory notes issued between December 1999 and February 2000 which balance is convertible into an aggregate of 7,136,500 shares of Common Stock.

          The Company agreed in September 2001 to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of a continuing guaranty extended by SJMB of the Company’s borrowing from Coast Business Credit in 2000.    The $274,000 sum due SJMB has not been paid.

Item 14.  Principal Accountant Fees and Services

          The following sets forth fees incurred by the Company for services provided by Grant Thornton LLP for the years ended December 31, 2004 and 2003, the Company’s independent public accountant at those year ends:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

2004	$235,498	$52,673	$14,975	$18,879
2003	$239,671	$8,206	$48,803	—

          The Company’s Board of Directors believes that the provision of the services during the two years ended December 31, 2004 is compatible with maintaining the independence of Grant Thornton LLP.  The Company’s Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to the Company by its independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.

Back to Contents

Black Warrior Wireline Corp.
Financial Statements
For the Years Ended December 2004,
2003 and 2002

Back to Contents

Report of Independent Registered Public Accounting Firm

Board of Directors
Black Warrior Wireline Corp.:

We have audited the accompanying consolidated balance sheets of Black Warrior Wireline Corp. (a Delaware corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit, and cash flow for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Warrior Wireline Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2, the Company is highly leveraged, has experienced liquidity constraints and has accumulated a significant deficit. The Company’s discussion of liquidity is set forth in Note 2.

GRANT THORNTON LLP

Houston, Texas
April 1, 2005

Back to Contents

Black Warrior Wireline Corp.
Balance Sheets
December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,647,980	$4,661,030
Restricted cash	—	961,551
Accounts receivable, less allowance of $475,449 and $588,101, respectively	8,330,618	8,952,348
Other receivables	216,195	179,317
Prepaid expenses	3,030,040	92,471
Other current assets	1,440,483	1,188,079

Total current assets	15,665,316	16,034,796
Inventories of tool components and sub-assemblies held for sale, net	—	5,206,639
Property, plant and equipment, less accumulated depreciation	12,978,670	18,219,437
Other assets	227,828	448,507
Goodwill	1,237,416	1,237,416
Other intangible assets	—	254,634

Total assets	$30,109,230	$41,401,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,056,832	$4,981,558
Accrued salaries and vacation	840,537	866,267
Other accrued expenses	1,683,541	1,523,447
Accrued interest payable	51,789	94,981
Current maturities of long-term debt	4,156,770	18,035,237
Accrued interest payable to related parties	—	14,534,437
Notes payable to related parties, net of unamortized discount	—	24,402,569

Total current liabilities	8,789,469	64,438,496
Long-term debt, less current maturities	6,393,281	356,952
Non current accrued interest payable to related parties	17,132,739	—
Notes payable to related parties, net of unamortized discount	23,002,375	—
Deferred revenue	—	109,975

Total liabilities	55,317,864	64,905,423

Commitments and contingencies (Notes 6,9,10,11,15 and 16)
Stockholders’ deficit:
Preferred stock, $.0005 par value, 2,500,000 shares authorized, none issued at December 31, 2004 or December 31, 2003	—	—
Common stock, $.0005 par value, 175,000,000 shares authorized, 12,504,148 shares issued and outstanding	6,252	6,252
Additional paid-in capital	20,275,963	20,275,963
Accumulated deficit	(44,907,456)	(43,141,023)
Treasury stock, at cost, 4,620 shares	(583,393)	(583,393)
Loan to shareholder	—	(61,793)

Total stockholders’ deficit	(25,208,634)	(23,503,994)

Total liabilities and stockholders’ deficit	$30,109,230	$41,401,429

The accompanying notes are in integral part of these financial statements.

Back to Contents

Black Warrior Wireline Corp.
Statement of Operations
For the Years Ended December 31, 2004 and 2003 and 2002

	2004	2003	2002

Revenues	$53,686,837	$45,756,892	$34,093,891
Operating costs	34,411,488	30,460,570	24,542,690
Selling, general and administrative expenses	9,466,169	9,257,347	9,014,995
Depreciation and amortization	5,179,237	4,652,962	4,708,943

Income (loss) from continuing operations	4,629,943	1,386,013	(4,172,737)
Interest expense and amortization of debt discount (Note 6)	(4,820,769)	(5,352,129)	(5,416,087)
Net gain on sale of fixed assets	53,173	238,516	105,281
Other income	44,581	106,156	41,468

Loss from continuing operations before income taxes	(93,072)	(3,621,444)	(9,442,075)
Provision for income taxes	—	—	—

Loss before discontinued operations	(93,072)	(3,621,444)	(9,442,075)
Discontinued operations (Note 4)
Income (loss) from operations of discontinued directional drilling segment (including loss on disposal of $1,317,481, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively)	(1,673,361)	(1,916,496)	1,865,473
Provision for income taxes	—	—	—

Net loss	$(1,766,433)	$(5,537,940)	$(7,576,602)

Net loss per share - basic and diluted:
Loss before discontinued operations	$(.01)	$(.29)	$(.76)
Discontinued operations	(.13)	(.15)	.15

Net loss per share - basic and diluted	$(.14)	$(.44)	$(.61)

The accompanying notes are in integral part of these financial statements.

Back to Contents

Black Warrior Wireline Corp.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2004, 2003 and 2002

	Loan to Shareholder	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock

		Shares	Par Value			Shares	Cost

Balance, December 31, 2001	$—	12,496,408	$6,248	$19,956,227	$(30,026,481)	4,620	$(583,393)
Loan to Shareholder	(144,184)
Conversion of employee options		7,740	4	7,736
Discount on extension of notes payable to related parties				287,000
Issuance of warrants				25,000
Net loss for the year ended December 31, 2002					(7,576,602)

Balance, December 31, 2002	(144,184)	12,504,148	6,252	20,275,963	(37,603,083)	4,620	(583,393)
Loan to Shareholder	82,391
Net loss for the year ended December 31, 2003					(5,537,940)

Balance, December 31, 2003	(61,793)	12,504,148	6,252	20,275,963	(43,141,023)	4,620	(583,393)
Loan to Shareholder	61,793
Net loss for the year ended December 31, 2004					(1,766,433)

Balance, December 31, 2004	$—	12,504,148	$6,252	$20,275,963	$(44,907,456)	4,620	$(583,393)

The accompanying notes are in integral part of these financial statements.

Back to Contents

Black Warrior Wireline Corp.
Statement of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(1,766,433)	$(5,537,940)	$(7,576,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,630,847	7,608,379	7,888,302
Amortization	387,079	83,341	152,590
Asset impairment	—	3,113,968	—
Amortization of debt issue costs	575,691	494,548	395,018
Amortization of discount on notes payable	164,313	164,306	138,223
Amortization of loan to shareholder	61,793	82,391	45,816
Net recoveries of doubtful accounts	(112,652)	(257,534)	(112,938)
Net gain on disposition of property, plant and equipment	(53,173)	(243,628)	(177,059)
Loss on disposition of discontinued operations	1,317,481	—	—
Change in:
Accounts receivable	734,382	4,106,414	668,428
Prepaid expenses	(2,937,569)	(77,151)	8,232
Other receivables	—	—	320,268
Other current assets	(289,282)	(455,584)	(40,095)
Inventories	—	(270,292)	(657,214)
Other assets	(107,752)	(172,125)	(295,206)
Loan to shareholder	—	—	(190,000)
Accounts payable and accrued liabilities	(1,042,631)	1,954,318	4,843,589

Cash provided by operating activities	3,562,094	10,593,411	5,411,352

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(7,472,757)	(3,089,588)	(7,735,715)
Change in restricted cash	961,551	(961,551)	—
Proceeds from sale of property, plant and equipment	371,172	684,499	218,851
Proceeds from sale of discontinued operations	10,349,862	—	—

Cash provided by (used in) investing activities	4,209,828	(3,366,640)	(7,516,864)

Cash flows from financing activities:
Proceeds from bank and other borrowings	13,620,025	5,434,046	5,650,206
Principal payments on long-term debt, notes payable and capital lease obligations	(19,866,741)	(7,215,600)	(5,627,340)
Proceeds (payments) from (on) working revolver, net	(3,159,929)	(3,124,596)	1,905,962
Debt issue costs	(378,327)	(48,457)	(253,686)

Cash provided by (used in) financing activities	(9,784,972)	(4,954,607)	1,675,142

Net increase (decrease) in cash and cash equivalents	(2,013,050)	2,272,164	(430,370)
Cash and cash equivalents, beginning of year	4,661,030	2,388,866	2,819,236

Cash and cash equivalents, end of year	$2,647,980	$4,661,030	$2,388,866

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,303,791	$1,644,893	$1,687,093

Income taxes	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Acquisition of property, plant and equipment financed under capital leases and notes payable	$840,921	$3,259,382	$3,821,555
Stock warrants issued	$—	$—	$25,000
Discount on extension of notes payable to related parties	$—	$—	$287,000

The accompanying notes are in integral part of these financial statements.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 1 - General Information

Black Warrior Wireline Corp. (the “Company”) is an oil and gas well service company currently primarily providing wireline services to oil and gas well operators.  The Company’s service area includes primarily the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota and areas of the Gulf of Mexico offshore Louisiana and South Texas.  In July 2001, the Company sold its workover and completion line of business and in August 2004, the Company sold its directional oil and gas well drilling and downhole surveying business.

On December 17, 2004, the Company announced in a press release that it had entered into a letter of intent dated November 11, 2004 with Lincolnshire Management, Inc. for the sale of the Company to an affiliate of Lincolnshire Management, Inc.  At March 31, 2005, the Company is engaged in negotiations relating to the terms and conditions of that transaction, among other matters.  There can be no assurance that these negotiations will be successfully concluded resulting in terms acceptable to the Company or that the Company will enter into a transaction on the terms described in the December 17, 2004 announcement or on any other terms.

Note 2 – Liquidity

The Company reported a net loss for the years ended December 31, 2004, 2003, and 2002 of approximately ($1,770,000), ($5,550,000) and ($7,600,000), respectively.  Cash flows provided by operations were approximately $3,500,000, $10,600,000 and $5,400,000 for the years ended December 31 2004, 2003, and 2002, respectively.  The Company is highly leveraged.  The Company’s outstanding indebtedness includes primarily senior indebtedness aggregating approximately $7.9 million at December 31, 2004, other indebtedness of approximately $2.7 million and approximately $40.2 million (including approximately $17.2 million of accrued interest) owing to St. James Merchant Bankers, L.P. (“SJMB”),St. James Capital Partners, L.P. (“SJCP”) and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively “St. James”) and directors, who are related parties. The Company’s debt and accrued interest owed to related parties is convertible into common stock and is subordinate to the Senior Credit Facility (see Note 9).  In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished, however the Company was allowed to repay $1.6 million of the subordinated debt in connection with the sale of the Company’s directional drilling division and consummation of the Restated Credit Agreement with General Electric Capital Corp. (“GECC”) as described below.

On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million.  The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto.  The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million.  Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment.  The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate.  The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%.  Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan.  If an event of default has occurred, the interest rate is increased by 2%.  Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.  The Restated Credit Agreement expires on November 14, 2007.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Initial borrowings under the Restated Credit Agreement advanced on November 14, 2004 were $8.0 million borrowed under the term loan.  No borrowings were made under the revolving loan.  Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capex loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 million was placed in escrow for the possible repayment of principal and accrued interest on subordinated secured indebtedness and approximately $1.9 million was borrowed to be used by the Company for general corporate purposes. Any funds placed in escrow not used for the repayment of subordinated secured indebtedness were returned to the Company.  Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007.  The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

          Note Extensions.  In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders to extend the maturity date of the Company’s outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes.  The remainder of the outstanding principal was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million outstanding common stock purchase warrants to December 31, 2009.

Strong and stable market conditions and the Company’s ability to meet intense competitive pressures are essential to the Company’s maintaining a positive liquidity position and meeting debt covenant requirements.  Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company’s debt.  The Company believes that if market conditions remain stable during 2005, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants until the maturity of its Senior Credit Facility on September 14, 2007.  If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

Note 3 - Significant Accounting Policies

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company had at December 31, 2004 and 2003 $2.5 million and $4.5 million, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation insured limits.

Restricted Cash - Restricted cash refers to the cash receipts from customer sales that are allocated to the repayment of the revolving line of credit, therefore, these funds are not available to the Company for general corporate use.  At December 31, 2004 the Company had no balance owed on its revolving line of credit so all customer receipts are reflected as cash.

Accounts Receivable - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners.  Unbilled amounts included in accounts receivable totaled $468,696 at December 31, 2003 and are related to the discontinued directional drilling division.  There are no unbilled amounts in accounts receivable at December 31, 2004 as the directional oil and gas well drilling division was sold during 2004 (see Note 4).

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at an adequate level to absorb losses in the Company’s accounts receivable.  Management of the Company continually monitors the accounts receivable from its customers for any collectability issues.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.  Provisions for bad debts and recoveries on accounts previously charged-off are added to the allowance.  All accounts outstanding more than 30 days are considered past due.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Inventories of Tool Components and Sub-Assemblies Held for Sale, Net - Inventories consisted of tool components, subassemblies and expendable parts used in directional oil and gas well drilling activities. Components, subassemblies and expendable parts are capitalized as long-term inventory and expensed based on a per hour of motor use calculation and then adjusted to reflect physical inventory counts.  The Company’s classification and treatment is consistent with industry practice.  The directional oil and gas well drilling division was sold in August 2004 (see Note 4).

Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. At December 31, 2004 and 2003, significantly all of the property, plant and equipment has been pledged as collateral for the Company’s borrowings (see Note 9).

Goodwill - Goodwill is stated at cost.  Goodwill is not subject to amortization, but is assessed annually for impairment or more frequently if events or circumstances indicate that an impairment may have occurred.  During 2004, management evaluated the recoverability of its goodwill in relation to its business segments.    The assumptions used in this analysis represent management’s best estimates of future activity.

Long-Lived Assets - In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset’s carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections use a discount rate and terminal value multiple that would be customary for evaluating current oil and gas service company transactions.

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

Revolving Credit Facility - The Company’s revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.  This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires the classification of outstanding borrowings under the revolving credit facility as a current liability.

Income Taxes - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Stock-Based Compensation - At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 15.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

	Year ended December 31,

	2004	2003	2002

Net loss, as reported	$(1,766,433)	$(5,537,940)	$(7,576,602)
Add (deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	564,607	423,110	(201,289)

Pro forma net loss	$(1,201,826)	$(5,114,830)	$(7,777,891)

Loss per share:
Basic - as reported	$(.14)	$(.44)	$(.61)

Basic - pro forma	$(.10)	$(.41)	$(.62)

Diluted - as reported	$(.14)	$(.44)	$(.61)

Diluted - pro forma	$(.10)	$(.41)	$(.62)

(1) Addition of stock-based compensation expense due to cancellation of previously issued options

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

Revenue Recognition - The Company derives revenues from performance of services and the sale of equipment.  Service revenues are recognized at the time services are performed.  The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant.  Revenue related to equipment sales is recognized when the equipment has been shipped and title and risk of loss have passed to the customer.  Deferred revenue, net of related deferred cost of sales, is recorded as unearned revenues in Deferred Revenue in the accompanying Balance Sheets.

Earnings Per Share - The Company presents basic and diluted earnings per share (“EPS”) on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Recent Accounting Pronouncements – On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact.

EITF Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” provides guidance regarding the application of paragraph 42 of Statement 144 (AC Section I14) in determining whether to report discontinued operations and is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004.  The Company is currently evaluating this proposed statement and its effects on its results of operations.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.  Certain stock awards may be considered liabilities instead of equity components under Statement 123R.

Statement 123(R) allows for two alternative transition methods.  The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R).  The second method is the modified retrospective application, which requires that the Company restates prior period financial statements.  The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.  The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by Statement 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46R to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46R. The adoption of FIN 46R had no effect on the Company’s financial statements.

Note 4 - Discontinued Operations

On August 6, 2004, the Company completed the sale of its assets associated with its directional drilling business, (referred to as the “Multi-Shot Business”) pursuant to an Asset Purchase Agreement entered into on June 3, 2004. The buyer of the Multi-Shot Business was a newly-organized Texas limited liability company, with the name Multi-Shot, LLC, which included among its members Allen Neel, formerly the Executive Vice President of the Company, as well as two of the Company’s other former employees employed in the Multi-Shot Business.  These persons are referred to as the Key Multi-Shot Employees.  The Company has been advised that as of August 6, 2004, these persons held less than a 10% equity interest in the buyer.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

The transaction included the sale of all the Company’s assets used in the Multi-Shot Business, including certain real property located in Odessa, Texas; improvements and fixtures located on the property; machinery and equipment, receivables, inventories, tangible and intangible assets and all books, records and files.

The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release by the Key Multi-Shot Employees of their claims under their employment agreements with the Company to change of control payments that may be due in the aggregate of that amount.  The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the Multi-Shot Business’ net working capital of $270,000 as of November 30, 2003 and increases and decreases in its inventory of approximately $5,207,000 as of December 31, 2003.  On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000.  This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

The Asset Purchase Agreement provided that within 45 days after the closing, the buyer was to prepare and deliver a proposed final closing date balance sheet to include the buyer’s calculation of the final adjustment amounts for increases and decreases as of the closing date in net working capital of $270,000 as of November 30, 2003 and increases and decreases as of the closing date in inventory of approximately $5,207,000 as of December 31, 2003, which adjustments, when determined, would result in establishing the final purchase price.

Out of the net cash proceeds from the sale of the Multi-Shot Business, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company’s senior secured creditor.

In February 2005, the Company entered into a Compromise Agreement with the buyer resolving certain matters that had arisen under the Asset Purchase Agreement subsequent to the closing.  Among the matters resolved were the determination of the final purchase price adjustment under the asset purchase agreement and resolution of the capital expenditure note issued by the buyer at the closing.  Pursuant to the Compromise Agreement, the Company paid to the buyer $940,000, and the principal amount of the buyer’s capital expenditure note, which was increased to approximately $168,000, was deemed paid.  Among other things, the Company’s payment reflected a compromise with respect to any and all claims of the buyer with respect to accounts receivable and also reflected a compromise with respect to the final purchase price adjustment.  In addition, the Company’s representations warranties and covenants in the Asset Purchase Agreement as to the Multi-Shot Business relating to inventory, net working capital, purchase price adjustments, financial statements, accounts receivable, condition of assets (other than real property and leased real property) were agreed not to survive the execution of the Compromise Agreement.  Otherwise, the representations warranties and covenants of the Asset Purchase Agreement continue in effect.

Note 5 – Acquisitions and Other Intangible Assets

In February 2002, the Company acquired the assets of Big Gun Perforating, Inc. for $300,000.  The acquisition enabled the Company to expand its tubing conveyed perforating (“TCP”) services to its existing onshore and offshore customer base.  The Company entered into a non-compete agreement associated with the purchase which was reported under goodwill and other intangible assets on the balance sheet and was being amortized on a straight-line basis over five years, the life of the contract.  The carrying amount was fully amortized in 2004.

The acquisition did not result in any significant changes in previously reported revenues, income (loss) before provision for income taxes, discontinued operations, net income (loss) or basic or diluted earnings per share on a pro forma basis.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 6 - Related Party Transactions

The Company has executed notes payable to SJMB and SJCP.   The chairman and an employee of SJMB, L.L.C., the general partner of SJMB, both serve on the Company’s Board of Directors.  At December 31, 2004 and 2003, notes due to SJMB, SJCP and related parties totaled $23,002,375 and $24,566,882, respectively.  The notes bear interest at 15%.  Interest expense and accrued interest associated with these notes were as follows:

	2004	2003	2002

Interest expense	$3,296,000	$3,685,000	$3,685,000
Accrued interest	$17,170,000	$14,209,000	$10,524,000

In September 2001, the Company agreed to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB of the Company’s former financing arrangement with Coast Business Credit (“Coast”), a financial institution.  In addition, SJMB, L.L.C., the general partner of SJMB, received a fee in September 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company acquiring a credit facility from GECC (see Note 9).  Under the terms of the Credit Facility, the Company is restricted from paying any further sums to either SJMB or SJMB, L.L.C. until GECC is repaid in full.   The $274,000 fee due to SJMB has not yet been paid and is included in non-current liabilities at December 31, 2004.

In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company’s Common Stock at exercise prices of $0.75 per share.  The warrants were issued in consideration of guarantees extended to Coast by the Director and SJCP in connection with the Company’s borrowings from Coast in 2000.

In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company’s President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004.  If Mr. Jenkins remained employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven.  In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins was to be forgiven.  The Company amortized the loan balance as compensation cost over the life of the loan.  Compensation expense related to the loan for the years ended December 31, 2004, 2003 and 2002 was approximately $62,000, $82,000 and $82,000, respectively.  At December 31, 2004, the loan had been fully amortized and the balance of the loan was $0.

See Notes 9 and 11 for financing arrangements and common stock transactions with related parties.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 7 - Property, Plant and Equipment

Property, plant and equipment include the following at December 31, 2004 and 2003:

	2004	2003

Land and building	$156,250	$401,250
Vehicles	15,842,461	14,672,731
Operating equipment	23,974,824	41,758,200
Office equipment	1,005,591	1,081,500

	40,979,126	57,913,681
Less: accumulated depreciation	28,000,456	39,694,244

Net property, plant and equipment	$12,978,670	$18,219,437

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $6,630,847, $7,608,383 and $7,888,302, respectively.

Reference is made to Note 4 for discussion of the sale of the Company’s directional drilling business.

Note 8 - Goodwill

In 2003, in connection with the Company’s plans to dispose of its directional drilling division, management analyzed under SFAS 142 the carrying value of its goodwill carried on its balance sheet arising out of the 1997 acquisition of Diamondback Directional, Inc and the 1998 acquisition of Phoenix Drilling Services.  This analysis resulted in a charge to operations for the year ended December 31, 2003 in the amount of approximately $1.7 million.  The balance in unamortized goodwill was $1,237,417 at December 31, 2004 and 2003, respectively.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 9 - Long-Term Debt and Other Financing Arrangements

At December 31, 2004 and 2003, long-term debt and other financing arrangements consisted of the following:

	2004	2003

Installment notes payable, monthly payments required in varying amounts through July 2007, interest at rates ranging from 2.90% to 7.17%.	$2,683,384	$814,337
Notes payable to General Electric Capital Corporation, monthly payments of $133,333 through October 2007 with final installment of $3,333,345 due in November 2007, interest at prime plus 2.50% (7.75% at December 31, 2004).	7,866,667	9,332,667
Revolving line of credit to General Electric Capital Corporation, interest at prime plus 1.75%.	—	3,159,927
Capital expenditure line of credit to General Electric Capital Corporation, interest at prime plus 2.50%.	—	5,085,258

	10,550,051	18,392,189
Less:
Current portion of long-term debt (see below)	4,156,770	18,035,237

Long-term debt, less current maturities	$6,393,281	$356,952

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Notes payable to related parties consist of the following at December 31, 2004 and 2003:

	2004	2003

7%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due October 1999, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	$2,900,000	$2,900,000
9%, increased to 15% effective March 17, 2001, convertible note payable to SJCP, principal and interest originally due June 2002, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	2,000,000	2,000,000
8%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due June 2002, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	7,250,000	7,250,000
8%, increased to 15% effective March 17, 2001, convertible note payable to Falcon Seaboard, principal and interest originally due March 2001, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	1,000,000	1,000,000
10%, increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	2,000,000	2,000,000
10% increased to 15% effective March 17, 2001, convertible note payable to SJMB, principal and interest originally due March 2001, extended to February 2008. Convertible at $0.75 per share at any time up to 30 business days following maturity	2,500,000	2,500,000
15% convertible note payable to SJMB, principal and interest originally due January 2001, extended to February 2008. Convertible at $0.75 per share at anytime up to 30 days following maturity	750,000	750,000
15% convertible note payable to SJMB, principal and interest originally due January 2001, extended to February 2008. Convertible at $0.75 per share at anytime up to 30 days following maturity	1,000,000	1,000,000
15% convertible note payable to SJMB, principal and interest originally due January 2001, extended to February 2008. Convertible at $0.75 per share at anytime up to 30 days following maturity	200,000	200,000
15% convertible notes payable to affiliates of SJMB and certain employees, principal and interest originally due January 2001, extended to February 2008. Convertible at $0.75 per share at anytime up to 30 business days following maturity	3,402,375	4,966,882

	23,002,375	24,566,882
Less:
Current portion of notes payable to related parties (see below)		24,402,569
Unamortized discount on notes payable	—	164,313

Total long-term notes payable to related parties	$23,002,375	$—

On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million.  The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto.  The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million.  Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment.  The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate.  The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%.  Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan.  If an event of default has occurred, the interest rate is increased by 2%.  Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.  The Restated Credit Agreement expires on November 14, 2007.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Initial borrowings under the Restated Credit Agreement advanced on September 14, 2004 were $8.0 million borrowed under the term loan.  No borrowings were made under the revolving loan on November 14, 2004.  Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capex loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 million was placed in escrow for the possible repayment of principal and accrued interest on subordinated secured indebtedness and approximately $1.9 million was borrowed to be used by the Company for general corporate purposes. Any funds placed in escrow not used for the repayment of subordinated secured indebtedness were returned to the Company.  Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007.  The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

Borrowings under the Restated Credit Agreement may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of certain pre-payment fees declining from 3% to 1% in the event the termination or reduction during the first, second or third year of the term of the Restated Credit Agreement, providing a reduced fee is payable in the event the indebtedness is prepaid out of the proceeds of a sale of the Company.  The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment.  The forced liquidation value of the eligible term loan equipment is established by appraisals conducted from time to time but not more than twice per year.

Initial borrowings under the Restated Credit Agreement were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers’ certificates, an opinion of counsel, the extension of the maturity date of approximately $5.4 million principal amount of the $6.3 million principal amount of certain of the Company’s outstanding subordinated notes to a date 90 days after the maturity date of the Restated Credit Facility with no payments of principal or interest to be made prior to that date, and the completion of legal due diligence.  Future advances are subject to the continuing accuracy of the Company’s representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Restated Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Restated Credit Agreement, after giving effect to such advance.  A “material adverse effect” is defined to include an event having a material adverse effect on the Company’s business, assets, operations, prospects or financial or other condition, on the Company’s ability to pay the loans, or on the collateral and also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

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

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

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

The financial covenants prohibit the Company from making capital expenditures in any fiscal year beginning with 2005 in an aggregate amount exceeding $3.0 million and require the Company to have at the end of each fiscal quarter commencing with the quarter ending December 31, 2004 a ratio of EBITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, for the twelve months then ended of 1.5 to 1.0.  For the purpose of such calculation, fixed charges for the twelve months ended December 31, 2004 are calculated as the fixed charges for the quarter ended December 31, 2004 multiplied by four, fixed charges for the twelve months ended March 31, 2005 are calculated as the fixed charges for the six months ended March 31, 2005 multiplied by two, and fixed charges for the twelve months ended June 30, 2005 are calculated as the fixed charges for the nine months  ended June 30, 2005 multiplied by one and one-third.

Events of default under the Restated Credit Agreement include, among others, (a) the failure to pay when due principal or interest or fees owing under the Restated Credit Agreement, (b) the failure to perform the covenants under the Restated Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of certain post closing documents, including evidence of key man life insurance on the lives of William Jenkins, Chief Executive Officer of the Company and Ron Whitter, Chief Financial Officer of the Company, maintenance of compliance with the financial covenants in the loan agreement and maintenance of compliance with the loan agreement’s negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly un-audited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events.  Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company.  Upon the occurrence of an event of default, the lenders may terminate the Restated Credit Agreement, declare all indebtedness outstanding under the Restated Credit Agreement due and payable, and exercise any of their rights under the Restated Credit Agreement which includes the ability to foreclose on the Company’s assets.

          Note Extensions.   In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders of certain subordinated notes to extend the maturity date of the Company’s outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the $23.9 million principal amount of the notes.  The remainder of the outstanding principal was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million outstanding common stock purchase warrants to December 31, 2009.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

All of the debt and interest owed under the subordinated secured promissory notes is subordinated to the Company’s Credit Facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid.

Substantially all of the Company’s assets are pledged as collateral for the indebtedness outstanding under the Restated Credit Agreement with GECC and subordinated secured promissory notes.

Maturities of debt are as follows:

Fiscal Year

2005	$4,156,770
2006	1,694,691
2007	4,698,590
2008	23,002,375
2009	—
Thereafter	—

$33,552,426

Note 10 - Commitments

The Company leases land, office space and equipment under various operating leases. The leases expire at various dates through 2010.  Rent expense from continuing operations was approximately $1,760,000, $1,648,000 and $2,512,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2004 were as follows:

Fiscal Year	Operating Leases

2005	$449,023
2006	249,644
2007	96,300
2008	48,000
2009	48,000
Thereafter	8,000

Total minimum lease payments	$898,967

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 11 - Common Stock Transactions and Warrants

As of December 31, 2004, the Company’s certificate of incorporation permits it to issue up to 175,000,000 shares of common stock, of which 12,504,148 shares were issued and outstanding at December 31, 2004 and 2003.  The Company has outstanding as of December 31, 2004 and 2003 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 133,821,673 and 140,180,544 shares, respectively, of the Company’s common stock at exercise and conversion prices ranging from $0.75 to $6.63.

During 2004, the Company become obligated to issue 8,028,562 five-year warrants to SJMB and related parties of SJMB exercisable at $0.75 per share in connection with the extension of their indebtedness (see Note 9).

During 2003, the Company issued 5,187,662 five-year warrants to SJMB and related parties of SJMB exercisable at $0.75 per share in connection with the extension of their indebtedness (see Note 9).

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

During 2001, the Company issued to the Chairman of SJMB, L.L.C. and to SJCP five-year warrants to purchase 700,000 and 400,000 shares, respectively, of the Company’s Common Stock at exercise prices of $0.75 per share.  The warrants were issued in consideration of guarantees extended to a lender by the Chairman of SJMB, L.L.C. and SJCP in connection with the Company’s borrowings in 2000 and the guarantees of the Chairman of SJMB, L.L.C. and SJCP of that indebtedness.

During 2000, the Company issued warrants to purchase shares of the Company’s common stock with the issuance of certain debt (see Note 9).  The warrants gave the holders the right to purchase up to 14,350,000 shares at $0.75.  These warrants expire December 31, 2009.

During 1999, the Company issued warrants to purchase shares of the Company’s common stock with the issuance of certain debt (see Note 9).  The warrants gave the holders the right to purchase up to 1,075,000 shares at $1.50 (2,150,000 shares at $0.75 as adjusted for anti-dilution) and 14,350,000 shares at $0.75.  The warrants expire December 31, 2009.

The warrants issued during 2004, 2003, 2002, 2001, 2000 and 1999 are subject to “Full Ratchet” anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $0.75.  Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter be entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2004:

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

	SJCP $2.75 Expires 12/31/09	SJCP $4.6327 Expires 12/31/09	SJCP $0.75 Expires 12/31/09	Guarantor affiliated with SJCP $0.75 Expires 12/31/09	SJMB $6.75 Expires 12/31/09

Balance, 12/31/01	2,442,000	4,478,277	400,000	700,000	16,200,000
2002 issuance

Balance, 12/31/02	2,442,000	4,478,277	400,000	700,000	16,200,000

Exercise price, 12/31/02	$0.75	$0.75	$0.75	$0.75	$0.75
2003 expiration
2003 issuance

Balance, 12/31/03	2,442,000	4,478,277	400,000	700,000	16,200,000

Exercise price, 12/31/03	$0.75	$0.75	$0.75	$0.75	$0.75
2004 expiration/cancelled
2004 issuance

Balance, 12/31/04	2,442,000	4,478,277	400,000	700,000	16,200,000

Exercise price, 12/31/04	$0.75	$0.75	$0.75	$0.75	$0.75

	SJMB $2.25 Expires 12/31/09	SJMB $1.50 Expires 12/31/09	SJMB $0.75 Expires 12/31/09	SJMB $0.75 Expires 12/31/09	SJMB $0.75 Expires 12/31/09

Balance, 12/31/01	3,499,999	2,150,000	3,075,000	—	—
2002 issuance				682,500	—

Balance, 12/31/02	3,499,999	2,150,000	3,075,000	682,500	—

Exercise price, 12/31/02	$0.75	$0.75	$0.75	$0.75
2003 expiration
2003 issuance					1,462,500

Balance, 12/31/03	3,499,999	2,150,000	3,075,000	682,500	1,462,500

Exercise price, 12/31/03	$0.75	$0.75	$0.75	$0.75	$0.75
2004 expiration/cancelled
2004 issuance

Balance, 12/31/04	3,499,999	2,150,000	3,075,000	682,500	1,462,500

Exercise price, 12/31/04	$0.75	$0.75	$0.75	$0.75	$0.75

	Lenders Related to SJMB $0.75 Expires 12/31/09	Falcon Seaboard $6.75 Expires 12/31/09	Harris Webb & Garrison $6.05 Expires 3/15/03	W. L. Jenkins Employment Agreement $0.75 Expires 12/31/06	Total

Balance, 12/31/01	28,125,000	1,800,000	384,618	—	63,254,894
2002 issuance	1,738,409			2,500,000	4,920,909

Balance, 12/31/02	29,863,409	1,800,000	384,618	2,500,000	68,175,803

Exercise price, 12/31/02	$0.75	$0.75	$0.75	$0.75
2003 expiration			(384,618)		(384,618)
2003 issuance	3,725,162				5,187,662

Balance, 12/31/03	33,588,571	1,800,000	—	2,500,000	72,978,847

Exercise price, 12/31/03	$0.75	$0.75		$0.75
2004 expiration/cancelled	(12,456,225)				(12,456,225)
2004 issuance	8,028,562				8,028,562

Balance, 12/31/04	29,160,908	1,800,000	—	2,500,000	68,551,184

Exercise price, 12/31/04	$0.75	$0.75		$0.75

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 12 - Income Taxes

The (benefit)/provision for income taxes consists of the following for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002

Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

	—	—	—

Total	$—	$—	$—

The (benefit)/provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the Company’s income/(loss) before income taxes, as follows:

	2004	2003	2002

Benefit at federal statutory rate	$(600,587)	$(1,409,979)	$(2,530,131)
State income taxes, net of federal benefit	(58,292)	(136,851)	(245,572)
Nondeductible expenses	103,137	105,180	110,924
Accrued liabilities and other	(522,358)	(117,993)	(396,313)
Increase in valuation allowance	1,078,100	1,559,643	3,061,092

(Benefit) Provision for federal income taxes	$—	$—	$—

At December 31, 2004 and 2003, the Company has available federal tax net operating loss carryforwards (NOL’s) of approximately $35,556,000 and $33,332,000, respectively, that unless previously utilized, expire at various dates beginning 2010 through 2022. The Company’s utilization of NOL’s is subject to a number of uncertainties, including the ability to generate future taxable income.  In addition, the Company has been subject to a number of “ownership changes” as defined under Internal Revenue Code Section 382. As a result, Section 382 imposes additional limitations on utilization of certain of the Company’s NOL’s.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of the deferred tax assets and liabilities, are as follows:

	2004	2003

Gross deferred tax assets:
Allowance for doubtful accounts receivable	$177,342	$219,362
Accrued bonuses and other	227,694	202,535
Operating loss carryforwards	13,293,059	12,432,884
Goodwill	2,904,108	3,690,506
Asset impairment	—	518,822
Valuation allowance	(14,627,450)	(13,549,350)

Gross deferred tax asset	1,974,753	3,514,759

Gross deferred tax liabilities:
Depreciation	(1,862,085)	(3,402,091)
Other	(112,668)	(112,668)

Gross deferred tax liability	(1,974,753)	(3,514,759)

Net deferred tax asset (liability)	$—	$—

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, the Company has recorded a valuation allowance of $14,627,450 and $13,549,350 against the gross deferred tax asset.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 13 - Income (Loss) Per Share

The calculation of basic and diluted EPS is as follows:

	For the Year Ended 2004			For the Year Ended 2003			For the Year Ended 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss per Share - Basic and Diluted
Loss before discontinued operations and extraordinary items available to common stockholders	$(93,072)	12,499,528	$(.01)	$(3,621,444)	12,499,528	$(.29)	$(9,442,075)	12,499,528	$(.77)
Discontinued operations	(1,673,361)	12,499,528	(.13)	(1,916,496)	12,499,528	(.15)	1,865,473	12,499,528.15

Net loss per share – basic and diluted	$(1,766,433)	12,499,528	$(.14)	$(5,537,940)	12,499,528	$(.44)	$(7,576,602)	12,499,528	$(.62)

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Options issued to purchase 10,592,800 shares of common stock and warrants to purchase 68,551,184 shares of common stock at price ranging from $0.75 to $6.63 were outstanding during 2004, but were not included in the computation of the 2004 diluted EPS because the effect would be anti-dilutive.  There were 4,847,200 options to purchase common stock cancelled during 2004 that were not included in the computation of 2004 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 15,440,000 shares of common stock and warrants to purchase 73,363,465 shares of common stock at price ranging from $0.75 to $8.01 were outstanding during 2003, but were not included in the computation of the 2003 diluted EPS because the effect would be anti-dilutive.

Options issued to purchase 17,446,800 shares of common stock and warrants to purchase 68,175,803 shares of common stock at prices ranging from $0.75 to $8.01 were outstanding during 2002, but were not included in the computation of the 2002 diluted EPS because the effect would be anti-dilutive.

Convertible debt instruments, including convertible interest, which would result in the issuance of 54,677,691, 51,761,698 and, 46,780,080 shares of common stock, if the conversion features were exercised, were outstanding during 2004, 2003 and 2002 respectively, but were not included in the computation of the 2004, 2003 or 2002 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $0.75 per share at December 31, 2004, 2003 and 2002 and remained outstanding at December 31, 2004.

Note 14 - Major Customers

Most of the Company’s business activity is with customers engaged in drilling and operating oil and natural gas wells primarily in the Black Warrior and Mississippi Salt Dome Basins in Alabama and Mississippi, the Permian Basin in West Texas and New Mexico, the San Juan Basin in New Mexico, Colorado, and Utah, the East Texas and Austin Chalk Basins in East Texas, the Powder River and Green River Basins in Wyoming and Montana, the Williston Basin in North Dakota, and the Gulf of Mexico offshore of Louisiana and Texas. Substantially all of the Company’s accounts receivable at December 31, 2004 and 2003 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

There were no customers from whom the Company earned in excess of 10% of its revenues during the years ended December 31, 2004, 2003 or 2002.

Note 15 - Stock Options

The 2000 Stock Incentive Plan (“2000 Incentive Plan”) provides for the granting of incentive stock options or non-qualified stock options to purchase shares of the Company’s common stock to key employees and non-employee directors or consultants.  The 2000 Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 17,500,000 shares of common stock with maximum option terms of ten years from the date of the grant.  There are five types of grants that can be made under the 2000 Incentive Plan. The Discretionary Option Grant Program allows eligible individuals in the Company’s employ or service (including officers and consultants) to be granted options to purchase shares of common stock at an exercise price equal to not less than the fair market value of the stock at the date of the grant.  All grants made in 2000 were made under this program.  The Stock Issuance Program is a non-compensatory program under which individuals in the Company’s employ or service may be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a bonus tied to performance.  The Salary Investment Option Grant Program is a compensatory program that, if activated by the plan administrator, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below market stock grants.  The Automatic Option Grant Program causes options to be granted automatically at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to their fair market value at the date of the grant.  The Director Fee Option Grant Program is a compensatory program that, if activated by the plan administrator, would allow non-employee Board members the opportunity to apply a portion of any annual retainer fee otherwise payable to them in cash each year to the acquisition of special below market option grants.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and an amendment on February 9, 2001, respectively.  At December 31, 2004, 19,542,500 shares had been granted, of which 9,025,000 shares were cancelled and 6,982,500 remained to be granted under this plan.

The 1997 Omnibus Incentive Plan (“1997 Omnibus Plan”) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 400,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 1,000,000.  The amendment was approved by the shareholders on February 9, 2001.  At December 31, 2004 and 2003, 75,300 and 430,500 options were outstanding, respectively.  At December 31, 2004, 924,700 options remain available to be granted.  Options to purchase 355,200 shares of common stock were cancelled during 2004.

The 1997 Non-Employee Stock Option Plan (“1997 Non-Employee Plan”) provides for the granting of nonqualified stock options to purchase shares of the Company’s common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 100,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 200,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 300,000.  The amendment was approved by the shareholders on February 9, 2001.  At December 31, 2003 and 2002, no options were outstanding, respectively.  At December 31, 2004, 300,000 options remain available to be granted.  Pertinent information regarding stock options is as follows:

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Stock at Grant Date	Vesting Provisions

Options outstanding, December 31, 2001	17,358,000

Options cancelled	(1,416,200)	$0.75	$0.75

	(1,416,200)
Options Granted:
Exercise price greater than FMV of stock at grant date	1,505,000	$0.75	$0.75	$0.40	Immediate

	1,505,000
Options outstanding, December 31, 2002	17,446,800

Options cancelled	(2,006,800)	$0.75	$0.75

	(2,006,800)
Options outstanding, December 31, 2003	15,440,000

Options cancelled	(4,847,200)	$0.75 - $6.63	$0.80

	(4,847,200)
Options outstanding, December 31, 2004	10,592,800

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/04	Weighted Average Exercise Price

$ 0.75	10,587,800	5.86	$0.75	10,587,800	$0.75
$ 2.63	5,000	2.24	$2.63	5,000	$2.63
	10,592,800	5.83	$0.75	10,592,800	$0.75

The Company applies principles from SFAS No. 123 in accounting for its stock option plan. In accordance with SFAS No. 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above.  Compensation expense for options issued to non-employees of the Company are excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements.  Had compensation cost for all of the Company’s stock options issued been determined based on the fair value at the grant dates for awards consistent with the method prescribed in SFAS No. 123, the Company’s net loss and income (loss) per share would have been reduced or increased to the pro forma amounts indicated as follows:

	2004	2003	2002

Income (loss) before discontinued operations - as reported	$(93,072)	$(3,621,444)	$(9,442,075)
Discontinued operations - as reported	(1,673,361)	(1,916,496)	1,865,473

Net loss - as reported	$(1,766,433)	$(5,537,940)	$(7,576,602)

Income (loss) before discontinued operations - pro forma	$471,535	$(3,198,334)	$(9,643,364)
Discontinued operations - pro forma	(1,673,361)	(1,916,496)	1,865,473

Net loss - pro forma	$(1,201,826)	$(5,114,830)	$(7,777,891)

Income (loss) per share - as reported (basic and diluted):
Loss before discontinued operations - as reported	$(.01)	$(.29)	$(.76)
Discontinued operations - as reported	(.13)	(.15)	.15

Net loss per share - as reported (basic and diluted)	$(.14)	$(.44)	$(.61)

Income (loss) per share - pro forma (basic and diluted):
Loss before discontinued operations - pro forma	$.03	$(.26)	$(.77)
Discontinued operations - pro forma	(.13)	(.15)	.15

Net loss per share - pro forma (basic and diluted)	$(.10)	$(.41)	$(.62)

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected life (years)	5.00	2.09	3.08
Expected volatility	100.00%	100.00%	100.00%
Risk-free interest rate	3.70%	2.98%	3.30%

Note 16 - Contingencies

The Company is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The St. James Partnerships, their general partners and Charles E. Underbrink, who is a Director of the Company and a director of the general partners of the St. James Partnerships were added as defendants in an amended complaint filed in March 2005 in Texas by two of the limited partners of the St. James Partnerships.  The action was originally instituted in December 2004 against the auditors of the St. James Partnerships. The plaintiffs brought the action as a class action on behalf of all the limited partners of the St. James Partnerships and are seeking class action certification.  No claim has been asserted against the Company and the Company is not a defendant in the action.  However, the complaint and the amended complaint in the action contain allegations that the Company participated with Mr. Underbrink in actions the plaintiffs allege were fraudulent and constituted securities violations.  The Company has not concluded that it is probable that a claim will be asserted against it and does not believe that if a claim is asserted that there is a reasonable possibility that the outcome would be unfavorable to the Company or that any resulting liability would be material to the Company’s financial condition.

Note 17 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Current Portion of Long-Term Debt and Accounts Payable - The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

Long-Term Debt - The carrying value of the Company’s long-term debt approximates fair value due to the variable nature of the interest rate and the interest rate reset periods.

Related Party Debt - Management is unable to estimate the fair value of the Company’s related party debt.  This debt is due in 2008 but is subject to subordination to the Company’s senior debt. The debt and accumulated accrued interest in aggregate is carried at a book value of $40.2 million in the statement of financial position at December 31, 2004.

Note 18 - Employee Benefit Plan

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.  The Company’s contributions to the 401(k) Plan are discretionary.  Employees vest in their contributions immediately and vest in the Company’s contributions ratably over six years.  The Company made no contributions to the 401(k) Plan for the years ended December 31, 2004, 2003, and 2002.

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Back to Contents

Black Warrior Wireline Corp.
Notes to Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Note 19 – Quarterly Financial Data (Unaudited)

Years ended December 31, 2004 and December 31, 2003

	Sales	Income (loss) from operations	Income (loss) before discontinued operations	Income (loss) before discontinued operations per share	Net income (loss)	Net income (loss), per share

2004
First Quarter	$10,539,320	$(386,047)	$(1,675,622)	$(0.13)	$(3,012,079)	$(0.24)
Second Quarter	13,170,348	922,411	(266,031)	(0.02)	(420,742)	(0.03)
Third Quarter	14,950,787	2,188,164	951,364	0.08	847,626	0.07
Fourth Quarter	15,026,382	1,905,415	897,217	0.06	818,762	0.07

	$53,686,837	$4,629,943	$(93,072)	$(0.01)	$(1,766,433)	$(0.13)

2003
First Quarter	$10,369,814	$(522,003)	$(1,591,941)	$(0.13)	$(1,297,285)	$(0.10)
Second Quarter	12,148,679	873,460	(457,258)	(0.04)	603,229	0.05
Third Quarter	12,731,880	1,142,632	(275,615)	(0.02)	(49,876)	(0.00)
Fourth Quarter	10,506,519	(108,076)	(1,296,630)	(0.10)	(4,794,008)	(0.39)

	$45,756,892	$1,386,013	$(3,621,444)	$(0.29)	$(5,537,940)	$(0.44)

The earnings (loss) per share for each quarter is computed independently; therefore, the sum of the four quarters may not equal the earnings (loss) per share computed on an annual basis.

PART IV

Item 16.  Exhibits and Financial Statement Schedules

                    The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-KSB as so indicated in such list.

Exhibit	Designation

3.2
Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 21, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990).

3.2.1
Certificate of Amendment to the Company’s Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 13, 2001.  (incorporated by reference to the Company’s Registration Statement on Form S-8, effective date March 21, 2001.)

3.3	By-Laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18, effective date December 6, 1988).

10.1
Agreement for Purchase and Sale dated June 6, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for June 6, 1997)

10.2	$2,000,000 Convertible Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company’s Current Report on Form 8-K for June 6, 1997)

10.3	$3,000,000 Bridge Loan Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company’s Current Report on Form 8-K for June 6, 1997)

10.4
Warrant dated June 6, 1997 to purchase 546,000 shares of Common Stock issued to St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

Back to Contents

10.5
Warrant dated June 6, 1997 to purchase 120,000 shares of Common Stock issued to St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.6
Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated June 6, 1997.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for June 6, 1997)

10.7
Agreement for Purchase and Sale dated October 9, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for October 9, 1997).

10.8	$2,900,000 Convertible Promissory Note dated October 10, 1997 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company’s Current Report on Form 8-K for October 9, 1997).

10.9
Warrant dated October 10, 1997 to purchase 725,000 shares of Common Stock issued to St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for October 9, 1997).

10.10
Amendment No. 1 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated October 10, 1997.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for October 9, 1997).

10.11
Asset Purchase Agreement dated as of January 1, 1998 between Black Warrior Wireline Corp. and Phoenix Drilling Services, Inc.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for January 23, 1998).

10.12
Agreement for Purchase and Sale dated January 23, 1998 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for January 23, 1998).

10.13	$10,000,000 Convertible Promissory Note dated January 23, 1998 issued to St. James Capital Partners, L.P. (Filed as an exhibit to the Company’s Current Report on Form 8-K for January 23, 1998).

Back to Contents

10.14
Warrant dated January 23, 1998 to purchase 200,000 shares of Common Stock issued to St. James Capital Partners, L.P.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for January 23, 1998).

10.15
Amendment No. 2 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated January 23, 1998.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for January 23, 1998).

10.16	Letter dated April 12, 2000 to the Company from SJCP, SJMB and Charles Underbrink (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.17
Amended and Restated Credit Agreement dated as of November 14, 2004 among the Company and General Electric Capital Corporation, as agent and lender.  (Filed as an exhibit to the Company’s Current Report on Form 8-K for November 14, 2004).

10.18	Amended and Restated Employment Agreement effective as of January 1, 2002 with William L. Jenkins. (Filed as an exhibit to the Company’s Current Report on Form 8-K for March 16, 2005).

10.19.1	Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19.2	Amendment to Employment Agreement dated April 1, 2001 between the Company and Danny R. Thornton. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Asset Purchase Agreement dated June 3, 2002 between Multi-Shot, LLC and the Registrant. (Filed as an Exhibit to the Company’s Current Report on Form 8-K for June 3, 2004.)

10.21	First Amendment dated June 10, 2004 to Asset Purchase Agreement between Multi-Shot, LLC and the Registrant. (Filed as an Exhibit to the Company’s Current Report on Form 8-K for June 3, 2004.)

Back to Contents

14	Code of Ethics. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

21	Subsidiaries. The Company has no subsidiaries.

23	Consent of Grant Thornton LLP*

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)*

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)*

* Filed or furnished with this Annual Report on Form 10-K

Back to Contents

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: April 12, 2005

Black Warrior Wireline Corp.

By:	/s/ William L. Jenkins

William L. Jenkins, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William L. Jenkins	President, CEO and Director	April 12, 2005
(Principal Executive Officer)
William L. Jenkins

/s/ Ron E. Whitter	Vice President - Finance	April 12, 2005
(Principal Financial and Accounting Officer)
Ron E. Whitter

/s/ Charles E. Underbrink	Director	April 12, 2005

Charles E. Underbrink

/s/ James H. Harrison	Director	April 12, 2005

James H. Harrison

Back to Contents

Index to Exhibits Filed With This Annual Report on Form 10-K
for the Year Ended December 31, 2004

23	Consent of Grant Thornton LLP
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)