Form 10-Q
period 2005-03-31
BLACK WARRIOR WIRELINE CORP
filed 2005-05-16
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

         X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005; or
         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                         Commission File Number 0-18754
                                                -------

                          BLACK WARRIOR WIRELINE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              11-2904094
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation of organization)                              identification no.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 5, 2005, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                         ------

Item 1.      Financial Statements

             Condensed Balance Sheets - March 31, 2005 (unaudited)
             and December 31, 2004                                          3

             Condensed Statements of Operations -
             Three Months Ended March 31, 2005 (unaudited) and
             March 31, 2004 (unaudited)                                     4

             Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2005 (unaudited) and
             March 31, 2004 (unaudited)                                     5

             Notes to Condensed Financial Statements -
             Three Months ended March 31, 2005 (unaudited) and
             March 31, 2004 (unaudited)                                     6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13

Item 3.      Qualitative and Quantitative Disclosures About Market Risk    21

Item 4.      Controls and Procedures                                       22


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K                              23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
CONDENSED BALANCE SHEETS

                                                                                                 MARCH 31,           DECEMBER 31,
                                                                                                   2005                  2004
                                                                                                (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  1,620,827        $  2,647,980
  Restricted cash                                                                                   934,144                  --
  Accounts receivable, less allowance of $468,528 and $475,449, respectively                      9,087,356           8,330,618
  Other receivables                                                                                 326,860             216,195
  Prepaid expenses                                                                                2,374,613           3,030,040
  Other current assets                                                                            1,601,649           1,440,483
                                                                                               ------------        ------------

    Total current assets                                                                         15,945,449          15,665,316

Property, plant and equipment, less accumulated depreciation                                     13,740,744          12,978,670
Other assets                                                                                        378,171             227,828
Goodwill                                                                                          1,237,416           1,237,416
                                                                                               ------------        ------------


    Total assets                                                                               $ 31,301,780        $ 30,109,230
                                                                                               ------------        ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                             $  2,211,855        $  2,056,832
  Accrued salaries and vacation                                                                   1,280,431             840,537
  Other accrued expenses                                                                            687,521           1,683,541
  Accrued interest payable                                                                            8,253              51,789
  Current maturities of long-term debt                                                            4,675,281           4,156,770
                                                                                               ------------        ------------

    Total current liabilities                                                                     8,863,341           8,789,469

Long-term debt, less current maturities                                                           6,003,066           6,393,281
Non current accrued interest payable to related parties                                          17,995,328          17,132,739
Notes payable to related parties                                                                 23,002,375          23,002,375
                                                                                               ------------        ------------

    Total liabilities                                                                            55,864,110          55,317,864
                                                                                               ------------        ------------

Stockholders' deficit:
  Preferred stock, $.0005 par value, 2,500,000 shares authorized,
    none issued at March 31, 2005 or December 31, 2004                                                   --                  --
  Common stock, $.0005 par value, 175,000,000 shares authorized,
    12,504,148 shares issued and outstanding                                                          6,252               6,252
  Additional paid-in capital                                                                     20,275,963          20,275,963
  Accumulated deficit                                                                           (44,261,152)        (44,907,456)
  Treasury stock, at cost, 4,620 shares                                                            (583,393)           (583,393)
                                                                                               ------------        ------------

    Total stockholders' deficit                                                                 (24,562,330)        (25,208,634)
                                                                                               ------------        ------------


    Total liabilities and stockholders' deficit                                                $ 31,301,780        $ 30,109,230
                                                                                               ------------        ------------

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and March 31, 2004

                                                                               MARCH 31, 2005           MARCH 31, 2004
                                                                                (UNAUDITED)              (UNAUDITED)

Revenues                                                                        $ 14,447,772           $ 10,539,320

Operating costs                                                                    9,407,401              7,614,350

Selling, general and administrative expenses                                       2,159,380              2,111,883

Depreciation and amortization                                                      1,283,656              1,199,134

                                                                                ------------           ------------
   Income (loss) from continuing operations                                        1,597,335               (386,047)

Interest expense and amortization of debt discount                                  (961,583)            (1,350,266)

Net gain on sale of fixed assets                                                          --                 56,347

Other income                                                                          10,552                  4,344
                                                                                ------------           ------------

   Income (loss) from continuing operations before income taxes                      646,304             (1,675,622)

Provision for income taxes                                                                --                     --
                                                                                ------------           ------------

   Income (loss) before discontinued operations                                      646,304             (1,675,622)

Discontinued operations (Note 5)

   Loss from operations of discontinued directional
      drilling segment (including estimated loss on
      disposal of $1,374,939)                                                             --             (1,336,457)

                                                                                ------------           ------------
   Net income (loss)                                                            $    646,304           $ (3,012,079)
                                                                                ============           ============

Net income (loss) per share - basic and diluted:

   Income (loss) before discontinued operations                                 $        .05           $       (.13)
   Discontinued operations                                                                --                   (.11)
                                                                                ------------           ------------

Net income (loss) per share - basic and diluted                                 $        .05           $       (.24)
                                                                                ============           ============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and March 31, 2004

                                                                               MARCH 31, 2005         MARCH 31, 2004
                                                                                (Unaudited)            (Unaudited)

Cash flows from operating activities:                                           $ 1,824,080            $(2,008,557)
                                                                                -----------            -----------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                               (2,045,385)            (1,895,798)
     (Increase) decrease in restricted cash                                        (934,144)               174,734
     Proceeds from sale of property, plant and equipment                                 --                319,682
                                                                                -----------            -----------
                    Cash used in investing activities                            (2,979,529)            (1,401,382)
                                                                                -----------            -----------
Cash flows from financing activities:
     Proceeds from bank and other borrowings                                         99,711              2,438,971
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                                (1,271,415)            (1,818,177)
     Proceeds from (payments on) working revolver, net                            1,300,000             (1,245,692)
                                                                                -----------            -----------
                    Cash provided by (used in) financing activities                 128,296               (624,898)
                                                                                -----------            -----------

                    Net decrease in cash and cash equivalents                    (1,027,153)            (4,034,837)
Cash and cash equivalents, beginning of period                                    2,647,980              4,661,030
                                                                                -----------            -----------
Cash and cash equivalents, end of period                                        $ 1,620,827            $   626,193
                                                                                -----------            -----------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                                $   142,530            $   332,982
                                                                                -----------            -----------
        Income taxes                                                            $        --            $        --
                                                                                -----------            -----------

          See accompanying notes to the condensed financial statements.

                          BLACK WARRIOR WIRELINE CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Black Warrior Wireline Corp. (the "Company"). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 should be read in conjunction with this document.

         Business of the Company. The Company is an oil and natural gas service company currently providing various services to oil and natural gas well operators primarily in the continental United States and in the Gulf of Mexico. Through August 6, 2004, the Company's principal lines of business included (a) wireline services, and (b) directional oil and natural gas well drilling and downhole surveying services. As discussed in Note 5, on August 6, 2004 the Company sold its directional drilling division to Multi-Shot, LLC, a newly formed Texas limited liability company and such business is treated as a discontinued operation for the three-month period ended March 31, 2004.

         Liquidity. The Company reported net income (loss) for the three months ended March 31, 2005 of approximately $646,000 and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, of approximately ($1,800,000), ($5,500,000) and ($7,600,000), respectively. Cash flows provided by operations were approximately $1,800,000 for the three months ended March 31, 2005 and $3,600,000, $10,600,000, and $5,400,000, for the years ended December
31, 2004, 2003, and 2002, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $8.8 million at March 31, 2005, other indebtedness of approximately $1.9 million and approximately $41.0 million (including approximately $18.0 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively "the St. James Partnerships") and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

         On November 14, 2004, the Company entered into a Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million. The Restated Credit Agreement amends, restates and modifies an Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto. The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million. Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate. The base rate is the higher of
(i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company's assets. The Restated Credit Agreement expires on November 14, 2007.

         Initial borrowings under the Restated Credit Agreement advanced on November 14, 2004 were $8.0 million borrowed under the term loan. No borrowings were made under the revolving loan at that time. Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capex loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 million was placed in escrow for the possible repayment of principal and accrued interest on subordinated secured indebtedness and approximately $1.9 million was borrowed to be used by the Company for general corporate purposes. Any funds placed in escrow not used for the repayment of subordinated secured indebtedness were returned to the Company. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007. The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

         Note Extensions. In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders to extend the maturity date of the Company's outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million outstanding common stock purchase warrants to December 31, 2009.

         Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable during 2005, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants throughout the year 2005. If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

2.       STOCK-BASED COMPENSATION

         The Company applies principles from SFAS 123 in accounting for its stock option plan. In accordance with SFAS 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company is excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the methods prescribed in SFAS 123 and later in SFAS 148, the Company's net income or loss and income or loss per share would have been decreased or increased to the pro forma amounts indicated as follows:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------------------------
                                                                       2005                     2004
                                                                       ----                     ----
Net income (loss), as reported                                     $   646,304             $(3,012,079)
Add (deduct):  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of related
tax effects                                                             51,800                  (3,000)
                                                                   -----------             -----------
Pro forma net income (loss)                                        $   698,104             $(3,015,079)
                                                                   ===========             ===========
Earnings (loss) per share:
       Basic and diluted - as reported                             $       .05             $      (.24)
                                                                   ===========             ===========
       Basic and diluted - pro forma                               $       .06             $      (.24)
                                                                   ===========             ===========

3.       EARNINGS PER SHARE

         The calculation of basic and diluted earning per share ("EPS") is as follows:

                                                                       FOR THE THEE MONTHS ENDED,
                                          -------------------------------------------------------------------------------------
                                                       MARCH 31, 2005                               MARCH 31, 2004
                                          ------------ ---------------- ----------    ------------- ---------------- ----------
                                            Income         Shares       Per Share        Income         Shares       Per Share
                                          (Numerator)   (Denominator)    Amount       (Numerator)    (Denominator)    Amount
                                          ------------ ---------------- ----------    ------------- ---------------- ----------

NET INCOME (LOSS) PER SHARE - BASIC AND
DILUTED
Income (loss) before discontinued
   operations available to common
   stockholders                           $   646,304     12,499,528     $   .05       $(1,675,622)     12,499,528    $  (.13)


Discontinued operations                            --     12,499,528       --           (1,336,457)     12,499,528       (.11)
                                          -----------                    -------       -----------                    -------
Net income (loss) per share - basic and
   diluted                                $   646,304     12,499,528     $   .05       $(3,012,079)     12,499,528    $  (.24)
                                          -----------                    -------       -----------                    -------

         Options and warrants to purchase 79,143,983 and 98,794,169 shares of common stock at prices ranging from $0.75 to $6.63 were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see
Note 7).

         Convertible debt instruments, including convertible interest, which would result in the issuance of 54,298,629 and 53,003,690 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of March 31, 2005 (see Note 7).

4.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

5.       DISCONTINUED OPERATIONS

         On August 6, 2004, the Company completed the sale of its assets associated with its directional drilling business, (referred to as the "Multi-Shot Business") pursuant to an Asset Purchase Agreement entered into on June 3, 2004. The buyer of the Multi-Shot Business was a newly-organized Texas limited liability company, with the name Multi-Shot, LLC, which included among its members Allen Neel, formerly the Executive Vice President of the Company, as well as two of the Company's other former employees employed in the Multi-Shot Business. These persons are referred to as the Key Multi-Shot Employees. The Company has been advised that as of August 6, 2004, these persons held less than a 10% equity interest in the buyer.

         The transaction included the sale of all the Company's assets used in the Multi-Shot Business, including certain real property located in Odessa, Texas, improvements and fixtures located on the property; machinery and equipment, receivables, inventories, tangible and intangible assets and all books, records and files.

         The purchase price was $11.0 million consisting of $10.4 million in cash and approximately $628,000 payable by assignment and release by the three Key Multi-Shot Employees of their claims under their employment agreements with the Company to change of control payments that may be due in the aggregate of that amount. The purchase price was subject to adjustment at and as of the closing of the sale for increases and decreases in the Multi-Shot Business' net working capital of $270,000 as of November 30, 2003 and increases and decreases in its inventory of approximately $5,207,000 as of December 31, 2003. On the basis of an initial closing date balance sheet prepared by the Company and delivered at the closing of the sale on August 6, 2004, the purchase price was reduced by a net adjustment of approximately $22,000. This net adjustment reflected a decrease in net working capital subsequent to November 30, 2003 through the closing of approximately $552,000, and an increase in inventory value subsequent to December 31, 2003 through the closing of approximately $530,000.

         The Asset Purchase Agreement provided that within 45 days after the closing, the buyer was to prepare and deliver a proposed final closing date balance sheet to include the buyer's calculation of the final adjustment amounts for increases and decreases as of the closing date in net working capital of $270,000 as of November 30, 2003 and increases and decreases as of the closing date in inventory of approximately $5,207,000 as of December 31, 2003, which adjustments, when determined, would result in establishing the final purchase price.

         Out of the net cash proceeds from the sale of the Multi-Shot Business, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company's senior secured creditor.

         In February 2005, the Company entered into a Compromise Agreement with the buyer resolving certain matters that had arisen under the Asset Purchase Agreement subsequent to the closing. Among the matters resolved was the determination of the final purchase price adjustment under the asset purchase agreement and resolution of the capital expenditure note issued by the buyer at the closing. Pursuant to the Compromise Agreement, the Company paid to the buyer $940,000, and the principal amount of the buyer's capital expenditure note, which was increased to approximately $168,000, was deemed paid. Among other things, the Company's payment reflected a compromise with respect to any and all claims of the buyer with respect to accounts receivable and also reflected a compromise with respect to the final purchase price adjustment. In addition, the Company's representations warranties and covenants in the Asset Purchase Agreement as to the Multi-Shot Business relating to inventory, net working capital, purchase price adjustments, financial statements, accounts receivable, condition of assets (other than real property and leased real property) were agreed not to survive the execution of the Compromise Agreement. Otherwise, the representations warranties and covenants of the Asset Purchase Agreement continue in effect.

6.       RELATED PARTY TRANSACTIONS

         The Company has executed notes payable to SJMB and SJCP. The chairman and an employee of SJMB, L.L.C., the general partner of SJMB, both serve on the Company's Board of Directors. At March 31, 2005 and 2004, notes due to SJMB, SJCP, and related parties totaled $23.0 million and $24.6 million, respectively. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to existing shareholders.

7.       ISSUANCE OF COMMON STOCK

         The Company has outstanding at March 31, 2005 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 133,442,612 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $2.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on March 31, 2005, would represent 8.6% of the shares outstanding on a fully diluted basis.

8.       INCOME TAXES

         The difference between the statutory rate and the effective rate relates to federal tax net operating loss carryforwards (NOL's) that unless utilized, expire at various dates beginning 2010 through 2022. The Company's utilization of NOL's is subject to a number of uncertainties including the ability to generate future taxable income. Accordingly, full valuation allowances have been provided for NOL's generated in each period with no benefits recognized.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003) ("FIN 46(R)"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46(R) are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46(R) requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46(R) to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46(R). The adoption of FIN 46(R) had no effect on the Company's financial statements.

         On December 21, 2004, FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact.

         EITF Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations," provides guidance regarding the application of paragraph 42 of Statement 144 (AC Section
I14) in determining whether to report discontinued operations and is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004. The adoption of EITF Issue 03-13 had no effect on the Company's financial statements.

         In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payments (SFAS 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans. SFAS 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. Certain stock awards may be considered liabilities instead of equity components under SFAS 123(R).

         SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

         On March 29, 2005, the SEC issued Staff Accounting Bulletin "SAB" No. 107 regarding the interaction between SFAS 123(R) which was revised in December 2004 and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, EPS and cash flows.

         On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations, EPS and cash flows.

10.      SUBSEQUENT EVENT

         On April 28, 2005, the Company announced that it has entered into a Letter of Intent with affiliates of Centre Partners Management LLC and Centre Southwest Partners LLC (collectively "Centre") for the acquisition of the Company by an affiliate of Centre. The transaction is subject to, among other things, the preparation and execution of definitive legal documentation and the approval of the stockholders of the Company. If completed, the transaction will result in payment of merger consideration to each Company stockholder of $0.75 per share. The transaction would result in the repayment or assumption at closing by the acquirer of substantially all of the outstanding liabilities and indebtedness of the Company. The Company cannot make any assurance that the transaction will be completed or, if completed, that it will be completed on the terms announced.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its wireline services and equipment. The energy services sector is completely dependent upon the upstream spending by the oil and natural gas exploration and production side of the industry. A decline in oil and natural gas commodity prices can be expected to result in a decline in the demand for the Company's services and equipment. The Company believes that information regarding the count of active drilling rigs in use in the continental United States as well as offshore in the Gulf of Mexico can be used as an indicator of current likely demand for oil and natural gas well services. Fluctuations in oil and natural gas commodity prices are frequently followed by fluctuations in the number of active drilling rigs. The Company showed improvement in revenues during 2004 over 2003 and 2002 reflecting the increased count of active drilling rigs during those years. Inasmuch as oil and natural gas commodity prices are subject to frequent material fluctuations, there can be no assurance that the Company's revenues in 2005 will equal or exceed its revenues in 2004 and prior years. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services or that the Company will achieve profitability.

         On April 28, 2005, the Company announced that it has entered into a Letter of Intent with affiliates of Centre Partners Management LLC and Centre Southwest Partners LLC (collectively "Centre") for the acquisition of the Company by an affiliate of Centre. The transaction is subject to, among other things, the preparation and execution of definitive legal documentation and the approval of the stockholders of the Company. If completed, the transaction will result in payment of merger consideration to each Company stockholder of $0.75 per share. The transaction would result in the repayment or assumption at closing by the acquirer of substantially all of the outstanding liabilities and indebtedness of the Company. The Company cannot make any assurance that the transaction will be completed or, if completed, that it will be completed on the terms announced.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations. The comparisons detailed below reflect the Company's continuing operations.

         The following table sets forth the Company's revenues from its continuing operations for the three months ended March 31, 2005 and 2004, respectively:

                            THREE MONTHS ENDED
                 MARCH 31, 2005            MARCH 31, 2004
             ------------------------ -------------------------
                   $14,447,772              $10,539,320

         Total revenues increased by approximately $3.9 million to approximately $14.4 million for the three months ended March 31, 2005 as compared to total revenues of approximately $10.5 million for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2005 increased as a result of an increase in the demand for the Company's services which primarily resulted from continued high prices for oil and natural gas and increased drilling activity, evidenced by the higher rig count.

         Operating costs increased by approximately $1.8 million for the three months ended March 31, 2005, as compared to the same period of 2004. Operating costs were 65.1% of revenues for the three months ended March 31, 2005 as compared with 72.2% of revenues for the same periods in 2004. The decrease in operating costs as a percentage of revenues was primarily the result of the higher overall level of activities in the three months ended March 31, 2005 compared with 2004. Salaries and benefits increased by approximately $1.2 million for the three months ended March 31, 2005, as compared to the same period in 2004. Total number of employees increased from 278 at March 31, 2004 to 340 at March 31, 2005. The increase in salaries and benefits is primarily due to the increase in employee levels from 2004.

         Selling, general and administrative expenses increased by approximately $48,000 to $2.2 million in the three months ended March 31, 2005. As a percentage of revenues, selling, general and administrative expenses decreased to 14.9% in the three months ended March 31, 2005 from 20.0% in 2004.

         Depreciation and amortization increased by approximately $85,000 in the three months ended March 31, 2005 to $1.3 million or 8.9% of revenues, from approximately $1.2 million or 11.4% of revenues for 2004. The increase was primarily due to additions of approximately $7.6 million for property, plant and equipment for the twelve months ended March 31, 2005.

         Interest expense and amortization of debt discount decreased by approximately $389,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The decline in interest expense is attributable to the reduction in the Company's senior debt outstanding. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

         The Company's net income for the quarter ended March 31, 2005 was approximately $646,000 compared with a net loss of approximately $3.0 million for the quarter ended March 31, 2004. The net income for the quarter ended March 31, 2005 was the result of an increase in revenues resulting from an increase in demand for the Company's services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $1.8 million for the three months ended March 31, 2005 as compared to cash used of approximately $2.0 million for the same period in 2004. Cash flows from operating activities increased by approximately $3.8 million during the three months ended March 31, 2005 mainly as a result in the increase in demand for the Company's services. Investing activities used cash of approximately $2.0 million during the three months ended March 31, 2005 for the acquisition of property, plant and equipment. During the three months ended March 31, 2004, investing activities used cash of approximately $1.9 million for the acquisition of property, plant and equipment. During the three months ended March 31, 2005, financing activities used cash of approximately $1.3 million for principal payments on debt offset by proceeds on net draws on working capital revolving loans and other borrowings of approximately $1.4 million. For the same period in 2004, financing activities provided cash of approximately $2.4 million from proceeds from bank and other borrowings offset by principal payments on debt and net payments on working capital revolving loans of approximately $3.1 million.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $8.8 million at March 31, 2005, other indebtedness of approximately $1.9 million and approximately $41.0 million (including approximately $18.0 million of accrued interest) owing to the St. James Partnerships.

         GECC Credit Facility. On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million. The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto. The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million. Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company's assets. The Restated Credit Agreement expires on November 14, 2007.

         Initial borrowings under the Restated Credit Agreement advanced on September 14, 2004 were $8.0 million borrowed under the term loan. No borrowings were made under the revolving loan at that time. Proceeds of the initial borrowings were used to repay indebtedness outstanding under a capex loan under the Original Credit Agreement in the amount of approximately $4.3 million, approximately $1.8 million was placed in escrow for the possible repayment of principal and accrued interest on subordinated secured indebtedness and approximately $1.9 million was borrowed to be used by the Company for general corporate purposes. Any funds placed in escrow not used for the repayment of subordinated secured indebtedness were returned to the Company. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company's continuing compliance with the terms of the agreement, with the outstanding balance of the revolving loan to be paid in full at the expiration of the Restated Credit Agreement on November 14, 2007. The term loan is to be repaid in 35 equal monthly installments of $133,333 with a final installment of $3,333,345 due and payable on November 14, 2007.

         At March 31, 2005, borrowings under the term loan were $7.5 million and borrowings under the revolving loan were $1.3 million.

         Borrowings under the Restated Credit Agreement may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of certain pre-payment fees declining from 3% to 1% in the event the termination or reduction during the first, second or third year of the term of the Restated Credit Agreement, providing a reduced fee is payable in the event the indebtedness is prepaid out of the proceeds of a sale of the Company prior to June 30, 2005. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

         Initial borrowings under the Restated Credit Agreement were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers' certificates, an opinion of counsel, the extension of the maturity date of approximately $5.4 million principal amount of the Company's outstanding subordinated notes to a date 90 days after the maturity date of the Restated Credit Facility with no payments of principal or interest to be made prior to that date, and the completion of legal due diligence. Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Restated Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Restated Credit Agreement, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

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

         Events of default under the Restated Credit Agreement include, among others, (a) the failure to pay when due principal or interest or fees owing under the Restated Credit Agreement, (b) the failure to perform the covenants under the Restated Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of certain post closing documents, including evidence of key man life insurance on the lives of William Jenkins and Ron Whitter, maintenance of compliance with the financial covenants in the loan agreement and maintenance of compliance with the loan agreement's negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly un-audited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, and (i) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Restated Credit Agreement, declare all indebtedness outstanding under the Restated Credit Agreement due and payable, and exercise any of their rights under the Restated Credit Agreement which includes the ability to foreclose on the Company's assets.

         There can be no assurance that the Company will be able to remain in compliance with these financial and other covenants or be able to obtain such amendments, consents or waivers of with respect to potential violations of these covenants when required. The Company's inability to do so may result in the Company being placed in violation of those financial and other covenants. The Company can make no assurances that it will remain in compliance with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in GECC exercising mandatory prepayment options under the Company's Restated Credit Agreement. Should the Company be unable to borrow funds under its Restated Credit Agreement or if prepayment of those borrowings were required, the Company can make no assurances that alternative funding could be obtained.

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for November 14, 2004, for a complete statement of the terms and conditions.

         Subordinated Secured Indebtedness - Note Extensions. In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders to extend the maturity date of the Company's outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million outstanding common stock purchase warrants to December 31, 2009.

         All of the debt and interest owed under the subordinated secured promissory notes is subordinated to the Company's senior credit facility and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid.

         Substantially all of the Company's assets are pledged as collateral for the indebtedness outstanding under the subordinated secured promissory notes, which are subordinated in the payment of principal and interest to indebtedness owing to GECC, the Company's senior lender.

         Other Indebtedness. In December 2004, the Company incurred indebtedness of approximately $2.3 million in connection with financing the payment of annual insurance premiums in that amount. The indebtedness is payable in monthly installments ending in September 2005.

         Other Liquidity Matters. The Company believes that with the extension in November 2004 of its revolving and term credit facility with GECC with an expiration of November 14, 2007, the extension of the maturity of its subordinated indebtedness to February 2008 and the current and projected operating environment of the oil and natural gas industry, it will be able to meet its 2005 liquidity requirements. In addition to funding operating expenses, cash requirements for 2005 and 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. Such cash requirements are expected to be funded from the Company's operating cash flows. For a discussion of certain risk factors, see "Risks Related to the Company" and "Risk Factors Related to the Oil and Gas Well Service Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

         SJCP and SJMB, their general partners and Charles E. Underbrink, who is a Director of the Company and a director of the general partners of the St. James Partnerships, were added as defendants in an amended complaint filed in March 2005 in Texas by two of the limited partners of the St. James Partnerships. The action was originally instituted in December 2004 against the auditors of the St. James Partnerships. The plaintiffs brought the action as a class action on behalf of all the limited partners of the St. James Partnerships and are seeking class action certification. No claim has been asserted against the Company and the Company is not a defendant in the action. However, the complaint and the amended complaint in the action contain allegations that the Company participated with Mr. Underbrink in actions the plaintiffs allege were fraudulent and constituted securities violations. The Company has not concluded that it is probable that a claim will be asserted against it and does not believe that if a claim is asserted that there is a reasonable possibility that the outcome would be unfavorable to the Company or that any resulting liability would be material to the Company's financial condition.

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three months ended March 31, 2005.

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

         The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, any impairment is measured at fair value based on a projected discounted net cash flows expected to result from that asset, including eventual disposition.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's

Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and natural gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to complete the proposed transaction announced on April 28, 2005 relating to the proposed acquisition of the Company by Centre, or to engage in any other strategic transaction, including any possible merger, sale of all or a portion of the Company's wireline service assets or other business combination transaction involving the Company's wireline service business, the ability of the Company to raise additional debt or equity capital to meet its requirements and to obtain additional financing when and if required, the Company's ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company's ability to implement and, if appropriate, expand a cost-cutting program, if required, the ability of the Company to compete in the premium oil and natural gas services market, the ability of the Company to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and natural gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and natural gas can be expected to adversely affect the Company's revenues. Any such adverse developments could adversely affect the Company's ability to complete the proposed transaction with Centre. The Company cautions readers that various risk factors could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans and proposed transaction with Centre. Readers should refer to the Company's Annual Report on Form 10-K and the risk factors disclosed therein.

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

         Under the Restated Credit Agreement with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at March 31, 2005 remained unchanged throughout 2005, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2004 prevailed throughout the year 2005, it would increase the Company's 2005 interest expense by approximately $88,000.

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


         (b) Reports on Form 8-K

                           The Company filed the following Current Reports on Form 8-K in response to the Items named:

                             Report Date                   Item

                             March 16, 2005     Item 1.01. Entry Into a Material
                                                Definitive Agreement.

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

                                           BLACK WARRIOR WIRELINE CORP.
                                           ----------------------------
                                                  (Registrant)


Date:  May 13, 2005                   /S/ William L. Jenkins
                                      ------------------------------------
                                                          William L. Jenkins
                                          President and Chief Executive Officer


                                          /S/  Ronald Whitter
                                          ------------------------------
                                                          Ronald Whitter
                                          Chief Financial Officer