Form 10-Q/A
period 2005-03-31
BLACK WARRIOR WIRELINE CORP
filed 2005-05-27
CIK 839871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)
         X  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
         March 31, 2005; or
         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to _______.

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

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
                ------------------------------------------------
               (Address of principal executive offices, zip code)

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

This Form 10-QSB/A is being filed to amend the Black Warrior Wireline Corp. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005 in order to correct a numerical error that appeared in the fifth paragraph under the caption ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Liquidity and Capital Resources - GECC Credit Facility.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except to correct the numerical error. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the correction of the numerical error is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 16, 2005. The following items have been amended as a result of the restatement:


                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      3

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

         Total revenues increased by approximately $3.9 million to approximately $14.4 million for the three months ended March 31, 2005 as compared to total revenues of approximately $10.5 million for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2005 increased as a result of an increase in the demand for the Company's services which primarily resulted from continued high prices for oil and natural gas and increased drilling activity, evidenced by the higher rig count..

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

         Initial borrowings under the Restated Credit Agreement were subject to the fulfillment at or before the closing of a number of closing conditions, including among others, the accuracy of the representations and warranties made by the Company in the loan agreement, delivery of executed loan documents, officers' certificates, an opinion of counsel, the extension of the maturity date of approximately $23.0 million principal amount of the Company's outstanding subordinated notes to a date 90 days after the maturity date of the Restated Credit Facility with no payments of principal or interest to be made prior to that date, and the completion of legal due diligence. Future advances are subject to the continuing accuracy of the Company's representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a "material adverse effect," as defined, the absence of any default or event of default under the Restated Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Restated Credit Agreement, after giving effect to such advance. A "material adverse effect" is defined to include an event having a material adverse effect on the Company's business, assets, operations, prospects or financial or other condition, on the Company's ability to pay the loans, or on the collateral and also includes a decline in the "Average Rig Count" (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 675 for 12 consecutive weeks.

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

                                            BLACK WARRIOR WIRELINE CORP.
                                            ----------------------------
                                                   (Registrant)


Date:  May 26, 2005                   /S/  William L. Jenkins
                                      ------------------------------------
                                           William L. Jenkins
                                           President and Chief Executive Officer


                                            /S/  Ronald Whitter
                                            -------------------
                                                 Ronald Whitter
                                                 Chief Financial Officer