Form 10-Q
period 2005-06-30
BLACK WARRIOR WIRELINE CORP
filed 2005-08-16
CIK 839871

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

                         Commission File Number 0-18754

                          BLACK WARRIOR WIRELINE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   11-2904094
    (State or other jurisdiction of                    (I.R.S employer
    incorporation or organization)                    identification No.)

                 100 ROSECREST LANE, COLUMBUS, MISSISSIPPI 39701
                 -----------------------------------------------
               (Address of principal executive offices, zip code)

                                 (662) 329-1047
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES |X|              NO |_|

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).             Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 2, 2005, 12,499,528 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----


Item 1.  Financial Statements

         Condensed Balance Sheets - June 30, 2005 (unaudited)
         and December 31, 2004                                             3

         Condensed Statements of Operations -
         Three Months Ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                         4

         Condensed Statements of Operations -
         Six Months Ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                         5

         Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                         6

         Notes to Condensed Financial Statements -
         Three and Six Months ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    14

Item 3.  Qualitative and Quantitative Disclosures About Market Risk       23

Item 4.  Controls and Procedures                                          24



PART II - OTHER INFORMATION



Item 6.  Exhibits                                                         25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.

                            CONDENSED BALANCE SHEETS

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       2005               2004
                                                                                   ------------        ------------
                                                                                   (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,874,596        $  2,647,980
     Restricted cash                                                                  1,038,911                   -
     Accounts receivable, less allowance of $486,215 and $475,449, respectively      12,465,097           8,330,618
     Other receivables                                                                   95,676             216,195
     Prepaid expenses                                                                 1,574,798           3,030,040
     Other current assets                                                             1,657,485           1,440,483
                                                                                   ------------        ------------

           Total current assets                                                      18,706,563          15,665,316

Property, plant and equipment, less accumulated depreciation                         14,857,217          12,978,670
Other assets                                                                            206,348             227,828
Goodwill                                                                              1,237,416           1,237,416
                                                                                   ------------        ------------

           Total assets                                                            $ 35,007,544        $ 30,109,230
                                                                                   ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                              $  3,080,024        $  2,056,832
     Accrued salaries and vacation                                                    1,310,561             840,537
     Other accrued expenses                                                             733,205           1,683,541
     Accrued interest payable                                                             4,190              51,789
     Current maturities of long-term debt                                             3,188,715           4,156,770
                                                                                   ------------        ------------

           Total current liabilities                                                  8,316,695           8,789,469

Long-term debt, less current maturities                                               5,669,732           6,393,281
Non current accrued interest payable to related parties                              18,867,502          17,132,739
Notes payable to related parties                                                     23,002,375          23,002,375
                                                                                   ------------        ------------

           Total liabilities                                                         55,856,304          55,317,864
                                                                                   ------------        ------------
Commitments and contingencies (Note 4)
Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at June 30, 2005 or December 31, 2004                                     -                   -
     Common stock, $.0005 par value, 175,000,000 shares authorized,
         12,504,148 shares issued and outstanding                                         6,252               6,252
     Additional paid-in capital                                                      20,275,963          20,275,963
     Accumulated deficit                                                            (40,547,582)        (44,907,456)
     Treasury stock, at cost, 4,620 shares                                             (583,393)           (583,393)
                                                                                   ------------        ------------

           Total stockholders' deficit                                              (20,848,760)        (25,208,634)
                                                                                   ------------        ------------

           Total liabilities and stockholders' deficit                             $ 35,007,544        $ 30,109,230
                                                                                   ============        ============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and June 30, 2004


                                                                      JUNE 30, 2005    JUNE 30, 2004
                                                                      -------------    -------------
                                                                       (UNAUDITED)      (UNAUDITED)
Revenues                                                               $ 19,709,482    $ 13,170,348

Operating costs                                                          11,221,574       8,250,732

Selling, general and administrative expenses                              2,244,690       2,459,137

Depreciation and amortization                                             1,279,451       1,538,068

                                                                       ------------    ------------
        Income from continuing operations                                 4,963,767         922,411

Interest expense and amortization of debt discount                         (962,212)     (1,188,171)

Net gain (loss) on sale of fixed assets                                      12,641          (2,291)

Other income (expense)                                                     (215,181)          2,020
                                                                       ------------    ------------

        Income (loss) from continuing operations before income taxes      3,799,015        (266,031)

Provision for income taxes                                                   85,445               -
                                                                       ------------    ------------

        Income (loss) before discontinued operations                      3,713,570        (266,031)

Discontinued operations (Note 6)

        Loss from operations of discontinued directional
                 drilling segment                                                 -        (154,711)

                                                                       ------------    ------------
          Net income (loss)                                            $  3,713,570    $   (420,742)
                                                                       ============    ============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations                   $        .30    $       (.02)
        Discontinued operations                                                   -            (.01)
                                                                       ------------    ------------

Net income (loss) per share - basic and diluted                        $        .30    $       (.03)
                                                                       ============    ============


          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005 and June 30, 2004


                                                                         JUNE 30, 2005    JUNE 30, 2004
                                                                         -------------    -------------
                                                                          (UNAUDITED)      (UNAUDITED)
Revenues                                                                  $ 34,157,254    $ 23,709,668

Operating costs                                                             20,628,975      15,865,082

Selling, general and administrative expenses                                 4,404,070       4,571,020

Depreciation and amortization                                                2,563,107       2,737,202

                                                                          ------------    ------------
        Income from continuing operations                                    6,561,102         536,364

Interest expense and amortization of debt discount                          (1,923,795)     (2,538,437)

Net gain on sale of fixed assets                                                12,641          54,056

Other income (expense)                                                        (204,629)          6,364
                                                                          ------------    ------------

        Income (loss) from continuing operations before income taxes         4,445,319      (1,941,653)

Provision for income taxes                                                      85,445               -
                                                                          ------------    ------------

        Income (loss) before discontinued operations                         4,359,874      (1,941,653)

Discontinued operations (Note 6)

        Loss from operations of discontinued directional
                 drilling segment (including estimated loss on disposal
                 of  $1,374,939)                                                     -      (1,491,168)
                                                                          ------------    ------------

          Net income (loss)                                               $  4,359,874    $ (3,432,821)
                                                                          ============    ============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations                      $        .35    $       (.16)
        Discontinued operations                                                      -            (.12)
                                                                          ------------    ------------

Net income (loss) per share - basic and diluted                           $        .35    $       (.28)
                                                                          ============    ============


                           See accompanying notes to the condensed financial
statements.

Black Warrior Wireline Corp.
----------------------------
CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and June 30, 2004


                                                                               JUNE 30, 2005  JUNE 30, 2004
                                                                               -------------  -------------
                                                                                (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:                                           $ 6,385,454    $   274,795
                                                                                -----------    -----------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                               (4,443,385)    (4,061,699)
     Decrease (increase) in restricted cash                                      (1,038,911)       461,729
     Proceeds from sale of property, plant and equipment                             15,062        342,682
                                                                                -----------    -----------
                    Cash used in investing activities                            (5,467,234)    (3,257,288)
                                                                                -----------    -----------
Cash flows from financing activities:
     Debt issuance costs                                                                           (16,707)
     Proceeds from bank and other borrowings                                        573,252      2,438,971
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                                (2,526,159)    (4,184,607)
     Proceeds from working revolver, net                                            261,303      1,593,307
                                                                                -----------    -----------
                    Cash used in financing activities                            (1,691,604)      (169,036)
                                                                                -----------    -----------

                    Net increase (decrease) in cash and cash equivalents           (773,384)    (3,151,529)
Cash and cash equivalents, beginning of period                                    2,647,980      4,661,030
                                                                                -----------    -----------
Cash and cash equivalents, end of period                                        $ 1,874,596    $ 1,509,501
                                                                                -----------    -----------

Supplemental disclosure of cash flow information: Cash paid during the period for:

        Interest                                                                $   236,631    $   682,566
                                                                                -----------    -----------
        Income taxes                                                            $         -    $         -
                                                                                -----------    -----------


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

         Business of the Company. The Company is an oil and natural gas service company currently providing various services to oil and natural gas well operators primarily in the continental United States and in the Gulf of Mexico. Through August 6, 2004, the Company's principal lines of business included (a) wireline services, and (b) directional oil and natural gas well drilling and downhole surveying services. As discussed in Note 5, on August 6, 2004 the Company sold its directional drilling division to Multi-Shot, LLC, a newly formed Texas limited liability company and such business is treated as a discontinued operation for the three and six month periods ended June 30, 2004.

         Liquidity. The Company reported net income (loss) for the six months ended June 30, 2005 of approximately $4,400,000 and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, of approximately ($1,800,000), ($5,500,000) and ($7,600,000), respectively. Cash flows provided by operations were approximately $6,400,000 for the six months ended June 30, 2005 and $3,600,000, $10,600,000, and $5,400,000, for the years ended December
31, 2004, 2003, and 2002, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $7.3 million at June 30, 2005, other indebtedness of approximately $1.5 million and approximately $41.9 million (including approximately $18.9 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively "the St. James Partnerships") and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

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

         Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable during 2005, the Company will be able to generate sufficient cash flow to meet its working capital needs and continue to comply with its debt covenants throughout the year 2005. If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

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


                                                                             THREE MONTHS ENDED
                                                                        JUNE 30, 2005   JUNE 30, 2004
                                                                        -------------   -------------
Net income (loss) - as reported                                          $ 3,713,570    $  (420,742)

Add (deduct): Total stock-based employee compensation expense determined under fair value method for all awards, net of related
   tax effects                                                               (17,848)       (35,300)
                                                                         -----------    -----------
Net income (loss) - pro forma                                            $ 3,695,722    $  (456,042)
                                                                         -----------    -----------

Income (loss) per share - as reported (basic and diluted):               $       .30    $      (.03)
                                                                         -----------    -----------
Income (loss) per share - pro forma (basic and diluted):                 $       .30    $      (.04)
                                                                         -----------    -----------


                                                                               SIX MONTHS ENDED
                                                                        JUNE 30, 2005   JUNE 30, 2004
                                                                        -------------   -------------
Net income (loss) - as reported                                          $ 4,359,874    $(3,432,821)

Add (deduct): Total stock-based employee compensation expense determined under fair value method for all awards, net of related
   tax effects                                                               (35,696)       (38,300)
                                                                         -----------    -----------
Net income (loss) - pro forma                                            $ 4,324,178    $(3,471,121)
                                                                         -----------    -----------

Income (loss) per share - as reported (basic and diluted):               $       .35    $      (.28)
                                                                         -----------    -----------
Income (loss) per share - pro forma (basic and diluted):                 $       .35    $      (.28)
                                                                         -----------    -----------


3. EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:


                                  FOR THE THREE MONTHS ENDED JUNE 30, 2005             FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                ----------------------------------------------------  ------------------------------------------
                                         INCOME             SHARES         PER SHARE       INCOME         SHARES     PER SHARE
                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                --------------------  ------------------  ----------  ---------------- -------------- ----------
NET LOSS PER SHARE - BASIC
AND DILUTED
Income (loss) before
discontinued operations
     available to common
     stockholders                     $ 3,713,570         12,499,528        $   .30     $  (266,031)     12,499,528    $  (.02)

Discontinued operations                         -         12,499,528           -           (154,711)     12,499,528       (.01)
                                      -----------                           -------     -----------                    -------
Net income (loss) per share -
basic and diluted                     $ 3,713,570         12,499,528        $   .30     $  (420,742)     12,499,528    $  (.03)
                                      -----------                           -------     -----------                    -------


                                      FOR THE SIX MONTHS ENDED JUNE 30, 2005             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                ----------------------------------------------------  ------------------------------------------
                                         INCOME             SHARES         PER SHARE       INCOME         SHARES     PER SHARE
                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                --------------------  ------------------  ----------  ---------------- -------------- ----------
NET LOSS PER SHARE - BASIC
AND DILUTED
Income (loss) before
discontinued operations
     available to common
     stockholders                     $ 4,359,874         12,499,528        $   .35     $(1,941,653)     12,499,528    $  (.16)


Discontinued operations                         -         12,499,528           -         (1,491,168)     12,499,528       (.12)
                                      -----------                           -------     -----------                    -------

Net income (loss) per share
basic and diluted                     $ 4,359,874         12,499,528        $   .35     $(3,432,821)     12,499,528    $  (.28)
                                      -----------                           -------     -----------                    -------



         Options and warrants to purchase 81,359,183 and 98,794,169 shares of common stock at prices ranging from $0.75 to $2.63 were outstanding during the three and six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7).

         Convertible debt instruments, including convertible interest, which would result in the issuance of 55,461,526 and 54,245,682 shares of common stock, if the conversion features were exercised, were outstanding during the three and six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of June 30, 2005 (see Note 7).

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

         In February 2005, the Company entered into a Compromise Agreement with the buyer resolving certain matters that had arisen under the Asset Purchase Agreement subsequent to the closing. Among the matters resolved was the determination of the final purchase price adjustment under the Asset Purchase Agreement and resolution of the capital expenditure note issued by the buyer at the closing. Pursuant to the Compromise Agreement, the Company paid to the buyer $940,000, and the principal amount of the buyer's capital expenditure note, which was increased to approximately $168,000, was deemed paid. Among other things, the Company's payment reflected a compromise with respect to any and all claims of the buyer with respect to accounts receivable and also reflected a compromise with respect to the final purchase price adjustment. In addition, the Company's representations warranties and covenants in the Asset Purchase Agreement as to the Multi-Shot Business relating to inventory, net working capital, purchase price adjustments, financial statements, accounts receivable, condition of assets (other than real property and leased real property) were agreed not to survive the execution of the Compromise Agreement. Otherwise, the Company's representations and warranties and covenants survive the closing under the Asset Purchase Agreement to the extent provided in the agreement.

6. RELATED PARTY TRANSACTIONS

         The Company has executed notes payable to SJMB and SJCP. The chairman and an employee of SJMB, L.L.C., the general partner of SJMB, both serve on the Company's Board of Directors. At June 30, 2005 and 2004, notes due to SJMB, SJCP, and related parties totaled $23.0 million and $24.6 million, respectively. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to existing shareholders.

7. ISSUANCE OF COMMON STOCK

         The Company has outstanding at June 30, 2005 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 136,820,709 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $2.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on June 30, 2005, would represent 8.4% of the shares outstanding on a fully diluted basis.

8. INCOME TAXES

         The difference between the statutory rate and the effective rate relates to federal tax net operating loss carryforwards (NOL's) that unless utilized, expire at various dates beginning 2018 through 2024. The Company's utilization of NOL's is subject to a number of uncertainties including the ability to generate future taxable income. If the Company achieves sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce the Company's tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or expired, the Company would be subject to increased tax expense and reduced earnings due to such tax expense.

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

10. SUBSEQUENT EVENT

         On April 28, 2005, the Company announced that it had entered into a letter of intent with affiliates of Centre Partners Management LLC and Centre Southwest Partners LLC (collectively "Centre") for the acquisition of the Company by an affiliate of Centre. The transaction was subject to, among other things, the preparation and execution of definitive legal documentation and the approval of the stockholders of the Company. The Company has determined that it is unable to reach a definitive agreement with Centre on terms acceptable to the Company and the letter of intent and its exclusivity provisions have expired. The Company intends to continue its efforts to examine and pursue various alternative means to maximize its value to stockholders. These efforts are expected to include efforts regarding a possible recapitalization or restructuring of its balance sheet, including a possible refinancing of the Company's outstanding indebtedness, as well as a possible merger, sale of assets or other business combination involving the Company. The Company has not entered into any agreements to effect any such transactions and there can be no assurance that any agreements will be entered into or that the Company's efforts in this regard will be successful.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its wireline services and equipment. The energy services sector is completely dependent upon the upstream spending by the oil and natural gas exploration and production side of the industry. A decline in oil and natural gas commodity prices can be expected to result in a decline in the demand for the Company's services and equipment. The Company believes that information regarding the count of active drilling rigs in use in the continental United States as well as offshore in the Gulf of Mexico can be used as an indicator of current likely demand for oil and natural gas well services. Fluctuations in oil and natural gas commodity prices are frequently followed by fluctuations in the number of active drilling rigs. The Company showed improvement in revenues during 2005 over prior periods reflecting the increased count of active drilling rigs during those years. Inasmuch as oil and natural gas commodity prices are subject to frequent material fluctuations, there can be no assurance that the Company's revenues experienced in the first half of 2005 will continue to equal or exceed its revenues in 2004 and prior years. There can be no assurance that the Company will continue to experience any material increase in the demand for and utilization of its services or that the Company will maintain profitability.

         On April 28, 2005, the Company announced that it had entered into a Letter of Intent with affiliates of Centre Partners Management LLC and Centre Southwest Partners LLC (collectively "Centre") for the acquisition of the Company by an affiliate of Centre. The transaction was subject to, among other things, the preparation and execution of definitive legal documentation and the approval of the stockholders of the Company. On August 8, 2005, the Company determined that it was unable to reach a definitive agreement with Centre on terms acceptable to the Company and advised Centre that it is unable to proceed with the transaction. The Company intends to continue its efforts to examine and pursue various alternative means to maximize its value to stockholders. These efforts are expected to include efforts regarding a possible recapitalization or restructuring of its balance sheet, including a possible refinancing of the Company's outstanding indebtedness, as well as a possible merger, sale of assets or other business combination involving the Company. The Company has not entered into any agreements to effect any such transactions and there can be no assurance that any agreements will be entered into or that the Company's efforts in this regard will be successful.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

         The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations. The comparisons detailed below reflect the Company's continuing operations.

         The following table sets forth the Company's revenues from its continuing operations for the three and six months ended June 30, 2005 and 2004, respectively:


                      Three Months Ended                         Six Months Ended
              June 30, 2005        June 30, 2004         June 30, 2005       June 30, 2004
              -------------------- -------------------   ------------------- ------------------
                  $19,709,482         $13,170,348           $34,157,254         $23,709,668


         Total revenues increased by approximately $6.5 million to approximately $19.7 million for the three months ended June 30, 2005 and increased by approximately $10.4 million for the six months ended June 30, 2005 as compared to total revenues of approximately $13.2 million and $23.7 million for the three and six months ended June 30, 2004, respectively. Revenues for the three and six months ended June 30, 2005 increased as a result of an increase in the demand for the Company's services which primarily resulted from continued high prices for oil and natural gas and increased drilling activity, as evidenced by the higher rig count.

         Operating costs increased by approximately $3.0 million and $4.8 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004. Operating costs were 56.9% and 60.4% of revenues for the three and six months ended June 30, 2005, respectively as compared with 62.6% and 66.9% of revenues for the same periods in 2004. The decrease in operating costs as a percentage of revenues was primarily the result of the higher overall level of activities in the three and six months ended June 30, 2005 compared with 2004. Salaries and benefits increased by approximately $1.5 million and $2.7 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. Total number of employees increased from 302 at June 30, 2004 to 368 at June 30, 2005. The increase in salaries and benefits is primarily due to the increase in employee levels from 2004.

         Selling, general and administrative expenses decreased by approximately $214,000 and $167,000 for the three and six months ended June 30, 2005, respectively. The decrease was primarily due to a decrease in bad debts and debt issuance amortization. As a percentage of revenues, selling, general and administrative expenses decreased to 11.3% and 12.9% for the three and six months ended June 30, 2005, respectively from 18.7% and 19.3% in 2004.

         Depreciation and amortization decreased by approximately $259,000 and $174,000 for the three and six months ended June 30, 2005, respectively. The decrease was primarily due to certain assets becoming fully depreciated in the periods.

         Interest expense and amortization of debt discount decreased by approximately $226,000 and $615,000 for the three and six months ended June 30, 2005, respectively as compared to the same periods in 2004. The decline in interest expense is attributable to the reduction in the Company's senior debt outstanding. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

         Other income (expense) decreased by approximately $217,000 and $211,000 for the three and six months ended June 30, 2005, respectively as compared to the same periods in 2004. The decrease was primarily due to the expensing of previously capitalized transaction expenses associated with the Centre transaction (see Note 10).

         The Company's net income for the three months ended June 30, 2005 was approximately $3.7 million compared with a net loss of approximately $421,000 for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was approximately $4.4 million compared with a net loss of approximately $3.4 million for the same period of 2004. Included in 2004 operating results was a loss from operations of the discontinued directional drilling segment of approximately $155,000 and $1.5 million during the three and six months ended June 30, 2004. The improved results for the three and six months ended June 30, 2005 over the same periods in 2004 was the result of an increase in revenues resulting from an increase in demand for the Company's services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $6.4 million for the six months ended June 30, 2005 as compared to cash provided of approximately $275,000 for the same period in 2004 mainly as a result in the increase in demand for the Company's services. Investing activities used cash of approximately $4.4 million during the six months ended June 30, 2005 for the acquisition of property, plant and equipment as compared to $4.1 million for the same period in 2004. During the six months ended June 30, 2005, financing activities used cash of approximately $2.5 million for principal payments on debt offset by proceeds on net draws on working capital revolving loans and other borrowings of approximately $835,000. For the same period in 2004, financing activities used cash of approximately $4.2 million for principal payments on debt offset by proceeds on net draws on working capital revolving loans and other borrowings of approximately $4.0 million.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $7.3 million at June 30, 2005, other indebtedness of approximately $1.5 million and approximately $41.9 million (including approximately $18.9 million of accrued interest) owing primarily to the St. James Partnerships as well as other holders of subordinated notes.

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

         At June 30, 2005, borrowings under the term loan were $7.1 million and borrowings under the revolving loan were approximately $261,000.

         Borrowings under the Restated Credit Agreement may be prepaid or the facility terminated or reduced by the Company at any time subject to the payment of certain pre-payment fees declining from 3% to 1% in the event the termination or reduction during the first, second or third year of the term of the Restated Credit Agreement. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

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

         The financial covenants prohibit the Company from making capital expenditures in any fiscal year in an aggregate amount exceeding $3.0 million, provided that, by amendment entered into in June 2005, the aggregate amount of capital expenditures for the year ended December 31, 2005 cannot exceed $8.0 million. The financial covenants also require the Company to have for the twelve months ending at the end of each fiscal month commencing with the month ending December 31, 2004 and at the end of each of the months ending on and prior to June 30, 2005, a ratio of EDITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, of 1.5 to 1.0, for the twelve months ending at the end of each fiscal month commencing with the month ending June 30, 2005 and at the end of each of the months thereafter ending on or prior to December 31, 2005, a ratio of EDITDA to fixed charges of 1.45 to 1.0 and, for the twelve months ending at the end of each fiscal month commencing with each month ending after December 31, 2005, a ratio of EDITDA to fixed charges of 1.5 to 1.0. For the purpose of such covenant, fixed charges are calculated based on annualized operating results for the months beginning December 1, 2004. At June 30, 2005, the Company is in compliance with its debt covenants.

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

         Reference is made to the Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for November 14, 2004, for a complete statement of the terms and conditions. The First and Second Amendments to the Credit Agreement, which were entered into in April 2005 and June 2005, respectively, are filed as exhibits to this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2005.

         Subordinated Secured Indebtedness - Note Extensions. In connection with entering into the GECC refinancing in November 2004, the Company agreed with the holders to extend the maturity date of the Company's outstanding subordinated secured promissory notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes. The remainder of the outstanding principal was repaid. The notes bear interest at 15% per annum and the outstanding principal and accrued interest are convertible into shares of the Company's common stock at a conversion price of $0.75 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued. As a condition to extend the maturity date, the Company extended the expiration date of 66.1 million outstanding common stock purchase warrants to December 31, 2009.

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

         Other Liquidity Matters. The Company believes that with the extension in November 2004 of its revolving and term credit facility with GECC with an expiration of November 14, 2007, the extension of the maturity of its subordinated indebtedness to February 2008 and the current and anticipated level of the Company's revenues, it will be able to meet its 2005 liquidity requirements. In addition to funding operating expenses, cash requirements for 2005 and 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. Such cash requirements are expected to be funded from the Company's operating cash flows. For a full discussion of risk factors, please see the "Risks Related to the Company" and "Risk Factors Related to the Oil and Gas Well Service Business" In the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and six months ended June 30, 2005.

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

         Property and equipment are carried at original cost less applicable depreciation. Depreciation is recognized on the straight-line basis over lives ranging from two to ten years. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. Warrants are valued based upon an independent valuation. For warrants issued with debt instruments, the difference between the face value of the warrant issued and the value per the valuation is amortized into income through interest expense over the life of the related debt instrument.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to the Company's ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for oil and natural gas, predictions and expectations as to the fluctuations in the levels of oil and natural gas prices, pricing in the oil and natural gas services industry and the willingness of customers to commit for oil and natural gas well services, the ability of the Company to complete engage in a strategic transaction, including any possible recapitalization or restructuring of its balance sheet, including a possible refinancing of its outstanding indebtedness, a merger or sale of its assets or engage in another business combination transaction, the ability of the Company to raise debt or equity capital to recapitalize or restructure its balance sheet and to obtain additional financing when and if required, the Company's ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company's ability to implement and, if appropriate, expand a cost-cutting program, if required, the ability of the Company to compete in the premium oil and natural gas services market, the ability of the Company to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling. The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the oil and natural gas industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for oil and natural gas, and other factors could have a material adverse effect on the Company. Material declines in the prices for oil and natural gas can be expected to adversely affect the Company's revenues. The Company cautions readers that various risk factors could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Company's Annual Report on Form 10-K and the risk factors disclosed therein.

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

         Under the Restated Credit Agreement with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at June 30, 2005 remained unchanged throughout 2005, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2004 prevailed throughout the year 2005, it would increase the Company's 2005 interest expense by approximately $73,000.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

          10.1(a) First Amendment dated April 19, 2005 to Amended and Restated Credit Agreement between Registrant and General Electric Capital Corporation.

          10.1(b) Second Amendment dated June 20, 2005 to Amended and Restated Credit Agreement between Registrant and General Electric Capital Corporation.

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

                                           BLACK WARRIOR WIRELINE CORP.
                                           ----------------------------
                                                   (Registrant)


Date: August 15, 2005                      /S/  William L. Jenkins
                                           ------------------------------------
                                           William L. Jenkins
                                           President and Chief Executive Officer


                                           /S/  Ronald Whitter
                                           ------------------------------------
                                           Ronald Whitter
                                           Chief Financial Officer