Form 10-Q
period 2005-09-30
BLACK WARRIOR WIRELINE CORP
filed 2005-11-15
CIK 839871

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)
            /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005; or

            /_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                   _____________ to _____________.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 1, 2005, 16,478,995 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

                          BLACK WARRIOR WIRELINE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.           Financial Statements

                  Condensed Balance Sheets - September 30, 2005 (unaudited)
                  and December 31, 2004                                                             3

                  Condensed Statements of Operations -
                  Three Months Ended September 30, 2005 (unaudited) and
                  September 30, 2004 (unaudited)                                                    4

                  Condensed Statements of Operations -
                  Nine Months Ended September 30, 2005 (unaudited) and
                  September 30, 2004 (unaudited)                                                    5

                  Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2005 (unaudited) and
                  September 30, 2004 (unaudited)                                                    6

                  Notes to Condensed Financial Statements -
                  Three and Nine Months ended September 30, 2005 (unaudited) and
                  September 30, 2004 (unaudited)                                                    7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    16

Item 3.           Qualitative and Quantitative Disclosures About Market Risk                       26

Item 4.           Controls and Procedures                                                          27


PART II - OTHER INFORMATION

Item 6.           Exhibits                                                                         28

PART I - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

BLACK WARRIOR WIRELINE CORP.
CONDENSED BALANCE SHEETS

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                       2005                 2004
                                                                                    (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                       $  6,680,113       $  2,647,980
     Accounts receivable, less allowance of $474,022 and $475,449, respectively        10,536,727          8,330,618
     Other receivables                                                                     52,116            216,195
     Prepaid expenses                                                                   1,057,785          3,030,040
     Other current assets                                                               1,456,626          1,440,483
                                                                                     ------------       ------------

           Total current assets                                                        19,783,367         15,665,316

Property, plant and equipment, less accumulated depreciation                           15,145,012         12,978,670
Other assets                                                                              262,152            227,828
Goodwill                                                                                1,237,416          1,237,416
                                                                                     ------------       ------------

           Total assets                                                              $ 36,427,947       $ 30,109,230
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                $  3,155,655       $  2,056,832
     Accrued salaries and vacation                                                      1,001,323            840,537
     Other accrued expenses                                                               796,390          1,683,541
     Accrued interest payable                                                               8,213             51,789
     Current maturities of long-term debt                                               2,086,206          4,156,770
                                                                                     ------------       ------------

           Total current liabilities                                                    7,047,787          8,789,469

Long-term debt, less current maturities                                                 5,253,556          6,393,281
Non current accrued interest payable to related parties                                19,749,260         17,132,739
Notes payable to related parties                                                       23,002,375         23,002,375
                                                                                     ------------       ------------

           Total liabilities                                                           55,052,978         55,317,864
                                                                                     ------------       ------------

Commitments and contingencies (Note 4) Stockholders' deficit:
     Preferred stock, $.0005 par value, 2,500,000 shares authorized,
        none issued at September 30, 2005 or December 31, 2004                               --                 --
     Common stock, $.0005 par value, 175,000,000 shares authorized,
        12,504,148 shares issued and outstanding                                            6,252              6,252
     Additional paid-in capital                                                        20,275,963         20,275,963
     Accumulated deficit                                                              (38,323,853)       (44,907,456)
     Treasury stock, at cost, 4,620 shares                                               (583,393)          (583,393)
                                                                                     ------------       ------------

           Total stockholders' deficit                                                (18,625,031)       (25,208,634)
                                                                                     ------------       ------------

           Total liabilities and stockholders' deficit                               $ 36,427,947       $ 30,109,230
                                                                                     ============       ============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005 and September 30, 2004

                                                                       SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                                                          (UNAUDITED)           (UNAUDITED)

Revenues                                                                   $ 17,421,589       $ 14,950,787

Operating costs                                                              10,548,294          9,184,912

Selling, general and administrative expenses                                  2,353,362          2,368,328

Depreciation and amortization                                                 1,166,771          1,209,383

                                                                           ------------       ------------
        Income from continuing operations                                     3,353,162          2,188,164

Interest expense and amortization of debt discount                             (972,236)        (1,233,916)

Net loss on sale of fixed assets                                                   --               (6,396)

Other income (expense)                                                         (107,919)             3,512
                                                                           ------------       ------------

        Income from continuing operations before income taxes                 2,273,007            951,364

Provision for income taxes                                                       49,278            110,332
                                                                           ------------       ------------

        Income before discontinued operations                                 2,223,728            841,032

Discontinued operations (Note 5)

        Income from operations of discontinued directional
                 drilling segment                                                  --                6,594

                                                                           ------------       ------------
          Net income                                                       $  2,223,728       $    847,626
                                                                           ============       ============

Net income per share - basic and diluted:

        Income before discontinued operations                              $       0.18       $       0.07
        Discontinued operations                                                    --                 --
                                                                           ------------       ------------

Net income per share - basic and diluted                                   $       0.18       $       0.07
                                                                           ============       ============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
CONDENSED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2005 and September 30, 2004

                                                                                 SEPTEMBER 30, 2005       SEPTEMBER 30, 2004
                                                                                    (UNAUDITED)              (UNAUDITED)

Revenues                                                                          $   51,578,843           $   38,660,455

Operating costs                                                                       31,177,269               25,049,994

Selling, general and administrative expenses                                           6,757,432                6,939,348

Depreciation and amortization                                                          3,729,878                3,946,585
                                                                                  --------------           --------------
        Income from continuing operations                                              9,914,264                2,724,528

Interest expense and amortization of debt discount                                   (2,896,031)              (3,772,353)

Net gain on sale of fixed assets                                                          12,641                   47,660

Other income (expense)                                                                 (312,548)                    9,876
                                                                                  --------------           --------------
        Income (loss) from continuing operations before income taxes                   6,718,326                (990,289)

Provision for income taxes                                                               134,723                  110,332
                                                                                  --------------           --------------
        Income (loss) before discontinued operations                                   6,583,603              (1,100,621)

Discontinued operations (Note 5)

        Loss from operations of discontinued directional
                 drilling segment (including estimated loss on disposal
                 of $1,374,939)                                                                -              (1,484,574)
                                                                                  --------------           --------------
                                                                                  $    6,583,603           $   (2,585,195)
                                                                                  ==============           ==============

Net income (loss) per share - basic and diluted:

        Income (loss) before discontinued operations                                $       0.53            $      (0.09)
        Discontinued operations                                                                -                   (0.12)
                                                                                  --------------           --------------

Net income (loss) per share - basic and diluted                                     $       0.53            $      (0.21)
                                                                                  ==============           ==============

          See accompanying notes to the condensed financial statements.

Black Warrior Wireline Corp.
CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and September 30, 2004

                                                                              SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                                                                  (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:                                             $ 13,124,972           $  4,626,801
                                                                                  ------------           ------------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                  (5,897,612)            (6,010,500)
     Decrease in restricted cash                                                          --                  504,442
     Proceeds from sale of property, plant and equipment                                15,062             10,715,521
                                                                                  ------------           ------------
                    Cash provided by (used in) investing activities                 (5,882,550)             5,209,463
                                                                                  ------------           ------------
Cash flows from financing activities:
     Debt issuance costs                                                                  --                 (234,875)
     Proceeds from bank and other borrowings                                           573,252              3,279,892
     Principal payments on long-term debt, notes payable and
        capital lease obligations                                                   (3,783,541)           (14,168,654)
     Proceeds from working revolver, net                                                  --               (3,159,929)
                                                                                  ------------           ------------
                    Cash used in financing activities                               (3,210,289)           (14,283,566)
                                                                                  ------------           ------------

                    Net increase (decrease) in cash and cash equivalents             4,032,133             (4,447,302)
Cash and cash equivalents, beginning of period                                       2,647,980              4,661,030
                                                                                  ------------           ------------
Cash and cash equivalents, end of period                                          $  6,680,113           $    213,728
                                                                                  ------------           ------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:

        Interest                                                                  $    323,086           $  1,445,029
                                                                                  ------------           ------------

        Income taxes                                                              $       --             $       --
                                                                                  ------------           ------------

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

         Business of the Company. The Company is an natural gas and oil service company currently providing various services to natural gas and oil well operators primarily in the continental United States and in the Gulf of Mexico. Through August 6, 2004, the Company's principal lines of business included (a) wireline services, and (b) directional natural gas and oil well drilling and downhole surveying services. As discussed in Note 5, on August 6, 2004 the Company sold its directional drilling division to Multi-Shot, LLC, a newly formed Texas limited liability company and such business is treated as a discontinued operation for the three and nine month periods ended September 30, 2004.

         Liquidity. The Company reported net income (loss) for the nine months ended September 30, 2005 of approximately $6,600,000 and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, of approximately ($1,800,000), ($5,500,000) and ($7,600,000), respectively. Cash flows provided by operations were approximately $13,100,000 for the nine months ended September 30, 2005 and $3,600,000, $10,600,000, and $5,400,000, for the years ended
December 31, 2004, 2003, and 2002, respectively. The Company is highly leveraged. The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $6.7 million at September 30, 2005, other indebtedness of approximately $673,000 and approximately $42.8 million (including approximately $19.8 million of accrued interest) owing to St. James Merchant Bankers, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP") and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively "the St. James Partnerships") and directors, who are related parties. The Company's debt and accrued interest owed to related parties is convertible into common stock and is subordinate to its Senior Credit Facility with General Electric Capital Corporation ("GECC"). In addition, no repayments of the related party debt or accrued interest can be made until the Senior Credit Facility is completely extinguished.

         On November 14, 2004, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million. The Restated Credit Agreement amends, restates and modifies an Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto. The Restated Credit Agreement includes a revolving loan of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million. Eligible accounts are defined to exclude, among other items and subject to certain exceptions, accounts outstanding of debtors that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts with reserves established against them to the extent of such reserves as GECC may set from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loan is 1.75% above a base rate and on borrowings under the term loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company's assets. The Restated Credit Agreement expires on November 14, 2007.

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

         Strong and stable market conditions and the Company's ability to meet intense competitive pressures are essential to the Company's maintaining a positive liquidity position and meeting debt covenant requirements. Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company's debt. The Company believes that if market conditions remain stable during the remainder of 2005, the Company will be able to generate sufficient cash flow to meet its working capital needs and continue to comply with its debt covenants throughout the remainder of 2005 and through 2006. If market conditions decline significantly, the Company may be required to obtain additional amendments to or waivers under its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

2.       STOCK-BASED COMPENSATION

         The Company applies principles from Statement of Financial Accounting Standards ("SFAS") 123 in accounting for its stock option plan. In accordance with SFAS 123, the Company has elected not to report the impact of the fair value of its stock options in the statements of operations but, instead, to disclose the pro forma effect and to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for stock options issued to employees with an exercise price at fair market value or above. Compensation expense for options issued to non-employees of the Company is excluded from the pro forma effect below, as compensation expense has been recognized in the accompanying financial statements. Had compensation cost for all of the Company's stock options issued been determined based on the fair value at the grant dates for awards consistent with the methods prescribed in SFAS 123 and later in SFAS 148, the Company's net income or loss and income or loss per share would have been decreased or increased to the pro forma amounts indicated as follows:

                                                                                     THREE MONTHS ENDED
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2005                 2004
                                                                             -------------        -------------
Net income - as reported                                                      $ 2,223,728          $   847,626

Add (deduct): Total stock-based employee compensation expense determined under fair value method for all awards, net of related
   tax effects                                                                     26,649              (28,000)
                                                                              -----------          -----------
Net income - pro forma                                                        $ 2,250,377          $   819,626
                                                                              -----------          -----------
Income per share - as reported (basic and diluted):                           $      0.18          $      0.07
                                                                              -----------          -----------
Income per share - pro forma (basic and diluted):                             $      0.18          $      0.07
                                                                              -----------          -----------

                                                                                      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                  2005                 2004
                                                                             -------------        -------------

Net income (loss) - as reported                                               $ 6,583,603          $(2,585,195)

Add (deduct): Total stock-based employee compensation expense determined under fair value method for all awards, net of related
   tax effects                                                                     53,545              (66,300)
                                                                              -----------          -----------
Net income (loss) - pro forma                                                 $ 6,637,148          $(2,651,495)
                                                                              -----------          -----------
Income (loss) per share - as reported (basic and diluted):                    $      0.53          $     (0.21)
                                                                              -----------          -----------
Income (loss) per share - pro forma (basic and diluted):                      $      0.53          $     (0.21)
                                                                              -----------          -----------

3.       EARNINGS PER SHARE

The calculation of basic and diluted earning per share ("EPS") is as follows:

                                         FOR THE THREE MONTHS ENDED                    FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30, 2005                            SEPTEMBER 30, 2004
                                -------------------------------------------    ------------------------------------------
                                   INCOME          SHARES       PER SHARE         INCOME          SHARES       PER SHARE
                                 NUMERATOR       DENOMINATOR      AMOUNT        NUMERATOR       DENOMINATOR     AMOUNT
                                -------------    -----------    -----------    -------------    -----------    ----------

NET INCOME PER SHARE - BASIC
AND DILUTED
Income before discontinued
     operations available
     to common stockholders     $  2,223,728     12,499,528       $    .18      $   841,032     12,499,528      $    .07


Discontinued operations                    -     12,499,528              -            6,594     12,499,528           .00
                                -------------                   -----------    -------------                   ----------

Net income per share - basic
and diluted                     $  2,223,728     12,499,528       $    .18      $   847,626     12,499,528      $    .07
                                =============                   ===========    =============                   ==========

                                            FOR THE NINE MONTHS                           FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30, 2005                       ENDED SEPTEMBER 30, 2004
                                -------------------------------------------    ------------------------------------------
                                   INCOME          SHARES       PER SHARE          LOSS           SHARES       PER SHARE
                                 NUMERATOR       DENOMINATOR      AMOUNT        NUMERATOR       DENOMINATOR     AMOUNT
                                -------------    -----------    -----------    -------------    -----------    ----------

NET INCOME (LOSS) PER SHARE -
BASIC AND DILUTED
Income (loss) before
     discontinued operations
     available to common
     stockholders               $  6.583,603     12,499,528      $     .53     $ (1,100,621)     12,499,528    $    (.09)


Discontinued operations                    -     12,499,528              -       (1,484,574)     12,499,528         (.12)
                                -------------                   -----------    -------------                   ----------

Net income (loss) per share -
basic and diluted               $  6,583,603     12,499,528      $     .53     $ (2,585,195)     12,499,528    $     (.21)
                                =============                   ===========    =============                   ==========

         Options and warrants to purchase 81,359,183 and 98,794,169 shares of common stock at prices ranging from $0.75 to $2.63 were outstanding during the three and nine months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the effect would be anti-dilutive (see Note 7).

         Convertible debt instruments, including convertible interest, which would result in the issuance of 56,637,203 and 54,660,888 shares of common stock, if the conversion features were exercised, were outstanding during the three and nine months ended September 30, 2005 and 2004, respectively, but were not included in the computation of the diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments is $0.75 per share as of September 30, 2005 (see Note 7).


4.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

5.       DISCONTINUED OPERATIONS

         On August 6, 2004, the Company completed the sale of its assets associated with its directional drilling business, (referred to as the "Multi-Shot Business") pursuant to an Asset Purchase Agreement entered into on June 3, 2004. The buyer of the Multi-Shot Business was a newly-organized Texas limited liability company, with the name Multi-Shot, LLC, which included among its members Allen Neel, formerly the Executive Vice President of the Company, as well as two of the Company's other former employees employed in the Multi-Shot Business. These persons are referred to as the Key Multi-Shot Employees. The Company was advised that as of August 6, 2004, these persons held less than a 10% equity interest in the buyer.

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

6.       RELATED PARTY TRANSACTIONS

         The Company has executed notes payable to SJMB, L.P. ("SJMB") and St. James Capital Partners, L.P. ("SJCP"), private investment funds. The chairman and an employee of the general partners of SJMB and SJCP, both serve on the Company's Board of Directors. At September 30, 2005 and 2004, notes due to SJMB, SJCP, and related parties totaled $23.0 million. The notes bear interest at 15% and permit conversion to equity, which would result in substantial dilutions to existing shareholders. See Note 10 for the Company's plans for recapitalization.


7.       ISSUANCE OF COMMON STOCK

         The Company has outstanding at September 30, 2005 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 137,996,386 shares of the Company's common stock at exercise and conversion prices ranging from $0.75 to $2.63. Accordingly, if all such securities were exercised or converted, the 12,499,528 shares of Common Stock issued and outstanding on September 30, 2005, would represent 8.3% of the shares outstanding on a fully diluted basis. See Note 10. Subsequent Events for information relating to issuance of shares of the Company's common stock in exchange for outstanding warrants and agreements relating to the conversion of the Company's outstanding convertible subordinated notes.


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

         SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations and EPS when the Statement is adopted.

         On March 29, 2005, the SEC issued Staff Accounting Bulletin "SAB" No. 107 regarding the interaction between SFAS 123(R) which was revised in December 2004 and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and EPS.

         On April 14, 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allows for companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company plans to adopt SFAS 123(R) as of the beginning of the first quarter of 2006. The Company is evaluating the impact this guidance will have on its financial condition, results of operations and EPS.


10.      SUBSEQUENT EVENTS

         As of October 6, 2005, the Company had outstanding 70,761,185 warrants. On October 6, 2005, the Company entered into agreements with the holders of 52,693,685 warrants to exchange those warrants for 17,564,562 shares of Common Stock. Of the 52,693,685 warrants, an aggregate of 40,755,276 are held by SJCP and SJMB, and 11,938,409 were held by Charles E. Underbrink and his family and other related entities. The exchange of warrants for shares of Common Stock by Mr. Underbrink and his related entities was completed on October 6, 2005 resulting in the issuance of 3,979,467 shares and the exchange with SJCP and SJMB will be completed prior to or on June 30, 2006.

         On October 7, 2005, the Company commenced an offer to exchange shares of its common stock for its remaining outstanding 18,067,500 common stock purchase warrants. The Company is offering to exchange one (1) share of Common Stock for each three (3) warrants. Each warrant represents the right to purchase one share of Common Stock at an exercise price of $0.75 per share. As extended on November 7, 2005, the offer to exchange shares of Common Stock for warrants will remain open for acceptance by the holders of the 18,067,500 warrants through 6:00 PM Central Time on November 14, 2005, unless extended.

         The commencement of the exchange offer is the initial step of a series of steps intended to be undertaken by the Company for the purpose of recapitalizing the Company through the elimination of the substantial amount of derivative securities it has outstanding. These derivative securities include the common stock purchase warrants and $42,477,902 of principal amount and accrued interest, as of September 30, 2005, of its outstanding convertible subordinated notes which, as of that date, are convertible at a conversion price of $0.75 per share into an aggregate of 56,637,203 shares of Common Stock.

         The Agreements with SJCP, SJMB and Mr. Underbrink and his related entities also provide that such persons will convert an aggregate of $20,277,374 of principal and all accrued interest (which amounted to $17,111,403 through September 30, 2005) on the Company's outstanding convertible subordinated notes into shares of Common Stock and, subject to market conditions, sell those shares to the Company, along with the shares issued in exchange for their warrants and an additional 5,017,481 shares held by SJMB, L.P., at the closing time of a proposed underwritten public offering of Common Stock intended to be undertaken by the Company. The purchase price paid by the Company for such shares will be the price per share it receives in the public offering less commissions and expenses of the underwriters in the public offering, but not to be less than $0.75 per share.

         Following the completion of the exchange offer period, the Company intends to undertake to complete an underwritten public offering of shares of its Common Stock. The primary purposes of the offering will be to raise capital for the Company, including for the possible repayment of a portion of the Company's senior secured indebtedness, the repayment of any then remaining outstanding convertible subordinated note indebtedness, the repurchase of the shares of the Company's Common Stock from SJCP, SJMB and the Underbrink family entities and for general corporate purposes. In addition, under the terms of a Registration Rights Agreement, the holders of $5,089,125 principal amount and accrued interest (as of September 30, 2005) on outstanding convertible subordinated notes will have the right, subject to certain limitations, to include the shares issuable on conversion of the principal and interest on the notes, as well as the shares of Common Stock issued in exchange for their warrants, in the registration statement. The terms of the underwritten public offering and the amount and price of the shares of Common Stock proposed to be offered and sold have not been determined at this time.

         The information set forth in this Quarterly Report relating to the proposed underwritten public offering does not constitute an offer of any securities of the Company for sale.

         In conjunction with these recapitalization plans, the Company intends, following the exchange offer period, to effect a reverse split of its shares of Common Stock on the basis of one (1) share for each ten (10) shares and, subject to meeting all listing requirements, to seek to list its shares of Common Stock on the Nasdaq Stock Market and to elect additional members to the Company's Board of Directors so that a majority of the Board members will be independent Directors as defined under the Nasdaq Stock Market rules.

         On September 19, 2005, the Company entered into a letter of intent to purchase from the holders all of the outstanding equity securities of BobCat Pressure Control, Inc. ("BobCat"). The purchase price is $51.5 million, less the amount of long-term debt, including current maturities, payable in cash at the closing of the transaction. BobCat provides snubbing services to natural gas and oil well operators in the Mid-Continent area of the United States. Using a series of high pressure blow-out preventers, a snubbing unit makes it possible to remove and replace down-hole equipment in a well (such as drill pipe, casing or tubing) in a pressurized environment, allowing an operator to service a well without using other more disruptive means to control the pressure in the well. BobCat also provides other oil field services, including freezing, hot tap services, well control, fishing, rental tool services and drillouts. The closing of the BobCat acquisition is subject to the completion by the Company of due diligence inquiries into BobCat, the negotiation and execution of a definitive purchase agreement, completion of financing for the transaction and fulfillment of customary closing conditions to be contained in the definitive purchase agreement. It is intended that the purchase price for the BobCat securities will be financed with the proceeds of additional senior secured borrowings, a portion of which, if the acquisition is completed, is expected will be repaid using a portion of the proceeds from the proposed underwritten offering.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations are affected primarily by the extent of utilization and rates paid for its wireline services and equipment. The energy services sector is completely dependent upon the upstream spending by the natural gas and oil exploration and production side of the industry. A decline in natural gas and oil commodity prices can be expected to result in a decline in the demand for the Company's services and equipment. The Company believes that information regarding the count of active drilling rigs in use in the continental United States as well as offshore in the Gulf of Mexico can be used as an indicator of current likely demand for natural gas and oil well services. Fluctuations in natural gas and oil commodity prices are frequently followed by fluctuations in the number of active drilling rigs. The Company showed improvement in revenues during 2005 over prior periods reflecting the increased count of active drilling rigs. Inasmuch as natural gas and oil commodity prices are subject to frequent material fluctuations, there can be no assurance that the Company's revenues experienced in the first three quarters of 2005 will continue to equal or exceed its revenues in 2004 and prior years. There can be no assurance that the Company will continue to experience any increase in the current level of demand for and utilization of its services or that the Company will maintain its current levels of revenues and profitability.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

         The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations. The comparisons detailed below reflect the Company's continuing operations.

         The following table sets forth the Company's revenues from its continuing operations for the three and nine months ended September 30, 2005 and 2004, respectively:

                        Three Months Ended                                        Nine Months Ended
            September 30, 2005          September 30, 2004          September 30, 2005        September 30, 2004
      -------------------------------------------------------    ----------------------------------------------------
               $17,421,589                 $14,950,787                 $51,578,843                $38,660,455

         Total revenues increased by approximately $2.5 million to approximately $17.4 million for the three months ended September 30, 2005 and increased by approximately $12.9 million for the nine months ended September 30, 2005 as compared to total revenues of approximately $15.0 million and $38.7 million for the three and nine months ended September 30, 2004, respectively. Revenues for the three and nine months ended September 30, 2005 increased as a result of an increase in the demand for the Company's services which primarily resulted from continued high prices for natural gas and oil and increased drilling activity, as evidenced by the higher rig count. Revenues for the three months ended September 30, 2005 decreased by approximately $2.3 million from the three months ended June 30, 2005 primarily as the result of the effect of weather on the Company's offshore wireline operations in the Gulf of Mexico.

         Operating costs increased by approximately $1.4 million and $6.1 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004. Operating costs were 60.5% and 60.4% of revenues for the three and nine months ended September 30, 2005, respectively as compared with 61.4% and 64.8% of revenues for the same periods in 2004. The decrease in operating costs as a percentage of revenues was primarily the result of the higher overall level of activities in the three and nine months ended September 30, 2005 compared with 2004. Salaries and benefits increased by approximately $684,000 and $3.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Total number of employees increased from 313 at September 30, 2004 to 359 at September 30, 2005. The increase in salaries and benefits is primarily due to the increase in employee levels from 2004.

         Selling, general and administrative expenses decreased by approximately $15,000 and $182,000 for the three and nine months ended September 30, 2005, respectively. The decrease was primarily due to a decrease in bad debts and debt issuance amortization. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5% and 13.1% for the three and nine months ended September 30, 2005, respectively from 15.8% and 17.9% in 2004.

         Depreciation and amortization decreased by approximately $43,000 and $217,000 for the three and nine months ended September 30, 2005, respectively. The decrease was primarily due to certain assets becoming fully depreciated in the periods.

         Interest expense and amortization of debt discount decreased by approximately $262,000 and $876,000 for the three and nine months ended September 30, 2005, respectively as compared to the same periods in 2004. The decline in interest expense is attributable to the reduction in the Company's senior debt outstanding. See "Note 9 of Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

         Other income (expense) decreased by approximately $111,000 and $322,000 for the three and nine months ended September 30, 2005, respectively as compared to the same periods in 2004. The decrease was primarily due to the expensing of transaction expenses associated with the Centre transaction which was terminated in August 2005.

         The Company's net income for the three months ended September 30, 2005 was approximately $2.2 million compared with net income of approximately $848,000 for the three months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was approximately $6.6 million compared with a net loss of approximately $2.6 million for the same period of 2004. Included in 2004 results was a loss from operations of the discontinued directional drilling segment of approximately $7,000 and $1.5 million during the three and nine months ended September 30, 2004. The improved results for the three and nine months ended September 30, 2005 over the same periods in 2004 was the result of an increase in revenues resulting from an increase in demand for the Company's services. Net income for the three months ended September 30, 2005 decreased by approximately $1.5 million from the three months ended June 30, 2005 primarily as the result of the effects of the hurricane activity in the Gulf of Mexico which impacted the Company's offshore wireline operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by the Company's operating activities was approximately $13.1 million for the nine months ended September 30, 2005 as compared to cash provided of approximately $4.6 million for the same period in 2004 mainly as a result in the increase in demand for the Company's services. Investing activities used cash of approximately $5.9 million during the nine months ended September 30, 2005 for the acquisition of property, plant and equipment as compared to $6.0 million for the same period in 2004, more than offset by $10.7 million in proceeds from the sale of the Multishot division. During the nine months ended September 30, 2005, financing activities used cash of approximately $3.8 million for principal payments on debt offset by proceeds on other borrowings of approximately $573,000. For the same period in 2004, financing activities used cash of approximately $14.2 million for principal payments on debt and net payments on working capital revolving loans and other borrowings of approximately $3.2 million offset by proceeds from bank and other borrowings of approximately $3.3 million.

         The Company's outstanding indebtedness includes primarily senior indebtedness aggregating approximately $6.7 million at September 30, 2005, other indebtedness of approximately $673,000 and approximately $42.8 million (including approximately $19.8 million of accrued interest) owing primarily to the St. James Partnerships as well as other holders of subordinated notes.

         GECC Credit Facility. On November 14, 2004, the Company entered into the Restated Credit Agreement with GECC providing for the extension of revolving and term credit facilities to the Company aggregating up to $18.0 million. The Restated Credit Agreement amends, restates and modifies the Original Credit Agreement entered into as of September 14, 2001, including the amendments thereto. The Restated Credit Agreement includes a revolving credit facility of up to $10.0 million, but not exceeding 85% of eligible accounts receivable and a term loan of $8.0 million. Eligible accounts are defined to exclude, among other items and subject to certain exceptions, debtors' accounts outstanding that are more than 60 days overdue or 90 days following the original invoice date and of debtors that have suspended business or commenced various insolvency proceedings and accounts outstanding in amounts exceeding such credit limits as GECC may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the revolving loans is 1.75% above a base rate and the interest rate on borrowings under the term loan is 2.5% above the base rate. The base rate is the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks, or (ii) the average of the rates on overnight Federal funds transactions by members of the Federal Reserve System, plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay interest at the LIBOR rate plus applicable margins of 3.25% on the revolving loan and 4.0% on the term loan. If an event of default has occurred, the interest rate is increased by 2%. Advances under the Restated Credit Agreement are collateralized by a senior lien against substantially all of the Company's assets. The Restated Credit Agreement expires on November 14, 2007.

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

         At September 30, 2005, borrowings under the term loan were $6.7 million with no outstanding borrowings under the revolving loan.

         Borrowings under the Restated Credit Agreement may be prepaid in whole or in part or the facility terminated or reduced by the Company at any time subject to the payment of certain pre-payment fees declining from 3% to 1% in the event the termination or reduction during the first, second or third year of the term of the Restated Credit Agreement. The Company is required to prepay borrowings out of the net proceeds from the sale of any assets, subject to certain exceptions, or the stock of any subsidiary, the net proceeds from the sale of any stock or debt securities by the Company, and any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

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

         The financial covenants prohibit the Company from making capital expenditures in any fiscal year in an aggregate amount exceeding $3.0 million, provided that, by amendment entered into in June 2005, the aggregate amount of capital expenditures for the year ended December 31, 2005 cannot exceed $8.0 million. The financial covenants also require the Company to have for the twelve months ending at the end of each fiscal month commencing with the month ending December 31, 2004 and at the end of each of the months ending on and prior to June 30, 2005, a ratio of EDITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, of 1.5 to 1.0, for the twelve months ending at the end of each fiscal month commencing with the month ending June 30, 2005 and at the end of each of the months thereafter ending on or prior to December 31, 2005, a ratio of EDITDA to fixed charges of 1.45 to 1.0 and, for the twelve months ending at the end of each fiscal month commencing with each month ending after December 31, 2005, a ratio of EDITDA to fixed charges of 1.5 to 1.0. For the purpose of such covenant, fixed charges are calculated based on annualized operating results for the months beginning December 1, 2004. At September 30, 2005, the Company is in compliance with its debt covenants.

         Events of default under the Restated Credit Agreement include, among others, (a) the failure to pay when due principal or interest or fees owing under the Restated Credit Agreement, (b) the failure to perform the covenants under the Restated Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title, delivery of certain post closing documents, including evidence of key man life insurance on the lives of William Jenkins and Ron Whitter, maintenance of compliance with the financial covenants in the loan agreement and maintenance of compliance with the loan agreement's negative covenants, (c) the failure, within specified periods of 3 or 5 days of when due, to deliver monthly un-audited and annual audited financial statements, annual operating plans, and other reports, notices and information, (d) the failure to perform any other provision of the loan agreement which remains un-remedied for 20 days or more, (e) a default or breach under any other agreement to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause in excess of $250,000 of indebtedness to become due prior to its stated maturity, (f) any representation or warranty or certificate delivered to the lenders being untrue or incorrect in any material respect, (g) a change of control of the Company, (h) the occurrence of an event having a material adverse effect, (i) William Jenkins ceases to serve as the Company's chief executive officer, and (j) the attachment, seizure or levy upon of assets of the Company which continues for 30 days or more and various other bankruptcy and other events. Upon the occurrence of a default or event of default, the lenders may discontinue making loans to the Company. Upon the occurrence of an event of default, the lenders may terminate the Restated Credit Agreement, declare all indebtedness outstanding under the Restated Credit Agreement due and payable, and exercise any of their rights under the Restated Credit Agreement which includes the ability to foreclose on the Company's assets. In the event of a bankruptcy or liquidation proceeding, all borrowings under the Restated Credit Agreement shall be immediately due and payable.

         There can be no assurance that the Company will be able to remain in compliance with these financial and other covenants or be able to obtain such amendments, consents or waivers with respect to potential violations of these covenants when required. The Company's inability to do so may result in the Company being placed in violation of those financial and other covenants. The Company can make no assurances that it will remain in compliance with its debt covenants or generate sufficient cash flows to service its debt and fund operations. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair the Company's liquidity position and could result in GECC exercising mandatory prepayment options under the Company's Restated Credit Agreement. Should the Company be unable to borrow funds under its Restated Credit Agreement or if prepayment of those borrowings were required, the Company can make no assurances that alternative funding could be obtained.

         Reference is made to the Restated Credit Agreement, filed as an Exhibit to the Company's Current Report on Form 8-K for November 14, 2004, and to the First and Second Amendments to the Restated Credit Agreement which were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter and nine months ended June 30, 2005, for a complete statement of the terms and conditions of the Restated Credit Agreement.

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

         Other Indebtedness. In December 2004, the Company incurred indebtedness of approximately $2.3 million in connection with financing the payment of annual insurance premiums in that amount. The indebtedness is payable in monthly installments and was paid in full in September 2005.

         Proposed Recapitalization. In October 2005, the Company initiated a series of steps undertaken for the purpose of recapitalizing the Company through the elimination of the substantial amount of derivative securities it has outstanding, among other steps intended to be undertaken. These derivative securities include common stock purchase warrants to purchase 70,761,185 shares of Common Stock and $42,477,902 of principal amount and accrued interest, as of September 30, 2005, of its outstanding convertible subordinated notes which, as of that date, are convertible at a conversion price of $0.75 per share into an aggregate of 56,637,203 shares of Common Stock.

         As of October 6, 2005, the Company had outstanding 70,761,185 warrants. On October 6, 2005, the Company entered into agreements with the holders of 52,693,685 of the 70,761,185 warrants to exchange those warrants for 17,564,562 shares of Common Stock. Of the 52,693,685 warrants, an aggregate of 40,755,276 are held by SJCP and SJMB, private investment funds, and 11,938,409 were held by Charles E. Underbrink and his family and other related entities. Mr. Underbrink is a Director of The Company and is the Chairman of the general partners of SJCP and SJMB. The exchange of warrants for shares of Common Stock by Mr. Underbrink and his related entities was completed on October 6, 2005 resulting in the issuance of 3,979,467 shares and the exchange with SJCP and SJMB will be completed prior to or on June 30, 2006.

         On October 7, 2005 the Company commenced an offer to exchange shares of its common stock for its remaining outstanding 18,067,500 common stock purchase warrants. The Company is offering to exchange one (1) share of Common Stock for each three (3) warrants. Each warrant represents the right to purchase one share of Common Stock at an exercise price of $0.75 per share. The offer to exchange shares of Common Stock for warrants will remain open as extended for acceptance by the holders of the 18,067,500 warrants through 6:00 PM Central Time on November 14, 2005, unless further extended.

         The Agreements with St. James Capital Partners, L.P., SJMB, L.P. and Mr. Underbrink and his related entities also provide that such persons will convert an aggregate of $20,277,374 of principal and all accrued interest (which amounted to $17,111,403 through September 30, 2005) on the Company's outstanding convertible subordinated notes into shares of Common Stock and, subject to market conditions, sell those shares to the Company, along with the shares issued in exchange for their warrants and an additional 5,017,481 shares held by SJMB, L.P., at the closing time of a proposed underwritten public offering of Common Stock intended to be undertaken by the Company. The purchase price paid by the Company for such shares will be the price per share it receives in the public offering less commissions and expenses of the underwriters in the public offering.

         Following the completion of the exchange offer period, the Company intends to undertake to complete an underwritten public offering of shares of its Common Stock. The primary purposes of the offering will be to raise capital for the Company, including for the possible repayment of a portion of the Company's senior secured indebtedness, the repayment of any then remaining outstanding convertible subordinated note indebtedness, the repurchase of the shares of the Company's Common Stock from St. James Capital Partners, L.P., SJMB, L.P. and the Underbrink family entities and for general corporate purposes. In addition, under the terms of a Registration Rights Agreement, the holders of $5,089,125 principal amount and accrued interest (as of September 30, 2005) on outstanding convertible subordinated notes will have the right, subject to certain limitations, to include the shares issuable on conversion of the principal and interest on the notes, as well as the shares of Common Stock issued in exchange for their warrants, in the registration statement. The terms of the underwritten public offering and the amount and price of the shares of Common Stock proposed to be offered and sold have not been determined at this time.

         The information set forth in this Quarterly Report relating to the proposed underwritten public offering does not constitute an offer of any securities of the Company for sale.

         In conjunction with these recapitalization plans, the Company intends, following the exchange offer period, to effect a reverse split of its shares of Common Stock on the basis of one (1) share for each ten (10) shares and, subject to meeting all listing requirements, to seek to list its shares of Common Stock on the Nasdaq Stock Market and to elect additional members to the Company's Board of Directors so that a majority of the Board members will be independent Directors as defined under the Nasdaq Stock Market rules.

         Letter of Intent Regarding Possible Acquisition. On September 19, 2005, the Company entered into a letter of intent to purchase from the holders all of the outstanding equity securities of BobCat Pressure Control, Inc. ("BobCat"). The purchase price is $51.5 million, less the amount of long-term debt, including current maturities, payable in cash at the closing of the transaction. BobCat provides snubbing services to natural gas and oil well operators in the Mid-Continent area of the United States. Using a series of high pressure blow-out preventers, a snubbing unit makes it possible to remove and replace down-hole equipment in a well (such as drill pipe, casing or tubing) in a pressurized environment, allowing an operator to service a well without using other more disruptive means to control the pressure in the well. BobCat also provides other oil field services, including freezing, hot tap services, well control, fishing, rental tool services and drillouts. The closing of the BobCat acquisition is subject to the completion by the Company of due diligence inquiries into BobCat, the negotiation and execution of a definitive purchase agreement, completion of financing for the transaction and fulfillment of customary closing conditions to be contained in the definitive purchase agreement. It is intended that the purchase price for the BobCat securities will be financed with the proceeds of additional senior secured borrowings, a portion of which, if the acquisition is completed, is expected will be repaid using a portion of the proceeds from the proposed underwritten offering.

         Terminated Centre Transaction. On August 16, 2005, the Company announced that it had determined that it was unable to reach a definitive merger agreement with Centre Partners Management LLC and Centre Southwest Partners LLC on terms acceptable to the Company and the letter of intent entered into with them dated April 28, 2005 and its exclusivity provisions had expired.

         Other Liquidity Matters. The Company believes that with the execution in November 2004 of its Restated Credit Agreement with GECC with an expiration date of November 14, 2007, the extension of the maturity of its subordinated indebtedness to February 2008 and the current and anticipated level of the Company's revenues, it will be able to meet its liquidity requirements through December 31, 2006. In addition to funding operating expenses, cash requirements for 2005 and 2006 are expected to be comprised mainly of amortization payments on indebtedness, funding capital improvements and the possible acquisition of Bobcat. Such cash requirements are expected to be funded from the Company's operating cash flows except that the purchase price of Bobcat will be financed through additional senior secured borrowings. For a full discussion of risk factors, please see the "Risks Related to the Company" and "Risk Factors Related to the Oil and Gas Well Service Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

INFLATION

         The Company's revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on the Company's operations in the three and nine months ended September 30, 2005.

SIGNIFICANT ACCOUNTING POLICIES

         The Company's Discussion and Analysis of Financial Condition and Results of Operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions. Forward-looking statements include, but are not limited to, the matters described herein, including Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements relate to:

o the Company's ability to generate revenues and attain and maintain profitability and cash flow, the stability and level of prices for natural gas and oil,

o predictions and expectations as to the fluctuations in the levels of natural gas and oil prices,

o pricing in the natural gas and oil services industry and the willingness of customers to commit for natural gas and oil well services,

o the ability of the Company to engage in and complete the proposed recapitalization and restructuring of its balance sheet, the proposed underwritten public offering of its securities, the possible refinancing of its outstanding indebtedness, the intended acquisition of Bobcat on terms agreed or any other terms, a merger of the Company or sale of its assets or another business combination transaction,

o the ability of the Company to raise debt or equity capital to recapitalize or restructure its balance sheet and to obtain additional financing when and if required,

o the ability to maintain compliance with the covenants of its Restated Credit Agreement and other loan agreements pursuant to which securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required,

o the ability to implement and, if appropriate, expand a cost-cutting program, if required,

o the ability to compete in the premium natural gas and oil services market, and to re-deploy its equipment among regional operations as required, and the ability of the Company to provide services using state of the art tooling.

      The inability of the Company to meet these objectives or requirements or the consequences on the Company from adverse developments in general economic conditions, changes in capital markets, adverse developments in the natural gas and oil industry, developments in international relations and the commencement or expansion of hostilities by the United States or other governments and events of terrorism, declines and fluctuations in the prices for natural gas and oil, weather events disrupting natural gas and oil operations and other factors could have a material adverse effect on the Company. Material declines in the prices for natural gas and oil can be expected to adversely affect the Company's revenues. The Company cautions readers that various risk factors could cause the Company's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy and plans. Readers should refer to the Company's Annual Report on Form 10-K and the risk factors disclosed therein.

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

         Under the Restated Credit Agreement with GECC, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company's level of borrowings from GECC at September 30, 2005 remained unchanged throughout 2005, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2004 prevailed throughout the year 2005, it would increase the Company's 2005 interest expense by approximately $67,000.

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

                                       BLACK WARRIOR WIRELINE CORP.
                                       ----------------------------
                                              (Registrant)


Date:  November 14, 2005               /S/  William L. Jenkins
                                       ------------------------------------
                                               William L. Jenkins
                                       President and Chief Executive Officer


                                       /S/  Ronald Whitter
                                       ------------------------------------
                                                Ronald Whitter
                                       Chief Financial Officer