Form 10-K
period 2005-12-31
Warrior Energy Services CORP
filed 2006-03-31
CIK 839871

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

Mark One:
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005; or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission File No. 0-18754

WARRIOR ENERGY SERVICES CORPORATION

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
(Title of Each Class)
Common Stock, par value $.0005 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes	No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$4,952,120
(Non-affiliates have been determined on the basis of holdings set forth under Item 12 of this Annual Report on Form 10-K.)

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class: Common Stock, par value $.0005 per share
Outstanding at March 21, 2006: 2,379,464 shares

DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-K

Click here to Cover

Back to Contents

PART I

Item 1.	Business

Overview

          Warrior Energy Services Corporation (the “Company” and formerly known as Black Warrior Wireline Corp.) is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies.  The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plug and abandonment services.  The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services.  All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.  The Company’s operations are concentrated in the major onshore and offshore natural gas and oil producing areas of the U.S., including offshore in the Gulf of Mexico and onshore in Alabama, Arkansas, Colorado, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming.  The Company focuses on providing high quality equipment and services in difficult environments, such as high pressure and high temperature wells, and difficult pipe recovery operations.  The majority of the Company’s revenues are related to natural gas drilling and workover activity.

          The share numbers presented in this Report reflect the one-for-ten reverse stock split the Company effected on December 27, 2005.

          Significant Acquisition and Recent Developments

          Bobcat Acquisition.  On December 16, 2005, the Company acquired Bobcat Pressure Control, Inc. (“Bobcat”), a well services company with operations in Oklahoma and Texas that provides snubbing, freezing, hot tap, rental tool and fishing services to natural gas and oil well operators in the Mid-Continent area of the U.S.  This acquisition represents the Company’s entrance into the well intervention services segment of its business.  The Company purchased all of the outstanding equity securities of Bobcat for approximately $53.2 million, including related fees and expenses and repayment of substantially all of Bobcat’s indebtedness.  The Company’s acquisition of Bobcat was funded with borrowings under the Company’s Credit Agreements, a portion of which is intended to be repaid out of the net proceeds the Company receives from the Company’s proposed public offering.

          Proposed Public Offering   On February 13, 2006, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-l under the Securities Act of 1933, as amended, for the sale of up to $185.2 million of shares of common stock by the Company and certain selling securityholders.  The Company expect to use the proceeds it receives from its proposed public offering to simplify its capital structure by eliminating outstanding derivative securities and to reduce debt.  In connection with that offering, the Company filed an application to list its common stock on the Nasdaq National Market under the trading symbol WARR.

          Investment in Assets.  The Company has made significant investments in its asset base over the past several years by expanding its wireline fleet from 38 trucks and 11 skids in 2002 to 51 trucks and 15 skids as of December 31, 2005.  Through its acquisition of Bobcat, the Company has also added a fleet of 14 snubbing units.  The Company currently provides its services from 25 operating bases in 10 states.

Back to Contents

          Operating Segments

          The Company currently conducts its business through two operating segments further described below.  In its financial statements for the year ended December 31, 2005, the Company included the operating results of Bobcat, acquired on December 16, 2005, only during the period subsequent to its acquisition:

          Wireline Segment.  The Company’s wireline segment, which accounted for 99.0% of its revenues for the year ended December 31, 2005, operated a fleet of 51 cased-hole wireline trucks, 15 offshore wireline skids and three plug and abandonment (“P&A”) packages as of December 31, 2005.  All of the Company’s wireline trucks and offshore skids are equipped with top-of-the-line computer systems.  The Company primarily provides services in cased-hole environments.  Cased-hole wireline services are performed during and after the completion of the well, and from time to time thereafter during the life of the well.  Wireline services are performed using a wire cable that is lowered from a truck or skid into a well with various types of tools and instruments attached to the end of the cable.  Specific wireline services include: logging services, which includes cement bond logging, production logging and other measurements; pipe recovery services; and perforating and mechanical services.  The Company believes it is a leading provider of pipe recovery services in the U.S., which requires significant experience, expertise and specialized equipment.  Other services in the wireline segment include P&A services, which are used at the end of a well’s productive life, and tubing conveyed perforating (“TCP”), which is a method of perforating the casing in order to open the flow path in a well for hydrocarbons.  The Company operates four P&A packages in connection with its P&A services.

•
Logging Services.  The truck or skid-mounted wireline logging services are used to evaluate downhole well conditions such as production patterns, the cement bonding effectiveness between the casing and the formation and formation characteristics such as lithology and porosity.  These logging services are provided at various stages of the process of drilling and completing natural gas and oil wells as well as at various times thereafter until the well is depleted, plugged and abandoned.  Such services are provided using a wireline unit equipped with an armored cable that is lowered by winch into an existing well.  The cable lowers instruments and tools into the well to perform a variety of services and tests.  The wireline unit’s instrument cab contains electronic equipment to supply power to the downhole instruments, to receive and record data from those instruments in order to produce the “logs” which define specific characteristics of each formation and to display the data received from downhole.  Each of the Company’s wireline units is equipped with a top-of-the-line computer system.

•
Pipe Recovery Services.  Experienced pipe recovery specialists use specialized “free-point” wireline tools to find the point at which the tubing or drill pipe is stuck in a well.  Once the “free-point” (the lowest point in the well where the pipe is still free to move) is located, then the pipe recovery specialist uses his judgment and experience to determine how best to free the pipe.  Generally the pipe will be “backed off” (un-screwed) at the joint just above the free-point or the pipe may be cut with explosives, chemical or mechanical cutters just above the free point.  Once the pipe is cut it can be removed from the well, allowing the rig crew to go back to “fish” the remaining portion of the tubing or drillpipe with grapples, jars and other specially made tools.

•
Perforating Services.  Perforating involves positioning a perforation “gun” that contains explosive jet charges down the wellbore next to a productive zone.  A detonator is fired and primer cord is ignited, which then detonates the jet charges.  The resulting explosion creates holes through the casing and cement and into the formation, thus allowing the formation fluid to flow into the wellbore and be

Back to Contents

produced to the surface.  The Company primarily deploys its perforation gun by a conventional wireline cable, if appropriate, or using conventional tubing or drill pipe, which is called tubing conveyed perforating or “TCP.”

•
Mechanical Services.  Cased-hole wireline equipment is often used to set plugs, packers, dump cement and make other physical changes to a well bore.  The mechanical tools (such as plug setting tools) are usually combined with a logging tool to ensure proper placement of the plug or packer in the well.  Mechanical services are often provided along with logging or perforating services on the same trip to the well site and are an integral part of the drilling and completion process.

•
Plugging and Abandonment.  Cased-hole wireline equipment, pumping equipment and hydraulic jacks are used in the process of permanently closing natural gas and oil wells no longer capable of producing in economic quantities at the end of their productive life.  A typical P&A job will include cutting the tubing and/or casing with wireline explosives or other cutters, removing the salvageable tubing with hydraulic jacks and then setting plugs and cementing the well bore.  The P&A process generally takes several days to complete. Plugging and abandonment work can provide favorable operating margins and is less sensitive to natural gas and oil pricing than drilling and workover activity since well operators must plug a well in accordance with state or federal regulations when it is no longer productive.

          Well Intervention Segment.  The Company’s well intervention segment accounted for 1% of revenues for the year ended December 31, 2005.   The Company included the operating results of this segment only from the date of acquisition of Bobcat on December 16, 2005.  As a consequence of this acquisition, the Company operated a fleet of 14 snubbing units as of December 31, 2005.  The Company primarily provides snubbing services utilizing specialized high pressure snubbing equipment that allows an operator to service a well without using other more disruptive means to control the pressure in the well. Since snubbing is a difficult and critical process, the snubbing segment of the natural gas and oil services industry is limited to a relatively few operators who have the expertise and knowledge required to perform such services safely and efficiently.  The Company’s well intervention segment also includes other related oil field services, such as freezing services, hot tapping services, rental tools and fishing services.

•
Snubbing Services.  Snubbing services use specialized hydraulic well service units that permit an operator to complete underbalanced wells and repair damaged casing, production tubing and downhole production equipment in high-pressure, “live-well” environments. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure in the well.  Customers benefit because these operations can be performed without killing the well with heavy fluids, which can damage the productive formations, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Since snubbing is difficult to perform, the snubbing segment of the natural gas and oil services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.  Applications for snubbing units include “live-well” completions and workovers, underground blowout control, underbalanced completions, underbalanced drilling and the running of tubing, casing or drillpipe into or out of pressurized wellbore.

•
Freezing Services.  Freezing technology provides wellhead and pipe operations with pressure control and isolation for service and maintenance.  Freezing technology involves setting a bentonite gel plug by freezing it in place.  Freezing is an economic,

Back to Contents

temporary and nondamaging technology often used with other services, such as hot tapping.  It is quickly deployed and applied for fast response, does not damage installations and does not require kill fluids.  Freezing technology applications include changing or repairing damaged valves, entire wellheads and controlling pressure in tubing or pipelines.

•
Hot Tapping Services.  The Company’s hot tapping services are used to access a contained area that is or may be holding pressure.  The procedure can be designed to release the pressure and contents, or in the case of a loaded pipeline, provide access through a valve.  Hot tapping is used in a variety of applications, including coiled tubing, wellheads, valves, tubing, drill pipe and drill collars.  The Company’s experienced well service personnel can be dispatched 24 hours a day with hot tap drills and the related equipment. The Company’s hot tap equipment can be easily transported by truck, in well service freeze units, or by third-party helicopter.

•
Rental Tool Services. The Company rents specialized equipment and tools for the drilling, completion and workover of onshore and offshore natural gas and oil wells.  Natural gas and oil producers and drilling contractors often find it more economical to supplement their inventories of tools, drillpipe and other specialized equipment with rental equipment.  The Company offers a broad range of rental tools, including:

•	pressure control equipment;

•	drill string equipment;

•	pipe handling equipment;

•	fishing and downhole tools;

•	stabilizers;

•	power swivels;

•	bottom-hole assemblies;

•	handling tools;

•	test pumps;

•	tubular handling tools; and

•	hydraulic torque wrenches.

•
Fishing Services.  The Company provides highly skilled downhole services, including fishing, milling and cutting services, which consist of removing or otherwise eliminating “fish” or “junk” (a piece of equipment, a tool, a part of the drill string or debris) in a well that is causing an obstruction.

•
Coiled Tubing, Nitrogen Pumping and Fluid Pumping.  The Company is also planning to enter complimentary well intervention product lines in 2006, including coiled tubing, nitrogen pumping and fluid pumping.  Coiled tubing units compliment the Company’s snubbing units, providing an alternative conveyance system to deliver completion and workover services.  The addition of nitrogen and fluid pumping

Back to Contents

services to the Company’s well intervention segment takes advantage of the synergies believed to exist with the Company’s snubbing and coiled tubing units, which are used to deploy nitrogen and fluids into wells during completion and workover activities.

          Manufacturing and Repair Facilities  The Company operates two manufacturing and repair facilities that are located in Laurel, Mississippi and Decatur, Texas.  The Laurel, Mississippi facility manufactures and repairs wireline trucks, offshore wireline skids and P&A packages.  The Decatur, Texas facility primarily manufactures and repairs snubbing units and related equipment.  Substantially all of the equipment is manufactured and repaired for the Company’s use.

Competition

          The Company’s primary competitors in the wireline segment are divisions of larger diversified oilfield services companies, including Schlumberger, Ltd., Baker Hughes, Inc., Halliburton Company and Weatherford International Ltd., and smaller and midsize companies, such as W-H Energy Services, Inc., Complete Production Services, Inc. and Superior Well Services, Inc.  In the well intervention segment, the Company competes with RPC, Inc., Oil States International, Inc., Superior Energy Services, Inc. and Complete Production Services, Inc., as well as a few small private companies.

          Competition principally occurs in the areas of field personnel and equipment availability, price, quality of products, technology and facility locations. Because most services are awarded based on competitively quoted bids, price competition remains a significant characteristic of the industry.  Salesmanship and equipment availability are also important factors in securing the award of contracts.  The Company’s ability to offer more reliable services in hostile environments is believed by management to have reduced the extent of its exposure to severe price competition.  The Company continues to make a conscious effort to compete, not just on price, but also on its ability to offer premium services, experienced personnel, and a safe working environment.

Customers and Markets

          Although the Company has two distinct service segments, the Company serves a similar customer base across these segments.  The Company’s customer base is comprised of over 600 E&P companies, primarily independent and major natural gas and oil companies operating in the U.S.  Some of the Company’s key customers include: Anadarko, Apache, Burlington Resources, Chesapeake, Chevron, Denbury, El Paso, Newfield and Patina.  The Company’s many years of experience in the natural gas and oil well services business, its experienced workforce and high-quality asset base have enabled the Company, it believes, to establish long-term customer relationships which are beneficial to its business.

          The Company performs its wireline and well intervention services at the well site for operators of the wells primarily pursuant to contracts entered into on a bid basis at prices related to the Company’s standard prices.

          The Company’s services are provided based on its customers’ time schedule, weather conditions, availability of the Company’s personnel and equipment and complexity of the operation.  Wireline services generally take one to three days to perform.  Well intervention services generally last for two weeks or more.  These services are provided using company-owned equipment throughout the Company’s service areas dispatched from its 25 operating bases located throughout its service areas.

          There were no customers from which the Company earned in excess of 10% of its revenues during any of the three years ended December 31, 2005.  The Company does not have any long-term agreements with its customers, and services are provided pursuant to short-term agreements negotiated by the Company with each customer.

          The Company’s services are marketed by its executive officers and a sales staff of approximately 30 persons working from its operating bases and sales offices.  The Company relies extensively on its reputation in the industry to create customer awareness of its services.

Back to Contents

Suppliers

          The Company purchases the materials used in providing its services from a variety of non-affiliated suppliers.  The Company believes that it is not substantially dependent on any single source of supplies from any single vendor and that alternative sources are readily available for substantially all of its consumable materials.

Employees

          As of December 31, 2005, the Company employed approximately 480 persons on a full-time basis. Of those employees, 24 are management personnel, 23 are administrative personnel and approximately 433 are operational personnel.  None of the Company’s employees is represented by a labor union, and management is not aware of any current activities to unionize its employees.  Management considers its relationship with the Company’s employees to be good.

Environmental Regulation

          The Company’s business is subject to stringent and comprehensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Federal and state governmental agencies issue regulations to implement and enforce these laws, which are often difficult and costly to comply with. Failure to comply with these laws and regulations often carries substantial administrative, civil and criminal penalties and may result in the issuance of injunctions limiting or prohibiting the Company’s operations. Some laws and regulations relating to protection of the environment may, in some circumstances, impose joint and several, strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases the Company’s cost of doing business and consequently affects the Company’s profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon the Company’s capital expenditures, earnings or its competitive position.

          The Comprehensive Environmental Response, Compensation, and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose strict liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owners and operators of the disposal site or sites where the release occurred and companies that transport or disposed or arranged for the transportation or disposal of the hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment from properties currently or even previously owned or operated by the Company as well as from offsite properties where the Company’s wastes have been disposed, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

          The Company’s operations generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, referred to as RCRA.  Some wastes generated by the exploration and production of natural gas and oil are exempt from treatment as hazardous wastes including, for example, drilling fluids, produced water, and well completion, treatment, and stimulation fluids.  However, these wastes may be regulated by the U.S. Environmental Protection Agency, referred to as the EPA, or state environmental agencies as non-hazardous waste. Moreover, in the ordinary course of the Company’s operations, industrial wastes such as paint wastes, waste solvents, and laboratory wastes as well as certain

Back to Contents

wastes generated in the course of providing well services may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA. The Company currently owns or leases, and have in the past owned or leased, a number of properties that for many years have been used for services in support of natural gas and oil exploration and production activities. The Company has utilized operating and disposal practices that were standard in the industry at the time, but hydrocarbons, hazardous substances, or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, the Company may own or lease properties that in the past were operated by third parties whose operations were not under the Company’s control. Those properties and the hydrocarbons, hazardous substances, or wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.  The Company believes that it is in substantial compliance with the requirements of CERCLA and RCRA.

          The Company’s operations are subject to the federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, which impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. except in accordance with issued permits. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits or seek coverage under a general permit. Some of the Company’s properties may require permits for discharges of storm water runoff and, as part of its overall evaluation of its current operations, the Company is, as may be necessary, applying for stormwater discharge permit coverage and updating stormwater discharge management practices at some of its facilities. The Company believes that it will be able to obtain, or be included under, these permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on the Company.

          The Clean Water Act and the federal Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the U.S., require some owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Company believes it is in substantial compliance with these regulations.

          In the course of operations, some of the Company’s equipment may be exposed to naturally occurring radiation associated with natural gas and oil deposits, and this exposure may result in generation of wastes containing naturally occurring radioactive material or “NORM.”  NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping, and work area affected by NORM may be subject to remediation or restoration requirements.

          The Company’s downhole wireline operations use densitometers containing sealed, low-grade radioactive sources such as Cesium-137 that aid in determining the density of downhole cement slurries, waters, and sands as well as help evaluate the porosity of specified subsurface formations. The Company’s activities involving the use of densitometers are regulated by the U.S. Nuclear Regulatory Commission and specified agencies of applicable agreement states that work cooperatively in implementing the federal regulations. In addition, the Company’s downhole wireline services involve the use of explosive charges that are regulated by the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives. Standards implemented by these regulatory agencies require the Company to obtain licenses or other approvals for the use of such densitometers as well as explosive charges. The Company has obtained these licenses and approvals when necessary and believes that it is in substantial compliance with these federal requirements.

Back to Contents

          The Company maintains insurance against some risks associated with underground contamination that may occur as a result of well services activities. However, this insurance is limited to activities at the wellsite and may not continue to be available or may not be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a materially adverse effect on the Company’s financial condition and operations.

          The Company is also subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. The Company believes that its operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

          In addition, the Company’s activities are subject to various licensing requirements and minimum safety procedures and specifications, anti-pollution controls on equipment, waste discharge and other environmental and conservation requirements imposed by federal and state regulatory authorities. Numerous governmental agencies issue regulations to implement and enforce laws which are often difficult and costly to comply with, and the violation of which may result in the revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal proceedings.

Incorporation

          The Company and its predecessors have been engaged in providing natural gas and oil well support services since 1984.  The Company was incorporated under the laws of the State of Delaware in 1987 under the name Teletek, Ltd. and in June 1989 changed its name to Black Warrior Wireline Corp.  In August 2004, the Company sold its directional drilling division.  In December 2005, the Company entered into the well intervention services business through its acquisition of Bobcat and in February 2006, the Company changed its name to Warrior Energy Services Corporation.

Item 1A.	Risk Factors

          An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Report, before deciding to invest in the Company’s common stock. If any of the following risks develop into actual events, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected, the trading price of shares of its common stock could decline, and you may lose all or part of your investment.

Risks Related to the Company

The Company’s business depends on the level of activity in the natural gas and oil exploration and production industry and may be adversely affected by industry conditions that are beyond its control.

          The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce natural gas and oil. If these expenditures decline, the Company’s business will suffer. The Company’s customers’ willingness to explore for, develop and produce natural gas and oil depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

•	the supply of and demand for natural gas and oil;

•	the current and expected level of domestic and foreign prices for natural gas and oil;

Back to Contents

•	the cost of exploring for, developing, producing and delivering natural gas and oil;

•	the decline rates of current production;

•	the discovery rates of new natural gas and oil reserves;

•	available pipeline and other transportation capacity;

•	weather conditions, including tropical storms and hurricanes that can affect natural gas and oil operations over a wide area;

•	domestic and worldwide economic conditions;

•	political instability in natural gas- and oil-producing countries;

•	hostilities, strikes and other disruptions affecting the production and delivery of natural gas and oil;

•	variations in governmental regulations and tax laws or the imposition of new governmental requirements on the industry;

•	technical advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	the ability of natural gas and oil producers to raise equity capital and debt financing; and

•	merger and divestiture activity among natural gas and oil producers.

Any decline in natural gas and oil prices, exploration and production activity levels, or the development of natural gas and oil reserves could have a material adverse effect on the Company’s business, financial conditions, results of operations and cash flows.

          The level of activity in the natural gas and oil exploration and production industry is volatile. Expected trends in natural gas and oil production activities may not continue and demand for the services provided by the Company may not reflect the level of activity in the industry.  Any reduction in natural gas and oil prices would likely affect natural gas and oil production levels and therefore affect demand for the services the Company provides. Further, most of the Company’s services and products support drilling for and production of natural gas.  Therefore, a substantial reduction in natural gas prices or natural gas production levels may have an adverse impact on the Company’s business, even if oil prices remain strong. Most industry forecasts anticipate an increase of liquefied natural gas (“LNG”) imports from overseas. Any significant increase in LNG imports could adversely impact the price for and activity related to natural gas and therefore may have an adverse impact on the Company’s business.

Because the natural gas and oil industry is cyclical, the Company’s operating results may fluctuate.

          Historically, natural gas and oil prices have been volatile and are likely to continue to be volatile.  For example, the reported Henry Hub natural gas spot price has recently ranged in 2005 from $5.50 per mcf to $15.39 per mcf.  Similarly, the reported West Texas Intermediate (“WTI”) Cushing crude oil spot price has recently ranged in 2005 from $42.12 per bbl to $69.81 per bbl.  During the year ended December 31, 2005, natural gas and oil prices have been at historically high levels.  Prices may not remain at these levels. High volatility, combined with recent high prices, have caused natural gas and oil companies and drilling

Back to Contents

contractors to change their strategies and expenditure levels. The Company has experienced in the past, and may experience in the future, significant fluctuations in operating results based on these changes. In addition, a reduction in commodity price levels or industry budgets could reduce demand for the Company’s services and adversely affect its business.  Because a large number of the Company’s employees are parties to employment agreements with the Company that provide for severance packages, in a downturn, the Company may elect not to reduce costs by releasing employees who are parties to employment contracts or may incur additional costs related to severance packages included in employment agreements.

Operations in the Gulf of Mexico may be adversely impacted by tropical storms and hurricanes.

          Tropical storms, hurricanes and the threat of tropical storms and hurricanes will often result in the shutdown of natural gas and oil operations in the Gulf of Mexico as well as land operations within the path and the projected path of the tropical storms or hurricanes.  During a shutdown period, the Company is unable to access wellsites and the Company’s services to those areas are also shut down.  Additionally, tropical storms or hurricanes may cause evacuation of personnel and damage to offshore drilling rigs, resulting in suspension of operations and damage to the Company’s equipment.  The shutdowns, related evacuations and damage create unpredictability in activity and utilization rates, which can have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

There is potential for excess equipment availability in the Company’s industry.

          Because natural gas and oil prices and drilling activity have been at historically high levels, oilfield services companies have been acquiring additional equipment to meet their customers’ increasing demand for services.  For example, the Company plans to add 20 new wireline trucks, four additional snubbing units and six coiled tubing/nitrogen pumping/fluid pumping packages in 2006 and 26 additional coiled tubing/nitrogen pumping/fluid pumping units in 2007 and 2008.  If these high levels of price and drilling activity do not continue, there is a potential for excess equipment availability in the oilfield services industry.  Such excess equipment availability could result in an increased competitive environment for oilfield services companies, which could lead to lower prices and utilization for the Company’s services and could have a material adverse impact on its business, financial condition, results of operations and cash flows.

The Company is highly dependent upon the level of natural gas drilling and workover activity in the United States.

          All of the Company’s fiscal operating revenue was derived from services provided in the United States.  The areas in which it operates are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years. Because a large number of natural gas and oil prospects in these areas have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify.  If activity in natural gas and oil exploration, development and production in the Company’s areas of operation materially declines, it could have a material adverse impact on its business, financial condition and results of operations.  The Company cannot predict the levels of activity in its areas of operation in future periods.

The Company may be unable to employ a sufficient number of skilled and qualified operational workers and experienced salespeople.

          The delivery of the Company’s services and products requires operational workers with specialized skills and qualifications who can perform physically demanding, potentially hazardous work. As a result of the volatility of the oilfield services industry and the demanding nature of the work, the Company’s operational workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. In addition, the Company’s sales personnel are largely responsible for developing and maintaining satisfactory relationships with its customers and furthering its ability to bid for and obtain contracts to provide additional services. The Company’s ability to be productive and profitable

Back to Contents

will depend upon its ability to employ and retain skilled operational workers and experienced salespeople. Moreover, the Company’s ability to successfully implement its planned geographic, fleet and product line expansions depends in part on its ability to increase the size of its skilled labor force. The demand for skilled operational workers and experienced salespeople is high, and the supply is limited in the Company’s market areas. A significant increase in the wages paid by competing employers could result in a reduction of the Company’s workforce, increases in the wage rates that it must pay, or both. If either of these events were to occur, the Company’s capacity and profitability could be diminished and its growth potential could be impaired.

The Company’s executive officers, senior management and certain other operations personnel are critical to its business, and these officers and personnel may not remain with the Company in the future.

          The Company’s future success depends heavily upon the continued service of its executive officers, senior management and certain other operations personnel.  If the Company loses the services of one or more of its executive officers, senior management and certain other operations personnel, including certain key personnel at its manufacturing and repair facilities, its business, operating results and financial condition could be materially adversely affected.

Because the Company recently acquired Bobcat, its operating history may not be sufficient to evaluate its business and prospects.

          The Company recently acquired Bobcat, and the combined company has limited combined operating history.  The historical financial statements of the separate companies included in Note 2 to Notes to Financial Statements for the years ended December 31, 2005, 2004 and 2003 included in this Report are based on the separate businesses of the Company and Bobcat for the periods prior to the Bobcat acquisition. As a result, the historical information may not give the reader an accurate indication of what the Company’s actual results would have been if the Bobcat acquisition had been completed at the beginning of the periods presented or of what the Company’s future results of operations are likely to be. The Company’s future results will depend on its ability to efficiently manage its combined operations and execute its business strategy, as well as other factors beyond its control.

The Company may not be able to integrate successfully Bobcat’s operations into its operations.

          Integration of the two previously independent companies will be a complex, time-consuming and costly process.  Failure to timely and successfully integrate these companies may have a material adverse effect on the Company’s business, financial condition and results of operations.  The difficulties of integrating Bobcat’s operations will present challenges to the Company’s management, including:

•	operating a significantly larger combined company with operations in natural gas and oil well services in which the Company has not previously been involved;

•	managing relationships with new customers;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	experiencing operational interruptions or the possible loss of key employees, customers or suppliers;

•	establishing the internal controls and procedures that the combined company will be required to maintain under the Sarbanes-Oxley Act of 2002; and

•	consolidating other corporate and administrative functions.

Back to Contents

          The combined company is also likely to incur unanticipated liabilities and costs, some of which may be material.  Additionally, there can be no assurance that the Company will be able to cross-sell its services and penetrate new markets successfully or that it will obtain the anticipated or desired benefits of the Bobcat acquisition.  As a result, the anticipated benefits of the Bobcat acquisition may not be fully realized, if at all.

If the Company does not experience expected synergies from the Bobcat acquisition, it may not achieve increases in revenues that it hopes to obtain.

          The Company may not be able to achieve the synergies it expects from the Bobcat acquisition, including plans to cross-market its services across its combined areas of operation, and attract new customers with its ability to provide a larger range of services.

          Subsequent to the Company’s acquisition of Bobcat, Mr. Bobby Joe Cudd, the founder of Bobcat, died.  The death of Mr. Cudd could adversely affect the Company’s ability to retain Bobcat’s customers and attract new customers.

The Company’s inability to control the inherent risks of acquiring and integrating businesses could adversely affect its operations.

          Acquisitions have been, and the Company’s management believes acquisitions will continue to be, a key element of its business strategy.  The Company may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future.  The Company may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions.  Such additional debt service requirements may impose a significant burden on its results of operations and financial condition.  The issuance of additional equity securities could result in significant dilution to stockholders.  Acquisitions may not perform as expected when the acquisition was made and may be dilutive to the Company’s overall operating results.  Additional risks the Company will face include:

•	retaining and attracting key employees;

•	retaining and attracting new customers;

•	increased administrative burden;

•	developing the Company’s sales and marketing capabilities;

•	managing its growth effectively;

•	integrating operations;

•	operating a new line of business; and

•	increased logistical problems common to large, expansive operations.

If the Company fails to manage these risks successfully, its business could be harmed.

If the Company’s planned geographic, fleet and product line expansions are not successful, its financial condition and results of operations could be adversely affected, and it may not achieve increases in revenues that it hopes to realize.

          The Company’s successful implementation of its geographic, fleet and product line expansions, which include adding 20 new wireline trucks, four additional snubbing units and six coiled tubing/nitrogen

Back to Contents

pumping/fluid pumping units in 2006 and 26 additional coiled tubing/nitrogen pumping/fluid pumping packages in 2007 and 2008, are subject to numerous risks and uncertainties, including:

•	shortages of necessary raw materials or equipment;

•	construction delays;

•	cost overruns;

•	lack of customer demand for the services the Company intends to provide with this new equipment;

•	inability to obtain financing;

•	difficulties associated with entering into new product lines, including competition from existing service providers and integration with existing operations; and

•	shortages of qualified personnel.

Encountering any of these or any other unforeseen problems in implementing its planned fleet expansion could have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows, and could prevent it from achieving increases in revenues that it hopes to realize.

In order to execute its growth strategy, the Company may require additional capital in the future, which may not be available to it.

          The Company’s business is capital-intensive and, to the extent it does not generate sufficient cash from operations, it may need to raise additional funds through public or private debt or equity financings to execute its growth strategy.  Because substantially all of the Company’s existing and after acquired assets are pledged as collateral under its current credit facilities, it will have difficulty pledging any additional assets as collateral in connection with any future debt financings.  Adequate sources of capital funding may not be available when needed or may not be available on favorable terms.  If the Company raises additional funds by issuing equity securities, dilution to the holdings of existing stockholders may result and covenants in its Credit Agreements may place restrictions on the use of proceeds from the issuance of those securities.  If funding is insufficient at any time in the future, the Company may be unable to fund maintenance requirements and acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm its business.

The Company’s customer base is concentrated, and loss of a significant customer could cause its revenue to decline substantially.

          Although none of the Company’s customers during the year ended December 31, 2005 individually accounted for more than 10% of its revenue, collectively, its top five customers accounted for approximately 25.3% of its revenue during such period and its top ten customers accounted for approximately 36.7% of its revenue during such period.  It is likely that the Company will continue to derive a significant portion of its revenues from a relatively small number of customers in the future. If a major customer decided not to continue to use the Company’s services, revenue would decline and the Company’s operating results and financial condition could be harmed.

The markets in which the Company operates are highly competitive and have relatively few barriers to entry. To be successful, a provider must provide services that meet the specific needs of natural gas and oil exploration and production companies at competitive prices.

          The markets in which the Company operates are highly competitive and have relatively few barriers to entry.  The principal competitive factors in the Company’s markets are product and service quality and

Back to Contents

availability, price, responsiveness, experience, technology, equipment quality and reputation for safety.  The Company’s competitors include large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than the Company does. Several of the Company’s competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, the Company competes with several smaller companies capable of competing effectively on a regional or local basis. The Company’s competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, the Company may lose market share or be unable to maintain or increase prices for its present services or to acquire additional business opportunities, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The restrictive and other covenants in the Company’s indebtedness could restrict its operations and make it more vulnerable to adverse economic conditions. Substantially all of the Company’s assets are pledged under its credit facilities.

          The Company had outstanding at December 31, 2005 senior secured indebtedness aggregating $30.2 million under the Company’s Secured Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) dated December 16, 2005 (the “Senior Secured Credit Agreement”) and subordinated secured indebtedness of $25.0 million under the Company’s Second Lien Credit Agreement with GECC dated December 16, 2005 (the “Second Lien Credit Agreement,” and together with the Senior Secured Credit Agreement, the “Credit Agreements”).  This indebtedness is collateralized by substantially all of the Company’s assets.  The instruments governing the Company’s indebtedness to GECC impose significant operating restrictions and financial covenants on the Company.  Failure to maintain compliance with these covenants could result in the Company being unable to make further borrowings under its revolving credit arrangement with GECC, which borrowings are necessary to enable the Company to fund its ongoing operations.  The financial covenants prohibit the Company from making capital expenditures in any fiscal year in an aggregate amount exceeding $6.5 million and require the Company to have a ratio of EBITDA to fixed charges, including interest expense, scheduled payments of principal, capital expenditures paid and income taxes paid, at the end of each fiscal month commencing with the month ending:

•	on or after March 31, 2006, June 30, 2006 and September 30, 2006, for the 3-, 6- and 9-month periods, respectively, then ended of not less than 1.5:1.0; and

•	on or after December 31, 2006, for the 12-month period then ended of not less than 1.5:1.0.

          Such restrictions, as well as various other affirmative and negative covenants in the Credit Agreements, affect, and in many respects significantly limit or prohibit, among other things, the Company’s ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions.  These restrictions also limit the Company’s ability to effect future financings, make certain capital expenditures, withstand a downturn in the Company’s business or the economy in general, or otherwise conduct necessary corporate activities.  The Credit Agreements place restrictions, and under certain circumstances, prohibitions on the Company’s ability to borrow money under the revolving credit provisions of the Credit Agreements.  The Company’s ability to borrow under the Credit Agreements is necessary to fund its ongoing operations, and a default under the Credit Agreements could impair or terminate the Company’s ability to borrow funds under the revolving credit provisions.

          If the Company was to default on its indebtedness owing to GECC and such indebtedness was accelerated so as to become due and immediately payable, there can be no assurance that the Company’s assets would be sufficient to repay in full such indebtedness and its other liabilities on a timely basis.  In addition, the acceleration of the Company’s indebtedness owing to GECC would likely constitute a default under other of the Company’s indebtedness owing to other creditors that may be outstanding at the time,

Back to Contents

which may result in such other indebtedness also becoming immediately due and payable.  Moreover, because substantially all of the Company’s assets are pledged as collateral, a default could result in foreclosure and the Company may have to discontinue operations.  Under any such circumstances, the holders of the Company’s common stock may realize little or nothing on their investment in the Company.

          On various occasions in the past, the Company was in violation of covenants contained in its previous credit agreement with GECC entered into on September 14, 2001.  There can be no assurance that the Company will not again violate certain of the covenants of the Credit Agreements.

          Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of the Company’s Indebtedness” for a discussion of the Company’s credit facilities.

The Company’s operations are subject to hazards inherent in the natural gas and oil industry. These risks may not be fully covered by the Company’s insurance policies.

          Risks inherent to the Company’s industry, such as equipment defects, vehicle accidents, fires, blowouts, explosions, uncontrollable flows of natural gas or well fluids, storms and hurricanes can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment. These risks could expose the Company not only to the loss of uninsured equipment, but also to substantial liability for personal injury, wrongful death, property damage, loss of natural gas and oil production, pollution and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

          The Company works in a potentially dangerous business.  The Company monitors its operations for quality and safety.  The Company’s safety procedures may not always prevent damages.  The Company’s insurance coverage may be inadequate to cover its liabilities. In addition, the Company may not be able to maintain adequate insurance in the future at rates it considers reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as its current arrangements. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by the Company or a claim at a time when the Company is not able to obtain liability insurance, could have a material adverse effect on the Company’s ability to conduct normal business operations and on its financial condition, results of operations and cash flows.

The Company is subject to extensive and costly environmental laws and regulations that may require it to take actions that will adversely affect its results of operations.

          The Company’s business is significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection.  As part of the Company’s business, it handles, transports, and disposes of a variety of fluids and substances used or produced by its customers in connection with their natural gas and oil exploration and production activities. The Company also generates and disposes of hazardous waste. The generation, handling, transportation, and disposal of these fluids, substances, and waste are regulated by a number of laws, including the Resource Recovery and Conservation Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Safe Drinking Water Act, and analogous state laws. Failure to properly handle, transport, or dispose of these materials or otherwise conduct the Company’s operations in accordance with these and other environmental laws could expose it to liability for governmental penalties, cleanup costs associated with releases of such materials, damages to natural resources, and other damages, as well as potentially impair its ability to conduct its operations.  The Company could be exposed to liability for cleanup costs, natural resource damages under these and other environmental laws and other damages as a result of its conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing

Back to Contents

regulatory requirements or enforcement policies change, the Company may be required to make significant unanticipated capital and operating expenditures.

          Any failure by the Company to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against its business that could adversely impact its operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on the Company’s operations; and

•	performance of site investigatory, remedial or other corrective actions.

          The effect of environmental laws and regulations on the Company’s business is discussed in greater detail under “Item 1. Business—Environmental Regulation.”

The Company’s business could be adversely affected by technological advancements in the future.

          As new well service technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressure may force it to implement new technologies at a substantial cost.  The Company may not be able to successfully acquire or utilize new technologies.  New technologies could render the Company’s current services obsolete or significantly reduce demand for its current services.  As a result, advancements in technology could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company fails to develop or maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results or prevent fraud.

          Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and effectively prevent fraud. The Company’s acquisition of Bobcat will present challenges in establishing internal controls and procedures that the combined company will be required to maintain.  If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results could be harmed. The Company’s efforts to continue to develop and maintain internal controls over financial reporting may not be successful, and it may be unable to maintain adequate controls over its financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002.  The Company will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting.  If the Company fails to implement the requirements of Section 404 in a timely manner, it may be subject to sanctions or investigation by regulatory authorities such as the SEC or the Nasdaq Stock Market, or Nasdaq.  In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of the Company’s reported financial information, and its stock price could be significantly adversely affected as a result.  Any failure to develop or maintain effective internal controls, or difficulties encountered in the Company’s implementation or other effective improvement of its internal controls, could harm its operating results.

A terrorist attack or armed conflict could harm the Company’s business.

          Terrorist activities, antiterrorist efforts and other armed conflicts involving the U.S. or other countries may adversely affect the U.S. and global economies and could prevent the Compay from meeting its financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for natural gas and oil, potentially putting downward pressure on

Back to Contents

demand for the Company’s services and causing a reduction in its revenues. Natural gas- and oil-related facilities could be direct targets of terrorist attacks, and the Company’s operations could be adversely impacted if infrastructure integral to its customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

The Company’s operations are subject to seasonal variations in weather conditions.

          Since the Company’s operations take place outdoors, the average number of hours worked per day, and therefore the number of wells serviced per day, generally is less in winter months than in summer months, due to an increase in snow, rain, fog, cold conditions and a decrease in daylight hours in the winter months.  The Company is also at risk for hurricanes and tropical storms in the late summer and fall months.  Furthermore, the Company’s customers’ demand for its services in the first quarter is generally lower than at other times of the year.  As a result, full-year revenue and gross profits are not likely to be a direct multiple of any particular quarter or combination of quarters.

Risks Related to the Company’s Common Stock

Because the Company has no current plans to pay dividends on its common stock, investors must look solely to stock appreciation for a return on their investment in the Company.

          The Company has not declared or paid any dividends on its common stock, and it does not currently anticipate paying any dividends on its common stock in the foreseeable future. Instead, the Company currently intends to retain all future earnings to fund the development and growth of its business.  In addition, the Company is prohibited from paying dividends under its Credit Agreements.  Any future determination relating to its dividend policy will be at the discretion of its board of directors and will depend on its results of operations, financial condition, capital requirements and other factors deemed relevant.

There has been limited trading activity in the Company’s common stock and a more active trading market may not develop.

          The Company’s common stock has traded in limited volumes in the over-the-counter market and quotations have appeared in the Pink Sheets.  The Company does not know if a more active trading market will develop for its common stock or how its common stock will trade in the future, which may make it more difficult for you to sell your shares.

The Company’s certificate of incorporation, bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of its common stock.

          The Company’s certificate of incorporation authorizes its board of directors to issue preferred stock without stockholder approval.  If the Company’s board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire the Company.  In addition, some provisions of the Company’s certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to its stockholders, including:

•	the prohibition of stockholder action by written consent, other than by unanimous written consent;

•	the ability of the Company’s board of directors to issue up to 2.5 million shares of preferred stock with voting and liquidation rights superior to common stock; and

•	limitations on the ability of the Company’s stockholders to call special meetings.

Back to Contents

          Delaware law prohibits the Company from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of the Company’s common stock cannot acquire the Company for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by the Company’s board of directors.  These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

          With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  The Company intends that the forward-looking statements herein be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with these safe-harbor provisions.

          Forward-looking statements include, but are not limited to, the matters described under Item 1A. Risk Factors as risk factors, as well as under “Item 1.  Business” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”  Such forward-looking statements relate to the Company’s ability to complete its proposed public offering and restructure its balance sheet, generate revenues and maintain profitability and cash flow, the stability and level of prices for natural gas and oil, predictions and expectations as to the fluctuations in the levels of natural gas and oil prices, pricing in the natural gas and oil services industry and the willingness of customers to commit for natural gas and oil well services, the Company’s ability to raise additional debt or equity capital to meet its requirements and the Company’s intended growth initiatives and to obtain additional financing to fund that growth when required, the Company’s ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which its securities, including debt instruments, have been issued and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to compete in the premium natural gas and oil services market, the Company’s ability to re-deploy its equipment among regional operations as required, and the Company’s ability to provide services using state of the art tooling and its ability to successfully integrate and operate the Bobcat operations.

          Important factors that may affect the Company’s ability to meet these objectives or requirements include:

•	adverse developments in general economic conditions;
•	changes in capital markets;
•	adverse developments in the natural gas and oil industry;
•	developments in international relations;
•	the commencement or expansion of hostilities by the United States or other governments;
•	events of terrorism; and
•	declines and fluctuations in the prices for natural gas and oil;

          Material declines in the prices for natural gas and oil can be expected to adversely affect the Company’s revenues.  The Company cautions readers that various risk factors described in this Annual Report could cause the Company’s operating results and financial condition to differ materially from those

Back to Contents

expressed in any forward-looking statements it makes and could adversely affect the Company’s financial condition and the Company’s ability to pursue its business strategy and plans, including its ability to complete its proposed public offering.  Risk factors that could affect the Company’s revenues, profitability and future business operations, among others, are set forth under Item 1A – Risk Factors.

Item 1B.	Unresolved Staff Comments.

          The Company is not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended, and is not required to respond to this Item.  The Company did not receive within 180 days before December 31, 2005 any written comments from the Commission staff regarding its periodic or current reports which comments remain unresolved.

Item 2.	Properties

          The Company leases 5,000 square feet of office space in Columbus, Mississippi for a five-year term expiring on December 31, 2006 for the Company’s executive offices.  The monthly rental is $5,000.  The Company also leases approximately 4,000 square feet of corporate and sales office space in Houston, Texas.  The monthly lease expense is approximately $5,500 and has a term of five years ending August 2011, with an option to cancel the lease after three years.

          The Company maintains district offices at 25 locations throughout the Company’s service areas and manufacturing facilities in Laurel, Mississippi and Decatur, Texas.  Of such facilities, three are owned by the Company and the others are leased with rental periods ranging from a month-to-month basis to five years.  The aggregate annual rental for the leased facilities is approximately $786,000.  Management believes that these facilities are adequate for the Company’s current requirements.

Item 3.	Legal Proceedings

          In March, 2006, one of the Company’s shareholders presented it with a demand for corrective action to remedy alleged breaches of fiduciary duty by William L. Jenkins, Charles E. Underbrink and James H. Harrison.  The shareholder alleges that these directors breached their fiduciary duties in connection with various transactions, including the exchange of the Company’s warrants for shares of its common stock in October and November 2005, the extension of the expiration date of the Company’s warrants in December 2004, the Company’s failure to refinance certain of its derivative securities by the end of 2004, the amendment of the Company’s certificate of incorporation in December 2005 and the triggering of the change of control payment due to Mr. Jenkins in December 2005.  The shareholder further alleges that these directors were interested in such transactions, that such transactions were not fair to the Company and that the St. James Partnerships, Simmons & Company International, Ron E. Whitter and another officer of the company participated in such breaches and/or aided and abetted them.  The shareholder has indicated that if the Company fails to take appropriate action to remedy the breaches following the presentation of its demand, it intends to bring a derivative suit on behalf of the Company.  The Company’s board of directors intends to take such steps as it considers appropriate to investigate this matter.  However, based on information received through March 29, 2006, the Company believes these allegations are without merit and, if a suit is filed, the Company expects that it will be vigorously defended.  The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its current financial position, results of operations or cash flows.

Back to Contents

          The Company is a defendant in a number of legal proceedings which management considers to be ordinary routine litigation that is incidental to the Company’s business.  The Company does not expect to incur any material liability as a consequence of such litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

          By written consent effective on November 23, 2005, the holders of 1,174,920 shares of the Company’s common stock, a majority of its common stock outstanding at the time, approved the adoption of amendments to the Company’s Restated Certificate of Incorporation.  The amendments (i) effected a share combination (a reverse stock split) whereby each ten (10) shares of previously authorized, issued and outstanding shares of the Company’s common stock were combined into one (1) share of common stock, (ii) reduced the number of shares of common stock the Company is authorized to issue from 175,000,000 shares to 35,000,000 shares, (ii) granted to the Company’s Board of Directors the authority to issue the 2,500,000 shares of preferred stock it is authorized to issue under its Certificate of Incorporation in one or more series, without further approval of stockholders and to establish the rights and terms of each series, (iv) provide that, except as otherwise required by law or provided by the terms of any series of its preferred stock, special meetings of its stockholders for any purpose may be called at any time only by a majority of its Board of Directors or the Chairman of its Board or its President, and (v) provide that, except as otherwise required by law or provided by the terms of any series of its preferred stock, stockholders may not take any action by written consent, unless such action is taken by unanimous written consent.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          The Company’s common stock is traded in the over-the-counter market and quotations appear in the Pink Sheets® under the trading symbol WGSV (formerly “BWWR”).  The following table sets forth the high and low bid prices for the Company’s common stock in the over-the-counter market for the periods indicated as provided by the Pink Sheets.  On December 27, 2005, the Company effected a one-for-ten reverse stock split of its common stock.  All bid prices in the following table give effect to the reverse stock split.
	Bid Prices

2004	High	Low

First Quarter	$3.90	$2.50
Second Quarter	4.00	1.00
Third Quarter	2.00	1.00
Fourth Quarter	2.00	1.00

	Bid Prices

2005	High	Low

First Quarter	$2.70	$1.50
Second Quarter	6.10	1.20
Third Quarter	9.00	4.50
Fourth Quarter	12.00	10.50

	Bid Prices

2006	High	Low

First Quarter (through March 30, 2006)	$19.00	$10.01

          There has been very limited trading activity in the Company’s common stock.  By reason of this limited trading activity, the quoted prices for the Company’s common stock have been subject to wide fluctuations on very limited trading activity in the common stock.

          The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and do not represent the prices of actual transactions.  The last sales price for the Company’s common stock on March 30, 2006, as reported by the Pink Sheets, was $19.00 per share.

          As of March 22, 2006, the Company had approximately 450 stockholders of record and the Company believes it had in excess of 500 beneficial holders of the Company’s common stock.

Proposed Public Offering and Application to List the Company’s Common Stock on the Nasdaq National Market

          On February 13, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-l under the Securities Act of 1933, as amended, for the sale of up to $185.2 million of shares of common stock by the Company and certain selling securityholders.  The Company expects to use the proceeds it receives from its proposed public offering to simplify its capital structure by eliminating

Back to Contents

outstanding derivative securities and to reduce debt.  In connection with that offering, the Company filed an application to list its common stock on the Nasdaq National Market under the trading symbol WARR.

Dividends

          The Company has never paid a cash dividend on its common stock and it has no present intention of commencing to pay dividends.  The Company is prohibited from paying dividends under the terms of its Credit Agreements.

Recent Sales of Unregistered Securities

          During the year ended December 31, 2005, the Company sold the following securities not registered under the Securities Act of 1933, as amended:

          Under Recapitalization Agreements the Company entered into on October 6, 2005, (1) Mr. Charles E. Underbrink and family members and affiliated entities (the “Underbrink Family Entities”) exchanged all of their 1,193,841 warrants for 397,947 shares of common stock (on the ratio of three warrants for one share of common stock), and they have agreed to convert the Subordinated Convertible Notes they hold into shares of common stock at the closing of a currently proposed public offering of shares of the Company’s common stock and sell all their shares to the Company at the closing of the public offering at the net price per share the Company receives in the public offering, but not less than $7.50 per share; and (2) St. James Capital Partners, L.P. and SJMB, L.P., (the “St. James Partnerships”), private investment funds, agreed to sell to the Company at the closing of the public offering all of the warrants they hold at a price, for each three warrants, equal to the net price per share the Company receives in the offering, but not less than $7.50 per share.  They also agreed to convert their Subordinated Convertible Notes into shares of the Company’s common stock and sell to the Company at the closing of the public offering those shares, plus 501,748 shares of common stock held by SJMB, L.P., at the net price per share the Company receives in the offering, but not less than $7.50 per share.

          On October 7, 2005, the Company commenced a tender offer to holders of the Company’s outstanding common stock purchase warrants to exchange their warrants for shares of the Company’s common stock at the exchange rate of three warrants for one share of the Company’s common stock.  This offer remained open through November 14, 2005 and any acceptances were irrevocable.  The offer was open to all holders of the Company’s warrants and was not subject to any minimum acceptance.  The holders tendered 1,510,000 warrants in exchange for 503,333 shares of the Company’s common stock.  All warrants tendered to the Company and accepted were retired.

          The transactions described above were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereof.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

          Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), repurchased any shares of the Company’s Common Stock during the year ended December 31, 2005.

Back to Contents

Item 6.	Selected Financial Data

          Set forth below is certain financial information for each of the five years ended December 31, 2005 ,2004, 2003, 2002 and 2001 taken from the Company’s audited financial statements.  Prior period income statement items have been restated for continued operations.  Amounts are stated in thousands, except per share data.

	December 31,

	2005	2004	2003	2002	2001

Revenues(1)	$73,667	$53,687	$45,757	$34,094	$39,682
Income (loss) from continuing operations	$15,413	$4,630	$1,386	$(4,173)	$4,064
Net income (loss) per common share – basic	$5.75	$(1.41)	$(4.43)	$(6.06)	$4.03
Net income (loss) per common share – diluted	$4.41	$(1.41)	$(4.43)	$(6.06)	$4.03
Current assets	$23,106	$15,665	$16,035	$16,117	$17,366
Total assets	$101,634	$30,109	$41,401	$49,671	$50,481
Current liabilities	$16,944	$8,789	$64,439	$20,176	$16,829
Total liabilities(2)	$117,205	$55,318	$64,905	$67,720	$61,128
Cash dividends	-0-	-0-	- 0 -	- 0 -	- 0 -

(1) See Note 5 to Notes to Financial Statements for information regarding acquisitions made by the Company.
(2) See Note 9 to Notes to Financial Statements for information relating to the Company’s outstanding indebtedness.

Back to Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

          The following discussion and analysis should be read in conjunction with the “Item 6. Selected Financial Data” and the financial statements and related notes included elsewhere in this Report. The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Report, particularly in “Item 1A. Risk Factors” and “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

          The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to E&P companies.  The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well.  The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services.  All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

          The Company’s results of operations are affected primarily by the extent of utilization and rates paid for its wireline and well intervention services, which is dependent upon the upstream spending by the natural gas and oil exploration and production companies that comprise its client base.  The Company derives a majority of its revenues from services supporting production from existing natural gas and oil operations. Demand for these production-related services is less volatile than drilling-related services and tends to remain relatively stable, even in lower natural gas and oil price environments, as ongoing maintenance spending is required to sustain production.  As natural gas and oil prices reach higher levels, demand for the Company’s production-related services generally increases as its customers engage in more well servicing activities relating to existing wells to maintain or increase natural gas and oil production from those wells. Because some of the Company’s services are required to support drilling activities, the Company is subject to changes in capital spending by its customers as natural gas and oil prices increase or decrease.  The Company showed improvement in its revenues during 2004 and 2005 over 2003 and 2002 as a result of the increased natural gas and oil drilling and workover activity during those years.

          As a result of the Bobcat acquisition, which represents the Company’s introduction into the well intervention services business, the Company currently operates in two business segments: wireline services and well intervention services.  The Company’s wireline segment includes the business conducted by Warrior Energy prior to the Bobcat acquisition, and its well intervention segment includes the business conducted by Bobcat post-acquisition.

Revenues

          The majority of the Company’s revenues are generated from major and large independent natural gas and oil companies.  The primary factor influencing demand for the Company’s services by those customers is their level of drilling and workover activity, which, in turn, depends primarily on the availability of drilling and workover prospects and current and anticipated future natural gas and oil commodity prices and production depletion rates.

Back to Contents

          The Company’s services are generally provided at a price based on bids submitted which in turn are based on the Company’s current pricing, equipment and crew availability and customer location and the nature of the service to be provided.  These services are routinely provided to the Company’s customers and are subject to the customers’ time schedule, weather conditions, availability of the Company’s personnel and complexity of the operation.  The Company’s wireline services generally take one to three days to perform while its well intervention services generally take two weeks or longer to perform.  Service revenues are recognized at the time services are performed.

          The Company generally charges for its wireline services on a per-well entry basis and its well intervention services on a day-rate basis.  Depending on the specific service, a per-well entry or day-rate may include one or more of these components: (1) a set-up charge, (2) an hourly service rate based on equipment and labor, (3) an equipment rental charge, (4) a consumables charge and (5) a mileage and fuel charge.  The Company determines the rates charged through a competitive bid process on a job-by-job basis or, for larger customers, the Company may negotiate on an annual basis.  Typically, work is performed on a “call out” basis, whereby the customer requests services on a job-specific basis, but does not guarantee work levels beyond the specific job bid.

          During the years ended December 31, 2004 and December 31, 2005, approximately 49.9% and 57.9%, respectively, of the Company’s revenues were derived from onshore activities and approximately 50.1% and 42.1%, respectively, of the Company’s revenues were derived from offshore activities.

Cost and Expenses

          Operating Costs.  The Company’s operating costs are comprised primarily of labor expenses, repair and maintenance, material and fuel and insurance. In a competitive labor market in the industry, it is possible that the Company will have to raise wage rates to attract workers and retain or expand its current work force. The Company believes it will be able to increase service rates to its customers to compensate for wage rate increases. The Company also incurs costs to employ personnel to sell and supervise its services and perform maintenance on its fleet. These costs are not directly tied to the Company’s level of business activity. Because the Company seeks to retain its experienced and well-qualified employees during cyclical downturns in its business, and is required to pay severance under employment agreements that cover a portion of its workforce, the Company expects labor expenses to increase as a percentage of revenues during future cyclical downturns. Repair and maintenance is performed by the Company’s crews, company maintenance personnel and outside service providers. Increases in the Company’s material and fuel costs are frequently passed on to its customers. However, due to the timing of the Company’s marketing and bidding cycles, there is generally a delay of several weeks or months from the time that it incurs an actual price increase until the time that the Company can pass on that increase to its customers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks, skids, snubbing units and other equipment in the Company’s fleet, employee payroll and safety record.

          Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses include administrative, marketing, employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations.  The Company’s management regularly evaluates the level of the Company’s general and administrative expenses in relation to its revenue because these expenses have a direct impact on the Company’s profitability.  The Company expects to incur additional expense in future periods relating to incentive compensation paid to employees.

          Success Bonus and Change of Control Payments.  The Company expects to make change of control and success bonus payments in the aggregate amount of $2.6 million to certain key employees immediately prior to or concurrently with the closing of the Company’s proposed public offering of shares of its common stock.

Back to Contents

          Interest Expense.  Interest expense consists of interest associated with the Company’s revolving line of credit, term loan, convertible notes and other debt as described in the notes to the Company’s financial statements contained elsewhere in this Report.  As a result of the Company’s proposed public offering, the Company expects that, when the proposed offering is completed and the net proceeds are applied to the intended uses, its debt levels will be substantially lower than their current levels which resulted from the acquisition of Bobcat on December 16, 2005.  The Company also expects that its effective borrowing rate will be substantially less than that associated with the outstanding convertible subordinated debt intended to be converted to equity in connection with the proposed public offering.  Accordingly, subsequent to the proposed public offering, interest expense is expected to be substantially lower than the levels of interest expense following the Company’s acquisition of Bobcat.  There can be no assurance that the proposed public offering will be completed.  Interest income primarily consists of interest earned on the Company’s cash balances.

          Depreciation Expense.  The Company’s depreciation expense is based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of the Company’s assets. The Company generally computes depreciation using the straight-line method.

          Income Taxes.  At December 31, 2005, the Company had approximately $29.2 million of net operating losses (“NOLs”) available to offset future taxable income.  These NOLs will be applied to taxable income in 2006 prior to the Company’s proposed public offering and will be subject to additional IRS Section 382 limitations subsequent to the Company’s proposed public offering.

          Discontinued Activities.  The Company sold its directional drilling division on August 6, 2004 and the operations of that division are reported in the financial statements in this Report as discontinued operations.

Results of Operations

          The following discussion includes the results of operations of Bobcat for the period December 16, 2005 through December 31, 2005.  For further information relating to the results of operations of Bobcat prior to the completion of the acquisition through September 30, 2005 and pro forma financial information reflecting the combined results of operations of the Company and Bobcat for the nine months ended September 30, 2005 and the year ended December 31, 2004, see the Company’s Amendment No. 1 to its Current Report on Form 8-K filed on February 22, 2006.  See also Note 2 to the Notes to Financial Statements For the Years Ended December 31, 2005, 2004 and 2003 included in this Report for the pro forma statements of operations of the Company and Bobcat for the years ended December 31, 2005 and 2004.

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

          The Company’s total revenues increased by approximately $20.0 million for the year ended December 31, 2005, as compared to 2004.  The pricing and utilization of the Company’s services improved due to the increase in well maintenance and drilling activity caused by higher natural gas and oil prices.  The Company also added eight additional wireline units during the year ended December 31, 2005 as well as approximately $769,000 of revenues from Bobcat’s operations following the acquisition.

Operating Costs

          The Company’s operating costs increased by approximately $9.1 million for the year ended December 31, 2005 as compared to the same period of 2004.  Operating costs were 59.0% of revenues for the year ended December 31, 2005, as compared to 64.1% of revenues for 2004.  The decrease in operating costs as a percentage of revenues was primarily the result of the higher utilization and pricing in the year ended December 31, 2005 compared with 2004.  Salaries and benefits increased by approximately $4.9 million

Back to Contents

for the year ended December 31, 2005, as compared to the same period in 2004.  Total number of employees increased from 313 at December 31, 2004 to approximately 480 at December 31, 2005, including approximately 80 employees from the Bobcat acquisition.  The increase in salaries and benefits is primarily due to the increase in the number of employees in 2005 versus 2004.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by approximately $154,000 for the year ended December 31, 2005.  As a percentage of revenues, selling, general and administrative expenses decreased to 13.1% for the year ended December 31, 2005, from 17.6% in for the same period in 2004 due to relatively constant expenses and increased revenues.

Depreciation and Amortization

          Depreciation and amortization decreased by approximately $41,000 for the year ended December 31, 2005.  The decrease was primarily due to certain assets becoming fully depreciated in the period.

Interest Expense

          Interest expense and amortization of debt discount decreased by approximately $724,000 for the year ended December 31, 2005, as compared to the same period in 2004.  The decline in interest expense is attributable to the reduction in the Company’s senior debt outstanding prior to the Bobcat acquisition.

Change of Control Expense

          Change of control expense of $2.7 million was recognized in 2005 as a result of a change in the general partner of St. James Capital Partners, L.P. which, under the terms of certain key employment contracts, required payments to be made to those employees.

Other Income (Expense)

          Other income (expense) decreased by approximately $285,000 for the year ended December 31, 2005, as compared to the same period in 2004.  The decrease was primarily due to the expensing of transaction expenses associated with a potential transaction which was terminated in August 2005.

Income Taxes

          The provision for income taxes was approximately $175,000 in 2005 and $0 in 2004.  The Company realized a net loss for the year ended December 31, 2004, thereby generating additional NOLs.  The Company recorded net income during the year ended December 31, 2005, where NOLs were utilized to offset provision for federal income taxes.  The provision for income taxes represents state income tax and alternative minimum tax provisions.  A full valuation allowance has been recorded against the net deferred tax asset generated in prior years from net operating losses to be carried forward.

Net Income

          Net income for the year ended December 31, 2005 was approximately $8.2 million compared with a net loss of approximately $1.8 million for the same period of 2004.  Included in 2004 results was a loss from operations of the discontinued directional drilling segment of approximately $1.7 million during the year ended December 31, 2004.  The improved results for the year ended December 31, 2005 over the same period in 2004 was primarily the result of an increase in revenues resulting from an increase in demand for the Company’s services.

Discontinued Operations

          The Company sold its directional drilling division business on August 6, 2004 and the operations of this division are reported in the financial statements included in this Report as discontinued operations.  The comparisons detailed above reflect the Company’s continuing operations.

Back to Contents

          Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

          The Company’s revenues from continuing operations increased by approximately $7.9 million or 17.3 % to $53.7 million for the year ended December 31, 2004 as compared to revenues from continuing operations of $45.7 million for the year ended December 31, 2003.  The pricing and utilization of the Company’s services improved due to the increase in well maintenance and drilling activity caused by higher natural gas and oil prices.  The Company also averaged three additional wireline units for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Operating Costs

          Operating costs increased by $4.0 million for the year ended December 31, 2004, as compared to 2003.  This increase was due primarily to the increase in the Company’s revenues and the level of the Company’s operations in 2004 as compared to 2003.  Salaries and benefits increased by approximately $1.8 million for 2004 as compared to 2003.  This was due primarily to the Company’s increased employee base.  Operating costs as a percentage of revenues decreased to 64.1 % in 2004 from 66.6 % in 2003 primarily because of the increased utilization of the Company’s assets as well as increases in pricing for the Company’s services.  The increases in pricing were largely the outgrowth of and were dependent upon the increase in demand for services in the natural gas and oil well services sector.

Selling, General and Administrative Expenses

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

Other Income

          Net gain on sale of fixed assets decreased in 2004 to a net gain of approximately $53,000 from an approximate $239,000 net gain in 2003. Other income decreased by approximately $98,000 in 2004.

Income Taxes

          The provision for income taxes was $0 in 2004 and 2003.   A full valuation allowance has been recorded against the net deferred tax assets generated each year from the net operating losses to be carried forward.

Net Loss

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

Back to Contents

Liquidity and Capital Resources

          The Company’s  primary liquidity needs are to fund capital expenditures, such as expanding its wireline and well intervention services, geographic expansion, acquiring and upgrading trucks, skids and snubbing units, the addition of complementary service lines and funding general working capital needs. In addition, the Company needs capital to fund strategic business acquisitions. The Company’s primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt. Upon completion of the Company’s proposed public offering, the Company anticipates that it will rely on cash generated from operations, borrowings under its revolving credit facility and possible debt and equity offerings to satisfy its liquidity needs. The Company believes that with the current and anticipated operating environment of the natural gas and oil industry, it will be able to meet its liquidity requirements for the remainder of 2006. In addition to funding operating expenses, cash requirements for 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. The Company’s planned growth initiatives are expected to require capital expenditures of in excess of $100 million over the next three years. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in the Company’s industry, and general financial, business and other factors, some of which are beyond the Company’s control.

          Pursuant to employment contracts, the Company expects to make success bonus payments to certain key employees immediately prior to or concurrently with the closing of its proposed public offering in the aggregate amount of approximately $2.6 million of which approximately $1.5 million is accrued as of December 31, 2005.

          The Company’s outstanding indebtedness includes primarily senior indebtedness aggregating approximately $55.2 million at December 31, 2005, other indebtedness of approximately $1.2 million and approximately $40.1 million (including approximately $18.2 million of accrued interest) owing primarily to the St. James Partnerships as well as other holders of subordinated notes.

          Cash provided by the Company’s operating activities was approximately $17.5 million for the year ended December 31, 2005 as compared to cash provided of approximately $3.6 million for the same period in 2004 The increase in cash provided by operating activities was due mainly as a result in the increase in demand for the Company’s services. During the year ended December 31, 2005, investing activities used cash of approximately $53.2 million for the acquisition of Bobcat and $8.3 million for the acquisition of property, plant and equipment as compared to $7.5 million for the same period in 2004, more than offset by $10.4 million in proceeds from the sale of the Multishot division. During the year ended December 31, 2005, financing activities used cash of approximately $11.6 million for principal payments on debt and approximately $2.5 million for debt issuance costs offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $56.2.  In 2004, financing activities used cash of approximately $23.0 million for principal payments on debt and net payments on working capital revolving loans and other borrowings and debt issuance costs of approximately $378,000 offset by proceeds from bank and other borrowings of approximately $13.6 million.

Back to Contents

          Cash provided by the Company’s operating activities was approximately $3.5 million for the year ended December 31, 2004 as compared to cash provided by operating activities of $10.6 million for the year ended December 31, 2003.  The decrease in cash provided by operating activities was mainly a result of the change in the Company’s prepaid assets associated with the financing of insurance premiums, the assignment of current assets and current liabilities in connection with the sale of the directional drilling division and the timing of other current assets and liabilities.  Investing activities used cash of approximately $7.5 million during the year ended December 31, 2004 for the acquisition of property, plant and equipment and was offset by proceeds from the sale of discontinued operations and fixed assets of $10.7 million.  During the year ended December 31, 2003, acquisitions of property, plant and equipment used cash of $3.1 million offset by proceeds of $685,000 from the sale of fixed assets.  Financing activities during the year ended December 31, 2004 provided cash of $13.6 million offset by principal payments on long-term notes and the Company’s working capital revolving loan of $23.0 million and debt issuance costs of approximately $378,000.  Financing activities provided cash of $5.4 million from borrowings during the year ended December 31, 2003 offset by principal payments on long-term notes and the Company’s working capital revolving loan of $10.3 million and debt issuance costs of approximately $48,000.

          During the year ended December 31, 2005, the Company expended approximately $56.3 million for the acquisition of Bobcat financed under the Company’s Senior Secured Credit Agreement and approximately $961,000 for other property, plant and equipment financed under notes payable.  During the year ended December 31, 2004, the Company expended approximately $841,000 for the acquisition of property, plant and equipment financed under notes payable.  During the year ended December 31, 2003, the Company expended $3.3 million for the acquisition of property, plant and equipment financed under the Company’s Senior Secured Credit Agreement and notes payable.

Contractual Obligations

          The following table sets forth information as of December 31, 2005 with respect to the Company’s known contractual obligations of the types specified below:

	Payments Due By Period

Contractual Obligations	Total	Prior to December 31, 2006	January 1, 2007 to December 31, 2008	January 1, 2009 to December 31, 2011	January 1, 2012 and thereafter

Long Term Debt(1)	$78,343,883	$5,568,880	$8,729,771	$64,045,232	—
Capital Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Change of Control Payment	$1,535,388	$1,535,388	—	—	—
Other Long-term Liabilities	—	—	—	—	—

(1)	Does not reflect planned use of proceeds from the Company’s proposed public offering.

Back to Contents

Description of the Company’s Indebtedness

          Senior Secured Credit Agreement

          On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with GECC, providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

•	a revolving credit facility of up to $15.0 million, but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and

•
a one-year capital expenditure loan facility of up to $5.0 million, but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

          Eligible accounts receivable are accounts in which the Company has an interest excluding, among other items and, subject to certain exceptions, debtors’ accounts outstanding that are not paid within the earlier of 60 days past the due date or 90 days following the original invoice date, accounts of debtors that have suspended business or commenced various insolvency proceedings and accounts to the extent the account exceeds the credit limit established by GECC in its reasonable credit judgment. GECC has the right to establish, modify and eliminate reserves against eligible accounts receivable from time to time in its reasonable judgment.

          GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on December 16, 2006, unless earlier terminated under the terms of the Senior Secured Credit Agreement.

          Interest Rates. Initially, as of the closing, the annual interest rate on borrowings under the revolving loan facility is 0.75% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facility is 2.25% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. The interest rate margin above the index rate may be adjusted from time to time on a quarterly basis based on the Company’s ratio of its funded debt to EBITDA for the trailing twelve months prior to the determination. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins of 2.25% on the revolving loan and 3.75% on the term loan and capital expenditure loan. If an event of default in the nature of a failure to make any payment of principal of, interest on or fees owing in respect to loans when due and payable or the commencement of bankruptcy proceedings involving the Company has occurred, the annual interest rate is increased by 2% and, if any other default or event of default has occurred and is continuing, GECC may elect to increase the interest rate by that amount.

          Collateral. Advances under the Senior Secured Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.

          Use of Proceeds. Initial borrowings under the Senior Secured Credit Agreement advanced on December 16, 2005 were $1.3 million borrowed under the revolving loan and $30.0 million under the term loan. No

Back to Contents

borrowings were made under the capital expenditure loan facility. The proceeds of the term loan were used to pay a portion of the Bobcat acquisition purchase price, related fees and expenses and repayment of substantially all Bobcat indebtedness, and approximately $2.1 million was placed in escrow for the repayment of principal and accrued interest on subordinated secured indebtedness and approximately $2.8 million was used for general corporate purposes.  The outstanding balance of approximately $6.3 million under the Company’s previous credit agreement with GECC was paid out of the Company’s existing cash.

          Maturity of Loans. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement. Any amounts outstanding under the revolving loan are due and payable on December 16, 2008. The term loan is to be repaid in 12 consecutive quarterly installments of $1.1 million commencing January 1, 2006 with a final installment of $16.8 million due and payable on January 1, 2009. The capital expenditure loan is to be repaid in eight consecutive quarterly installments with each quarterly installment equal to 1/20th of the borrowings funded prior to the expiration of the one-year term of the facility and with a final installment in the amount of the remaining principal balance due on December 16, 2008.

          Mandatory and Voluntary Prepayments. Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering. The Company must apply the net proceeds from any sale of its stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. Such cash proceeds, after deduction of underwriting discounts and commissions and other reasonable costs the Company incurs are to be applied to the prepayment of (i) loans outstanding under the Company’s Senior Secured Credit Agreement, (ii) loans outstanding under the Company’s Second Lien Credit Agreement, and (iii) to prepay or redeem all the Company’s outstanding subordinated notes and shares of its common stock owned by St. James Capital Partners, L.P., SJMB, L.P. and other holders of the Company’s subordinated secured notes as of December 16, 2005, the shares of the Company’s common stock issued in exchange for warrants, subordinated notes and other convertible securities pursuant to the recapitalization agreements the Company entered into in October 2005, a fee in the amount of $274,000 owing to SJMB, L.P. and “Change of Control” payments in the aggregate amount of approximately $2.6 million the Company is required to make under the terms of employment agreements with certain of the Company’s employees, as the term “Change of Control” is defined in those agreements (herein, amounts to be paid under this subsection (iii) are referred to as “Junior Capital”), in the following manner:

(A) 100% of the first $50.0 million in net proceeds received are to be applied to prepay or redeem the Junior Capital;

          (B) net proceeds in excess of $50.0 million and up to $75.0 million are to be allocated 40% to prepay or redeem the Junior Capital, 30% to prepay loans outstanding under the Company’s Senior Secured Credit Agreement and 30% to prepay loans outstanding under the Company’s Second Lien Credit Agreement;

          (C) net proceeds in excess of $75.0 million and up to $100.0 million are to be allocated 60% to prepay or redeem the Junior Capital, 20% to prepay loans outstanding under the Company’s Senior Secured Credit Agreement and 20% to prepay loans outstanding under the Company’s Second Lien Credit Agreement; and

          (D) net proceeds in excess of $100.0 million are to be allocated 80% to prepay or redeem the Junior Capital, 10% to prepay loans outstanding under the Company’s Senior Secured Credit Agreement and 10% to prepay loans outstanding under the Company’s Second Lien Credit Agreement.

Back to Contents

To the extent the Junior Capital is paid or repurchased in full under the foregoing provisions prior to the prepayment in full of loans outstanding under the Company’s Credit Agreements, the remaining net proceeds are to be allocated 50% to loans outstanding under the Company’s Credit Agreements. If any event of default has occurred under the Company’s Senior Secured Credit Agreement and is continuing, and the Company has been notified in writing of such event of default (or the Company has been notified in writing of the equivalent event of default under the Second Lien Credit Agreement), at the time the Company receives the net proceeds, 100% of such net proceeds are to be allocated to the loans outstanding under the Company’s Senior Secured Credit Agreement, without application of any portion thereof to Junior Capital or loans under the Second Lien Credit Agreement.

          The Company has proposed to GECC that the Senior Secured Credit Agreement and Second Lien Credit Agreement be amended to provide that 100% of the net proceeds realized from its proposed public offering that is to be applied to the repayment of indebtedness owing to GECC be allocated to the repayment of indebtedness outstanding under the Second Lien Credit Agreement and -0-% be allocated to the repayment of indebtedness outstanding under the Senior Secured Credit Agreement.  The Company is awaiting a definitive response from GECC regarding this proposal.

          If the Company issues any shares of common stock, other than as described above, or any debt at any time, the Company is required to prepay the loans outstanding under the Senior Secured Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs.

          The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to 75% of the Company’s excess cash flow for the immediately preceding fiscal year. Excess cash flow is defined, with respect to any fiscal year, as the Company’s net income plus depreciation, amortization and interest expense, to the extent deducted in determining net income, minus capital expenditures, minus interest expense paid or accrued and scheduled principal payments paid or payable, plus or minus, extraordinary gains or losses which are cash items not included in net income, plus taxes deducted in determining net income to the extent not paid in cash.

          Any mandatory prepayments made as provided above are to be applied substantially as follows: first, to any fees then due and payable to GECC, second, to interest then due and payable on the term loan and capital expenditure loan, pro rata between the term loan and capital expenditure loan, third, to prepay the scheduled principal installments on the term loan and capital expenditure loan, allocated pro rata between the term loan and capital expenditure loan, and applied to principal installments in inverse order of maturity, until the term loan and capital expenditure loan have been prepaid in full; fourth, to interest then due and payable on the revolving loan; and fifth, to the principal balance of the revolving loan until the same shall have been paid in full. The revolving loan is permanently reduced by the amount of any such prepayments.

          The Company may at any time prepay all or part of the term loan or capital expenditure loan, permanently reduce or terminate the capital expenditure commitment, and permanently reduce but not terminate the revolving loan commitment provided such prepayments or reductions are in the minimum amount of $500,000 and integral multiples of $250,000, subject to the payment of certain pre-payment fees declining from 1.0% in the event the termination or reduction occurs during the first year, 0.5% in the event the termination or reduction occurs during the second year, and 0.25% in the event the termination or reduction occurs during the third year of the term of the Senior Secured Credit Agreement. The Company is required to use, subject to certain exceptions, the net proceeds from the sale of any assets or the stock of any subsidiary to prepay all borrowings under the facilities. The Company is required to repay any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value

Back to Contents

of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

          Conditions to Advances. Future advances are subject to the continuing accuracy of the Company’s representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Senior Secured Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Senior Secured Credit Agreement, after giving effect to such advance. A “material adverse effect” is defined to include a material adverse effect on the Company’s business, assets, operations, prospects or financial or other condition, on the Company’s ability to pay any of the loans under the Senior Secured Credit Agreement, on the collateral or on lenders liens or rights and remedies under the Senior Secured Credit Agreement. An event constituting a material adverse effect also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 800 for 12 consecutive weeks. Further conditions to each advance under the capital expenditure facility require the delivery of evidence that the advance is in compliance with the conditions of the Senior Secured Credit Agreement with respect to amounts that may be borrowed to finance capital expenditures.

          Affirmative and Negative Covenants. Under the Senior Secured Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain the Company’s corporate existence and continue the conduct of the Company’s business substantially as conducted in December 2005, promptly pay all taxes and governmental assessments and levies, maintain the Company’s corporate books and records, maintain insurance in form and amounts and with insurers reasonably acceptable to GECC, comply with applicable laws and regulations, maintain key man life insurance on the life of William L. Jenkins, provide supplemental disclosure to the lenders, refrain from violating the intellectual property of others, conduct the Company’s operations in compliance with environmental laws, provide a mortgage or deed of trust to the lenders granting a first lien on the Company’s real estate upon the request of the lenders, and provide certificates of title on newly acquired equipment with the lender’s lien noted.

          Negative covenants the Company may not violate include, among others and subject to limitations and exceptions, (i) forming or acquiring a subsidiary, (ii) merging with, acquiring all or substantially all the assets or stock of, or otherwise combining with or acquiring, another person, (iii) making an investment in or loan to another person, subject to certain exceptions for specified high grade investments so long as there are no revolving loans outstanding, (iv) incurring any indebtedness other than specified permitted indebtedness, (v) entering into any transaction with an affiliate except in the ordinary course of the Company’s business and on fair and reasonable terms no less favorable than would be obtained in a comparable arm’s length transaction with a non-affiliated person, (vi) making loans to its employees in amounts exceeding $50,000 individually and $250,000 in the aggregate, (vii) issuing any shares of the Company’s common stock if any of its stock or the stock of a subsidiary is pledged to GECC, making any change in its business objectives or operations that could adversely affect repayment of the loans or could reasonably be expected to have or result in a material adverse effect, making any change in its capital structure, including the issuance of any stock, warrants or convertible securities or any revision in the terms of outstanding stock except for permitted payments to holders of subordinated debt and options granted under an existing or future incentive option plan, or amending its charter or by-laws in a manner that would adversely affect its duty or ability to repay the indebtedness, or engaging in any business other than that engaged in by the Company on December 16, 2005; (viii) creating or permitting to exist any liens on its properties or assets, with the exception of (x) those granted to the lenders under the Senior Secured Credit Agreement or in existence on the date of making the loan and permitted re-financings, extensions and renewals of such liens provided the indebtedness secured is not increased and the lien does not attach to any additional property, or (y) liens created after December 16, 2005 by conditional sale or other title retention agreements or in connection with purchase money indebtedness with respect to equipment and

Back to Contents

fixtures acquired in the ordinary course of business involving the incurrence of an aggregate amount of purchase money indebtedness and capital lease obligations of not more than $2.0 million outstanding at any one time or (z) liens securing the indebtedness under the Second Lien Credit Agreement, (xi) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business, obsolete or unused equipment or fixtures with an appraised value not exceeding $200,000 per transaction and $500,000 per year, and other equipment and fixtures with a book value not exceeding $200,000 per transaction and $500,000 per year, (xii) breaching or failing to comply with the various financial covenants in the credit agreement, (xiii) releasing any hazardous material that would violate environmental laws or adversely impact the value of any collateral; (xiv) engaging in a sale leaseback, synthetic lease or similar transaction, (xv) making any restricted payments, including payment of dividends, stock or warrant redemptions, repaying subordinated notes, except as otherwise permitted under the Senior Secured Credit Agreement, rescission of the sale of outstanding stock, subject to certain exceptions including, among others, permitted prepayments or redemptions of Junior Capital using the net proceeds from a public offering of its common stock, payment of reasonable and customary fees to its non-employee directors, reimbursement of the reasonable expenses of St. James Capital Corp., St. James Capital Partners, L.P., SJMB, LP, and SJMB, LLC in an amount not to exceed $60,000 per year, payment of a $274,000 fee to SJMB, L.P. not later than December 31, 2006 or the date the Company complete its first public offering of common stock after December 16, 2005, and “Change of Control” payments (as “Change of Control” is defined in the employment agreements with the parties to receive the payments) on and after December 16, 2005 but before December 31, 2005 in the amount of approximately $1.1 million, and, in connection with in a contemplated public offering of shares of its common stock, in an aggregate amount not to exceed approximately $2.7 million, (xvi) purchasing any real estate in excess of $250,000, (xvii) engaging in any speculative hedging transactions; (xviii) amending or changing the terms of its subordinated debt, (xix) changing or amending the Second Lien Credit Agreement, or (xx) changing or amending the Bobcat acquisition agreement.

          The financial covenants prohibit the Company from making capital expenditures in any fiscal year commencing with the fiscal year ending December 31, 2006 in an aggregate amount exceeding $6.5 million (excluding amounts financed under its capital expenditure loan facility), plus in any subsequent period the amount by which $6.5 million exceeds the amount of capital expenditures expended in the prior period.

          Commencing with the fiscal quarter ending March 31, 2006, the Company is required to have at the end of each fiscal quarter and for the 12-month period then ended, a ratio of (a) EBITDA minus capital expenditures paid in cash during such period, excluding capital expenditures financed under the Senior Secured Credit Agreement, minus income taxes paid in cash during such period to (b) fixed charges including, with certain exceptions, the total of principal and interest payments during such period, of not less than 1.5:1.0. For the purpose of calculating the ratio for the fiscal quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, EBITDA and fixed charges are to be measured for the period commencing on January 1, 2006 and ending on the last day of such fiscal quarter.

          The Company is required to have, at the end of each fiscal month, a ratio of funded debt to EBITDA as of the last day of such fiscal month and for the 12-month period then ended of not more than the following:

•	2.25:1.00 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	2.25:1.00 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	2.00:1.00 for the fiscal months ending on July 31, 2006 through September 30, 2006;
•	2.00:1.00 for the fiscal months ending on October 30, 2006 through December 31, 2006;
•	2.00:1.00 for the fiscal months ending on January 31, 2007 through March 31, 2007; and
•	1.75:1.00 for each fiscal month ending thereafter.

          The Company is required to have, at the end of each fiscal month, EBITDA for the 12-month period then ended of not less than the following:

Back to Contents

•	$33,000,000 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	$33,000,000 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	$34,000,000 for the fiscal months ending on July 31, 2006 through September 30, 2006;
•	$34,000,000 for the fiscal months ending on October 30, 2006 through December 31, 2006; and
•	$35,000,000 for each fiscal month ending thereafter.

          Events of Default. Events of default under the Senior Secured Credit Agreement include, among others and subject to certain limitations, (a) the failure to make any payment of principal, interest, or fees when due and payable or to pay or reimburse GECC for any expense reimbursable under the Senior Secured Credit Agreement within ten days of demand for payment, (b) the failure to perform the covenants under the Senior Secured Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title for equipment, delivery of certain post-closing documents, and maintenance of compliance with the Senior Secured Credit Agreement’s negative covenants, (c) the failure to deliver to the lenders monthly un-audited, quarterly un-audited and annual audited financial statements, an annual operating plan, and other reports, certificates and information as required by the Senior Secured Credit Agreement, (d) the failure to perform any other provision of the Senior Secured Credit Agreement (other than those set forth in (b) above) which nonperformance remains un-remedied for 20 days or more, (e) a default or breach under any other agreement or instrument to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause indebtedness in excess of $250,000 to become due prior to its stated maturity, (f) any information in a borrowing base certificate or any representation or warranty or certificate or in any written statement report, or financial statement delivered to GECC being untrue or incorrect in any material respect, (g) a change of control, as defined, of the Company, (h) the occurrence of an event having a material adverse effect, (i) the initiation of insolvency, bankruptcy or liquidation proceedings, (j) any final judgment for the payment of money in excess of $250,000 is outstanding against the Company and is not within thirty days discharged, stayed or bonded pending appeal, (k) any material provision of or lien under any document relating to the Senior Secured Credit Agreement ceases to be valid, (l) the attachment, seizure or levy upon of the Company’s assets which continues for 30 days or more, and (m) William Jenkins ceases to serve as the Company’s chief executive officer, unless otherwise agreed by GECC. Upon the occurrence of a default, which is defined as any event that with the passage of time or notice or both would, unless waived or cured, become an event of default, or event of default, the lenders may discontinue making revolving loans and capital expenditure loans to the Company and increase the interest rate on all loans. Upon the occurrence of an event of default, the lenders may terminate the Senior Secured Credit Agreement, declare all indebtedness outstanding under the Senior Secured Credit Agreement due and payable, and exercise any of their rights under the Senior Secured Credit Agreement which includes the ability to foreclose on the Company’s assets. In the event of a bankruptcy or liquidation proceeding, all borrowings under the Senior Secured Credit Agreement are immediately due and payable.

          Second Lien Credit Agreement

          The Term Loan. On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan $25.0 million.

          Interest Rate. The annual interest rate on borrowings under the term loan is 6.0% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus a margin of 7.5%. If an event of default in the nature of a failure to make any payment of principal of, interest on or fees owing in respect to loans when due and payable or the commencement of bankruptcy proceedings involving the Company has occurred, the annual interest

Back to Contents

rate is increased by 2% and, if any other default or event of default has occurred and is continuing, GECC may elect to increase the interest rate by that amount.

          Collateral. The loan under the Second Lien Credit Agreement is collateralized by a junior lien against substantially all of the Company’s assets, subordinate to the lien under the Senior Secured Credit Agreement.

          Use of Proceeds. Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price.

          Maturity of Loan. Outstanding borrowings under the Second Lien Credit Agreement are due and payable on March 16, 2009, unless previously repaid.

          Mandatory and Voluntary Prepayments. Borrowings under the Second Lien Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering in a manner substantially identical to the mandatory repayment provisions out of a portion of the net proceeds of any sale of stock by the Company in a public offering under the terms of the Senior Secured Credit Agreement described above.

          As is described above, the Company has proposed to GECC that the Senior Secured Credit Agreement and Second Lien Credit Agreement be amended to provide that 100% of the net proceeds realized from its proposed public offering that is to be applied to the repayment of indebtedness owing to GECC be allocated to the repayment of indebtedness outstanding under the Second Lien Credit Agreement and -0-% be allocated to the repayment of indebtedness outstanding under the Senior Secured Credit Agreement.  The Company is awaiting a definitive response from GECC regarding this proposal.

          If the Company issues any shares of common stock, other than as described above in a public offering of the Company’s securities, or any debt at any time, the Company is required to prepay the loans outstanding under the Second Lien Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs.

          Any mandatory prepayments made as provided above are to be applied substantially as follows: first, to any fees then due and payable to GECC, second, to interest then due and payable on the loan and, third, to prepay the principal of the loan.

          The Company may at any time prepay all or part of the loan or capital expenditure loan, subject to the payment of certain pre-payment fees declining from 2.0% in during the first year, 1.0% during the second year, and 0.5% in the event the termination or reduction occurs during the third year of the term of the Second Lien Credit Agreement. The Company is required to use, subject to certain exceptions, the net proceeds from the sale of any assets or the stock of any subsidiary to prepay all borrowings under the facilities.

          Closing Conditions. Initial borrowings under the Second Lien Credit Agreement were subject to the fulfillment at or before the closing of closing conditions substantially identical to the conditions to be fulfilled in connection with the closing under the Senior Secured Credit Agreement described above.

          Affirmative and Negative Covenants. Under the Second Lien Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants, including financial covenants that are substantially identical to the covenants the Company is obligated to comply with under the terms of the Senior Secured Credit Agreement described above.

          Events of Default. Events of default under the Second Lien Credit Agreement are substantially identical to events of default under the Senior Secured Credit Agreement described above.

Back to Contents

          Credit Agreements - General

          There can be no assurance that the Company will be able to remain in compliance with the financial and other covenants of the Senior Secured Credit Agreement and the Second Lien Credit Agreement or be able to obtain such amendments, consents or waivers with respect to potential violations of these covenants when required. The Company’s inability to do so may result in it being placed in violation of those financial and other covenants. The Company can make no assurances that it will remain in compliance with the Company’s debt covenants or generate sufficient cash flows to service its debt and fund operations. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair its liquidity position and could result in GECC exercising mandatory prepayment options under the Senior Secured Credit Agreement and Second Lien Credit Agreement. Should the Company be unable to borrow funds under the Senior Secured Credit Agreement or Second Lien Credit Agreement if prepayment of those borrowings were required, the Company can make no assurances that alternative funding could be obtained.

          Reference is made to the Senior Secured Credit Agreement and the Second Lien Credit Agreement, filed as exhibits to the Company’s Current Report on Form 8-K for December 16, 2005 for a complete statement of the terms and conditions.

          Subordinated Secured Indebtedness - Note Extensions

          In connection with the Company entering into the GECC refinancing in November 2004, the Company agreed with the holders of its outstanding subordinated secured notes to extend the maturity date of the notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes then outstanding.  The remainder of the outstanding principal was repaid.  Concurrently with the borrowings under the Senior Secured Credit Agreement and Second Lien Credit Agreement, the maturity date of approximately $21.9 million principal amount of the Company’s outstanding subordinated secured promissory notes was extended to June 15, 2009 and $2.1 million of such subordinated secured notes, including accrued interest, was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $7.50 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date of the notes in connection with the GECC refinancing in November 2004, the Company extended the expiration date of the Company’s 6.6 million outstanding common stock purchase warrants to December 31, 2009.

          Substantially all of the Company’s assets are pledged as collateral for the indebtedness outstanding under the subordinated secured notes.  All of the debt and interest owed under the subordinated secured notes is subordinated to the Company’s Senior Secured Credit Agreement and cannot be repaid until all the amounts owed pursuant to the Senior Secured Credit Agreement and Second Lien Credit Agreement mature or have been repaid.

          Following completion of the Company’s proposed public offering, the Company does not expect to have any subordinated secured notes outstanding.

          Other Indebtedness.  In December 2004, the Company incurred indebtedness of approximately $2.3 million in connection with financing the payment of annual insurance premiums in that amount.  The indebtedness was payable in monthly installments that ended in September 2005.

Recapitalization

          In October 2005, the Company initiated a series of steps undertaken for the purpose of recapitalizing the Company through the elimination of the substantial amount of derivative securities it has outstanding, among other steps intended to be undertaken. These derivative securities include common stock purchase

Back to Contents

warrants to purchase 7,076,119 shares of the Company’s common stock and $35,019,173 of principal amount and accrued interest, as of December 31, 2005, of its outstanding convertible subordinated notes which, as of that date, are convertible at a conversion price of $7.50 per share into an aggregate of 4,669,223 shares of the Company’s common stock.

          On October 6, 2005, the Company entered into agreements with the holders of 5,269,369 of the 7,076,119 warrants outstanding to exchange those warrants for 1,756,456 shares of the Company’s common stock. Of the 5,269,369 warrants, an aggregate of 4,075,528 are held by the St. James Partnerships, and 1,193,841 were held by the Underbrink Family Entities, which include Mr. Charles E. Underbrink. Mr. Underbrink is one of the Company’s directors and is the Chairman of the general partner of SJMB, L.P. and, in October 2005, was the Chairman of the general partner of St. James Capital Partners, L.P. The exchange of warrants for shares of the Company’s common stock by the Underbrink Family Entities was completed on October 6, 2005 resulting in the issuance of 397,947 shares, and the warrants to purchase 4,075,527 shares held by the St. James Partnerships are to be repurchased in connection with the Company’s proposed public offering.  In the event the warrants to purchase 4,075,527 shares held by the St. James Partnerships have not been purchased by the Company by June 30, 2006, the warrants will be converted into 1,358,509 shares of common stock.

          On October 7, 2005, the Company commenced an offer to exchange shares of its common stock for its remaining outstanding 1,806,750 common stock purchase warrants. The Company offered to exchange one share of the Company’s common stock for each three warrants. Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The offer to exchange shares of the Company’s common stock for warrants expired on November 14, 2005, and the Company issued 503,167 shares of its common stock in exchange for 1,509,500 common stock purchase warrants.

          The agreements with the St. James Partnerships and Underbrink Family Entities provide that such persons will convert an aggregate of $20,277,374 of principal and all accrued interest (which amounted to $16,734,434 through December 31, 2005) on the Company’s outstanding convertible subordinated notes into shares of the Company’s common stock and, provided the price they are to receive is not less than $7.50 per share, sell those shares to the Company, along with the shares issued in exchange for their warrants, the shares issued on conversion of notes and accrued interest in November 2005 and an additional 501,748 shares held by SJMB, L.P., at the closing time of the Company’s proposed public offering. The purchase price paid by the Company for such shares will be the price per share it receives in the public offering less commissions and expenses of the underwriters in the offering.  In addition, under the terms of a Registration Rights Agreement, the holders of $3,041,361 principal amount and accrued interest (as of December 31, 2005) on outstanding convertible subordinated notes have the right to have included 405,515 shares issuable on conversion of the principal and interest on the notes, as well as the shares of the Company’s common stock issued in exchange for their warrants, in the registration statement relating to the Company’s proposed public offering.

          If the managing underwriter concludes that the amount of shares included in the registration statement for the account of selling stockholders must be reduced, the Company’s Recapitalization Agreements with the Underbrink Family Entities and the St. James Partnerships provide that the first shares to be cut back out of the number of shares to be sold and required to be purchased by the Company out of the net proceeds of its proposed public offering, are the shares held by the Underbrink Family Entities (including Conversion Shares, Exchange Shares and any other shares held).  If the managing underwriter is of the view that a larger cutback is to be made in the number of shares included in the proposed public offering for the account of selling stockholders, the second classification of shares to be cut back out of shares required to be purchased by the Company out of the net proceeds of the Company’s proposed public offering will be the 501,748 shares held by SJMB, L.P.  Thereafter, if the managing underwriter is of the view that a larger cutback is to be made in the number of shares included for the account of selling stockholders, the Conversion Shares, Exchange Shares and Warrants held by the St. James Partnerships to

Back to Contents

be purchased by the Company at the closing of the proposed public offering will be cut back pro rata based on the number of Conversion Shares, Exchange Shares and Warrants proposed to be sold collectively by the St. James Partnerships.  For these purposes and the pro rata calculations required, each three Warrants would be treated as the equivalent of one Exchange Share and the first of the securities to be cut back from purchase by the Company from the St. James Partnerships would be the Conversion Shares and the last to be cut back would be the Warrants.

Other Matters

          Litigation involving the St. James Partnerships, their general partners and Charles E. Underbrink

          The St. James Partnerships, their general partners and Charles E. Underbrink, who is one of the Company’s directors and a director of one of the general partners of the St. James Partnerships, were added as defendants in an amended complaint filed in March 2005 in Texas by two of the limited partners of the St. James Partnerships.  The action was originally instituted in December 2004 against the auditors of the St. James Partnerships. The plaintiffs brought the action as a class action on behalf of all the limited partners of the St. James Partnerships and are seeking class action certification.  No claim has been asserted against the Company and the Company is not a defendant in the action.  However, the complaint and the amended complaint in the action contain allegations that the Company participated with Mr. Underbrink in actions the plaintiffs allege were fraudulent and constituted securities violations. The Company has not concluded that it is probable that a claim will be asserted against it and it does not believe that if a claim is asserted that there is a reasonable possibility that the outcome would be unfavorable to the Company or that any resulting liability would be material to its financial condition.  In the Company’s view, the allegations in the complaint and amended complaint relating to it are baseless, without factual foundation and untrue.

          Recently Issued Accounting Pronouncements

          On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005.

          In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).  This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, Employer’s Accounting for Employee Stock Ownership Plans.  Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.  Certain stock awards may be considered liabilities instead of equity components under SFAS No. 123(R).

          SFAS No. 123(R) allows for two alternative transition methods.  The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123(R).  The second method is the modified retrospective application, which requires that the Company restate prior period financial statements.  The modified

Back to Contents

retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.  The Company adopted the modified prospective application method on January 1, 2006 and does not expect a material impact on its financial statements.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The adoption of Statement 151 did not have a significant effect on the Company’s financial statements.

          In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46(R) requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46(R) to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46(R). The adoption of FIN 46R had no effect on the Company’s financial statements.

          Inflation.

          The Company’s revenues have been and are expected to continue to be affected by fluctuations in the prices for natural gas and oil.  Inflation did not have a significant effect on its operations in 2005.

          Significant Accounting Policies

          The Company’s Discussion and Analysis of Financial Condition and Results of Operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Allowance for Doubtful Accounts — The Company’s allowance for doubtful accounts is maintained at an amount equal to estimated losses in its accounts receivable.  The Company continually monitors the accounts receivable from its customers for any collectability issues.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.  Provisions for bad debts and recoveries on accounts previously charged off are added to the allowance.  All accounts outstanding more than 30 days are considered past due.

          Long-Lived Assets — In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset’s carrying amount. If an impairment exists, the amount of such impairment is calculated

Back to Contents

based on projections of future discounted cash flows. These projections use a discount rate and terminal value multiple that would be customary for evaluating current natural gas and oil services company transactions.

          Goodwill and Intangible Assets —  Goodwill is stated at cost.  The Company implemented SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets.  SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month it elected to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred.  Intangible assets are stated at cost and are amortized over their estimated useful lives.  Intangible assets are subject to an assessment of potential impairment whenever events or circumstances indicate that an impairment may have occurred.

          The Company considers external factors in making its assessment. Specifically, changes in oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other natural gas and oil well services providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead its management to reassess the reliability of its goodwill and intangible assets.

          Property and Equipment — Property and equipment are carried at original cost less applicable depreciation.  Depreciation is recognized on the straight line basis over lives ranging from two to ten years.  Major renewals and improvements are capitalized and depreciated over each asset’s estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts.

          Revenue Recognition —  The Company derives revenues from performance of services and the sale of equipment.  Service revenues are recognized at the time services are performed.  The Company’s sales are not usually subject to rights of return, and historically, sales returns have not been significant. Revenue related to equipment sales is recognized when the equipment has been shipped and title and risk of loss has been passed to the customer.  Deferred revenue, net of deferred related cost of sales, is recorded as unearned revenues in the Company’s balance sheet based on the relative days completed on the job to total required.

          Income Taxes — The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates.

Off-Balance Sheet Arrangements

          The Company had no off-balance sheet arrangements as of December 31, 2004 and 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

          From time to time, the Company holds financial instruments comprised of debt securities and time deposits.  All such instruments are classified as securities available for sale.  The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes.  The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations.  The Company manages these funds accordingly.  The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the

Back to Contents

same time, seeking to achieve a favorable rate of return.  Its market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers.  The Company typically invest in investment grade securities with a term of three years or less.  The Company believes that any exposure to interest rate risk is not material.  At December 31, 2005, the Company held no investments.

          Under the Company’s Credit Agreements with GECC, it is subject to market risk exposure related to changes in the prime interest rate.  Assuming the Company’s level of borrowings from GECC at December 31, 2005 remained unchanged throughout 2006, if a 100 basis point increase in interest rates under the Credit Agreements from rates in existence at December 31, 2005 prevailed throughout the year 2006, it would increase the Company’s 2006 interest expense by approximately $552,000.  The foregoing does not give effect to any repayment of outstanding indebtedness under the Company’s Credit Agreements out of the net proceeds it may realize in its proposed public offering.

Item 8.	Financial Statements and Supplementary Data

          Financial Statements of the Company meeting the requirements of Regulation S-K are filed on the pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          There were no changes in the Company’s independent registered public accountants during the Company’s fiscal years ended December 31, 2005 and 2004.

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

Back to Contents

changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to its management, including Mr. Jenkins and Mr. Whitter, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

          No information is required to be disclosed in response to this Item 9B.

Back to Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The current and proposed members of the Company’s board of directors and the Company’s current executive officers and each of their respective ages and positions are as follows:

Name	Age	Position

William L. Jenkins	52	Chairman, President and Chief Executive Officer
Robert J. McNally	35	Director, Executive Vice President of Operations and Finance
Ron E. Whitter	44	Chief Financial Officer
Charles E. Underbrink(1)	51	Director
James H. Harrison(1)	37	Director

Proposed Directors:
Gerald M. Hage(2)	58
Robert L. Hollier(2)	63
John T. McNabb, II(2)	61

(1)	Expected to resign from the Company’s board prior to the closing of the Company’s proposed public offering.
(2)
Expected to be elected to the Company’s board prior to the closing of the Company’s proposed public offering.  The Company expects these directors to be deemed “independent directors” by the Company’s board of directors as defined under the rules of the Nasdaq Stock Market.

          Set forth below is the description of the backgrounds of the Company’s directors, executive officers and proposed directors.

          William L. Jenkins has been the Company’s Chairman, President and Chief Executive Officer since March 1989.  From 1973 until 1980, Mr. Jenkins held a variety of field engineering and training positions with Welex - A Halliburton Company, in the South and Southwest.  From 1980 until March 1989, Mr. Jenkins worked with Triad Oil & Gas, Inc., as a consultant, providing services to a number of natural gas and oil companies.  During that time, Mr. Jenkins was involved in the organization of a number of drilling and oil field service companies, including a predecessor of the Company’s, of which he served as Secretary/Treasurer until 1988.  Mr. Jenkins has over 30 years of experience in the oil field service business.

          Robert J. McNally is the Company’s Executive Vice President of Operations and Finance and has been employed by the Company and has served as a Director since January 2006.  From 1994 through 2000, Mr. McNally held a variety of field engineering, sales and marketing positions with Schlumberger Ltd.  From July of 2000 through the end of 2005, Mr. McNally was an Associate and then Vice President of Simmons & Company International, a leading energy investment bank, in its corporate finance department, primarily providing investment banking and corporate finance advisory services to oilfield service companies.  As an employee of Simmons & Company International, Mr. McNally served as the Company’s primary financial advisor from 2001 through 2005.

          Ron E. Whitter has been the Company’s Chief Financial Officer since August 1999.  Prior to joining the Company, Mr. Whitter was employed by Oil States as Divisional Controller.  From 1987 until 1993, Mr. Whitter was employed by Norfolk Energy as Financial Accounting Manager and was employed by Transco Energy from 1985 to 1987.  Mr. Whitter is a C.P.A.

          Charles E. Underbrink was elected a Director in April, 1998.  For more than the past five years, he has been employed as the Chairman of St. James Capital Corp. and SJMB, L.L.C., Houston based merchant

Back to Contents

banking firms.  From the inception of St. James Capital Corp. and SJMB, L.L.C. until March 1, 2001 he also served as the Chief Executive Officer of each.

          James H. Harrison was elected a Director in March, 2003.  He is the Chief Financial Officer of St. James Capital Corp. and SJMB, L.L.C., Houston-based merchant banking firms.  Prior to joining St. James Capital Corp. and SJMB, L.L.C. in January of 1998, he served as a manager in the Assurance division of Ernst & Young LLP, a national public accounting firm.

Proposed Directors:

          Gerald M. Hage is expected to be elected as a Director prior to the closing of the Company’s proposed public offering.  Mr. Hage has been an independent oil service consultant since 1988.  From 1994 to 1998, he served as Chief Executive Officer and Chairman of Phoenix Energy Services, a provider of maintenance, inspection and emergency services to the natural gas industry.  From 1988 to 1994, he was President and Chief Executive Officer of Total Energy Services, a drilling and production-services company.  From 1980 to 1988, Mr. Hage served as President of certain affiliates of Baker Hughes, Inc.  From 1971 to 1980, he was Vice President, Manufacturing of International Harvester.

          Robert L. Hollier is expected to be elected as a Director prior to the closing of the Company’s proposed public offering.  From February 2004 until November 2005, Mr. Hollier was a Partner and Director of Lone Star Fasteners, L.P., a manufacturer of bolting products for the energy industry.  From August 2002 through December 2005, Mr. Hollier was a Partner and Executive Director of Monosep, Inc., a provider of water process and separation technology equipment and services.  In August 1979, Mr. Hollier founded OSCA, Inc., a Gulf of Mexico region provider of pressure pumping services, completion tools and completion fluids, and served as its President and Chief Executive Officer until June 2002.  From 1970 to 1979, he served as Vice President and Chief Operating Officer of Gulf Coast Drilling Fluids, Inc.  From 1963 to 1970, he was employed by Amoco Production Company.

          John T. McNabb, II is expected to be elected as a Director prior to the closing of the Company’s proposed public offering.  Since March 1992, Mr. McNabb has served as Chairman of Growth Capital Partners, L.P., a merchant banking firm that provides financial advisory services to middle market companies throughout the United States.  And since 2001, he has served as a Principal of Southwest Mezzanine Investments, the investment affiliate of Growth Capital Partners, L.P.  Prior thereto, Mr. McNabb was a Managing Director of Bankers Trust New York Corporation and a board member of BT Southwest, Inc., the southwest U.S. merchant banking affiliate of Bankers Trust.  Mr. McNabb has also been employed by the merchant banking and corporate finance affiliates of The Prudential Insurance Company of America and by the Exploration and Production Division of Mobil Oil Corporation.

Composition of the Board After the Company’s Proposed Public Offering

          Currently, the St. James Partnerships have the authority to designate one person to serve on the Company’s board.  However, the Company and the St. James Partnerships have agreed to terminate this agreement and, prior to the closing of the Company’s proposed public offering, the Company expects to elect Messrs. Hage, Hollier and McNabb to its board to serve as independent directors.  Messrs. Underbrink and Harrison are expected to resign as directors prior to the closing of the Company’s proposed public offering.

Committees

          Audit Committee. The Company’s board of directors has appointed an audit committee consisting of Messrs. Jenkins, Underbrink and Harrison.  The Company’s audit committee, among other things, meets with the Company’s independent registered public accounting firm to review its accounting policies, internal controls and other accounting and auditing matters; approves the engagement of its independent registered public accounting firm; and reviews the engagement and fees relating to the annual audit, special audit work and non-audit services which may be recommended or required by the independent registered

Back to Contents

public accounting firm.  The Company’s securities are not currently listed on a registered national securities exchange or in an automated inter-dealer quotation system and, accordingly, it is not subject to the listing standards imposed by rules adopted under the U.S. Securities Exchange Act of 1934, as amended.

          Prior to the closing of the Company’s proposed public offering, the Company expects that the current members of its audit committee will resign from its audit committee and that its Board of Directors will appoint Messrs. Hage, Hollier and McNabb, who are expected to be elected Directors prior to the closing of the Company’s proposed public offering, to its audit committee.  Each of such persons is expected to be determined to be an “independent director” under the rules of the Nasdaq Stock Market.  The Company also intends to adopt a new audit committee charter, under which its audit committee’s responsibilities will include, among other responsibilities, (i) the appointment, compensation and oversight of the work performed by its registered public accounting firm, (ii) the adoption and assurance of compliance with a pre-approval policy with respect to services provided by its registered public accounting firm, at least annually, (iii) the review of a report by its registered public accounting firm as to relationships between the registered public accounting firm and the Company so as to assure the independence of its registered public accounting firm, (iv) the review of the annual audited and quarterly financial statements with the Company’s management and its registered public accounting firm, and (v) discuss with its registered public accounting firm their required disclosure relating to the conduct of the audit, and (vi) implementation of and compliance with the Sarbanes-Oxley Act of 2002.

          Nominating Committee.  Prior to the closing of the Company’s proposed public offering, the Company will establish a nominating committee consisting entirely of independent directors.  The Company expects the board to appoint Messrs. Hage, Hollier and McNabb to serve on this committee.  The principal duty of the nominating committee is to recommend to the board of directors proposed nominees for election to the board of directors by the stockholders at annual meetings, including an annual review as to the renominations of incumbents and proposed nominees for election by the board of directors to fill vacancies that occur between stockholder meetings.  It is intended that the Company’s board of directors will adopt prior to the closing of the Company’s proposed public offering a written charter for the nominating committee.

          Compensation Committee.  Prior to the closing of the Company’s proposed public offering, the Company will establish a compensation committee comprised entirely of independent directors.  The Company expects the board to appoint Messrs. Hage, Hollier and McNabb to serve on this committee.  The compensation committee will administer the Company’s stock plans and incentive compensation plans, including its 2000 Stock Incentive Plan, and in this capacity will make all option grants or awards to the Company’s directors and employees under such plans. In addition, the compensation committee will be responsible for making recommendations to the board of directors with respect to the compensation of its chief executive officer and its other executive officers and for establishing compensation and employee benefit policies.  It is intended that the Company’s board of directors will adopt prior to the closing of the Company’s proposed public offering a written charter for the compensation committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and beneficial owners of more than ten percent (10%) of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  To the best of the Company’s knowledge, based solely on a review of such reports as filed with the SEC, all such persons have complied with such reporting requirements during the Company’s most recent fiscal year.

Back to Contents

Code of Ethics

          The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer.  A copy of the Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation

Executive Compensation - General

          The following table sets forth the compensation paid or awarded to the Company’s President and Chief Executive Officer and each other executive officer who received compensation exceeding $100,000 during 2005 for all services rendered the Company in each of the years 2003, 2004 and 2005.

Summary Compensation Table

Name and Principal Position	Annual Compensation				Long-Term Compensation		All Other Compensation

	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	Long-Term Incentive Payouts

William L. Jenkins	2005	$350,000	$171,699	—	—	—	$1,536,604	(1)(2)
President	2004	$350,000	$147,544	—	—	—	$66,384	(1)(3)
	2003	$361,667	$73,555	—	—	—	$86,607	(1)(3)
Ron E. Whitter	2005	$135,000	—	—	—	—	$134,000	(4)(5)
Chief Financial	2004	$128,333	—	—	—	—	$9,000	(4)
Officer	2003	$102,042	$16,667	—	—	—	$9,000	(4)

(1)	Includes the premiums paid by the Company on a $1,000,000 insurance policy on the life of Mr. Jenkins which names his wife as beneficiary and owner of the policy.
(2)
Includes “change of control” (as defined in the agreement) payment of $1.5 million under the terms of Mr. Jenkins’ employment agreement, which was accrued during 2005 and is expected to be paid immediately prior to or concurrently with the closing of the Company’s proposed public offering.

(3)	Includes loans forgiven under Mr. Jenkins’ January 1, 2002 employment agreement.
(4)	Includes automobile allowance paid to Mr. Whitter.
(5)	Includes “change of control” (as defined in the agreement) payment of $125,000 under the terms of Mr. Whitter’s employment agreement.

Stock Option Exercises and Holdings at December 31, 2005

          The following table provides information with respect to the above named executive officers regarding options to purchase shares of the Company’s common stock held at December 31, 2005.  Such officers did not exercise any options during 2005.

Back to Contents

			Number of Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options At December 31, 2005 (1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable

William L. Jenkins	-0-	-0-	300,000	-0-	$1,344,000	-0-
Ron E. Whitter	-0-	-0-	40,000	-0-	$179,200	-0-

(1)	Based on the closing sales price on December 31, 2005 of $11.98.

          No options were granted to the above named executive officers during 2005.

Other Plans

          The Company has not adopted any other long-term incentive plans or defined benefit or actuarial pension plans.

Compensation of Directors

          The Company’s non-employee Directors are authorized to receive compensation in the amount of $5,000 each quarter.  In addition, its Directors are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors and committees of the Board.

          Under the Company’s 2000 Stock Incentive Plan, on the date of each annual meeting of stockholders held after January 1, 2000, each non-employee Director automatically receives an option grant for 5,000 shares on the date such person joins the Board of Directors and each individual who is to continue to serve as a non-employee Director is automatically granted a Non-Statutory Option to purchase 500 shares of the Company’s common stock, provided such individual has served as a non-employee Board member for at least six (6) months.  No options were granted during 2005 under the automatic grant provisions of the Plan because no annual meeting of stockholders was held.  Upon his election to the Board in February 2003, Mr. Harrison declined the automatic option grant of 5,000 shares.

Employment Agreements

          The Company has entered into an employment agreement with Mr. William L. Jenkins, its President and Chief Executive Officer, the term of which was extended in March 2005 and December 2005 and currently expires on April 1, 2009.  Under the agreement, Mr. Jenkins serves as President, Chief Executive Officer and a Director.  Mr. Jenkins receives a base salary of not less than $350,000 per year and was granted warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $7.50 per share.  If the Company achieves, during any calendar quarter during the period of Mr. Jenkins’ employment, a ratio of EBITDA to sales of 20% or more, Mr. Jenkins will be paid a bonus for the quarter equal to 1% of the Company’s EBITDA during the quarter.  In the event of a Change of Control, as defined, the Company agrees that the employment agreement will terminate and Mr. Jenkins will be paid a sum equal to three times the compensation paid to Mr. Jenkins during the 12 months preceding the Change of Control.  A Change of Control is defined in the agreement as any of the following occurring after January 1, 2005: any person or group of persons acquiring 20% or more of the Company’s outstanding shares of voting capital stock, the sale of more than 25% of its assets in a single or series of related transactions, a merger of the Company with any other person or firm, during any period of 12 consecutive calendar months, the individuals who were Directors at the beginning of such period (including Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) cease for any reason other than death or disability to constitute a majority of the Directors then in office, St. James Capital Corp. ceases to be the general partner, managing partner or otherwise ceases to control St. James

Back to Contents

Capital Partners, L.P. or SJMB, L.L.C. ceases to be the general partner, managing partner or otherwise ceases to control SJMB, L.P.  On December 12, 2005, St. James Capital Corp. resigned as general partner of St. James Capital Partners, L.P.  As a result, Mr. Jenkins was entitled to terminate his employment agreement and receive a payment of $1,535,388 under the change of control provisions of the employment agreement.  On December 16, 2005, Mr. Jenkins and the Company entered into an amendment to his employment agreement whereby Mr. Jenkins agreed not to terminate his employment as a result of the change of the general partner of St. James Capital Partners, L.P. in consideration of the extension of the term of his employment to April 1, 2009.  In addition, the Company agreed to pay Mr. Jenkins the $1,535,388 within three days of demand by Mr. Jenkins provided he agreed not to make such a demand prior to January 1, 2006.  It is expected that the $1,535,388 will be paid to Mr. immediately prior to the closing of the Company’s proposed public offering.

          In the event of Mr. Jenkins’ death, subject to any restrictions contained in the Company’s credit agreement with GECC, the Company agreed to repurchase the shares held by Mr. Jenkins at the fair market value of the shares and the options held by Mr. Jenkins for the difference between the fair market value and the option exercise price.  Under the agreement, the fair market value is the average of the mid-point between the bid and asked prices for its common stock for the 20 trading days preceding death.  In the event of a sale of the Company or a significant division thereof, the Company agreed to pay to Mr. Jenkins a bonus equal to 1% of the gross sale proceeds or gross value of any stock received, subject to a maximum payment of $500,000.  The employment agreement further provides that, while in the Company’s employ and thereafter, Mr. Jenkins will not divulge or use any of the Company’s confidential information and, during the term of his employment, will not engage in activities in competition with the Company.

          The Company agreed to keep in full force and effect, and Mr. Jenkins is entitled to participate in, all employee benefit plans in effect on the date of the agreement or other arrangements with at least equivalent benefits.  Mr. Jenkins is also entitled to the same benefits package as the Company’s other employees.

          On January 18, 2006, the Company entered into an employment agreement with Mr. Robert McNally, effective January 1, 2006, to serve as the Company’s Executive Vice President and a Director for an initial term expiring December 31, 2008, subject to automatic extensions thereafter for additional terms of one year unless either party shall have given notice not less than 30 days prior to such expiration that the term will not be extended.  Under the agreement, Mr. McNally receives a base salary of not less than $300,000 per year and was granted an option to purchase 150,000 shares of the Company’s common stock exercisable in three equal annual installments beginning on January 18, 2007 at an exercise price of $7.50 per share.  If the Company achieves, during any calendar quarter during the period of Mr. McNally’s employment, commencing with the quarter ending March 31, 2006, a ratio of EBITDA to sales of 20% or more, Mr. McNally will be paid a bonus for the quarter equal to 0.5% of the Company’s EBITDA during the quarter with an initial annual limitation on such payment of $200,000, subject to increase of the annual limitation at the discretion of the Company’s chief executive officer and Board of Directors.  Mr. McNally received an execution bonus of $50,000 upon execution of the agreement.

          In the event of a Change of Control, as defined in the employment agreement with Mr. McNally, or in the event either Mr. McNally or Mr. Jenkins should not be re-elected to the Company’s Board of Directors at any shareholders meeting or be required to resign pursuant to the Company’s By-laws, Mr. McNally will have the option to terminate the agreement and Mr. McNally will be paid a sum equal to three times the compensation paid to Mr. McNally during the 12 months preceding the Change of Control.  However, if a Change of Control occurs on or before December 31, 2006, Mr. McNally is to be paid $1.5 million, which amount is equal to three times the sum of Mr. McNally’s maximum salary and bonus for the year 2006.  A Change of Control is defined in the agreement as any of the following occurring after January 1, 2006: any person or group of persons acquiring 20% or more of the Company’s outstanding shares of voting capital stock, the sale of more than 25% of the Company’s assets in a single transactions or series of related transactions, a merger of the Company with any other person or firm, or during any period of 12 consecutive calendar months, the individuals who were Directors at the beginning of such period (including

Back to Contents

Directors whose election or nomination for election was approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period or whose election was so approved) cease for any reason other than death or disability commencing January 1, 2006 to constitute a majority of the Directors then in office.  A Change of Control shall not be deemed to occur as a result of the Company’s proposed public offering of the Company’s securities.

          The employment agreement with Mr. McNally further provides that, while in the Company’s employ and thereafter, Mr. McNally will not divulge or use any of the Company’s confidential information and, during the term of his employment, will not engage in activities in competition with the Company.  The Company agreed to keep in full force and effect, and Mr. McNally is entitled to participate in, all employee benefit plans in effect on the date of the agreement or other arrangements with at least equivalent benefits.  Mr. McNally is also entitled to the same benefits package as the Company’s other employees.

          The Company entered into an employment agreement effective September 1, 2004 with Mr. Ron E. Whitter, the Company’s Chief Financial Officer and an amendment thereto on March 27, 2006.  Mr. Whitter’s compensation under the agreement as amended is $235,000 per year commencing January 1, 2006.  The employment agreement included a one-time signing bonus of $25,000 in 2004.  Mr. Whitter’s compensation is to be reviewed on each anniversary date of the agreement for possible adjustments in line with the policies and practices of the Company’s managers and officers.  In addition to his salary, Mr. Whitter receives a $750 monthly car allowance, the same benefits package as the Company’s other employees, including company-paid family health coverage so long as the Company’s senior executives receive the same benefit.  The agreement restricts Mr. Whitter from being employed or associated with any person engaged in the operation of a wireline or directional drilling business in the general business area of the Company for the duration of his employment.  The agreement as amended expires on December 31, 2008.  The amendment to the employment agreement provides that subject to the closing of the Company’s proposed public offering, the Company will pay to Mr. Whitter a success bonus of $150,000.  Upon payment of the success bonus prior to September 30, 2006, a provision in the agreement whereby in the event of a Change of Control of the Company, the Company will pay Mr. Whitter $125,000 is deleted from the agreement.  Under the amendment, in the event the success bonus payment is not made on or prior to September 30, 2006, the Company’s agreement to make the success bonus payment is eliminated from the agreement and the Change of Control provisions of the agreement are modified to provide for a payment of $150,000 to Mr. Whitter upon a Change of Control.  Under the terms of the Agreement as amended, no more than one Change of Control payment is to be made to Mr. Whitter after September 30, 2006.  A Change of Control is defined under the agreement the same as under Mr. Jenkins’ agreement, except a Change of Control is also triggered if Mr. Jenkins ceases to be a Director or the Company’s Chief Executive Officer or President.  On December 12, 2005, St. James Capital Corp. resigned as general partner of St. James Capital Partners, L.P.  As a result, under the terms of the agreement prior to its amendment, Mr. Whitter received a payment of $125,000 as a consequence of the change of control provisions of the employment agreement.

          In the event of a sale of the Company or a sale of substantially all of its assets, the Company shall either (i) cause the purchaser to assume its rights and obligations under the agreement, or (ii) terminate the agreement and pay to Mr. Whitter an early termination fee equal to fifty (50%) percent of the compensation due to Mr. Whitter during the remainder of the term of the agreement.

Back to Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .

          The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2006 (a) by each person who is known by the Company to own beneficially more than five percent (5%) of the Company’s common stock, (b) by each of the Company’s Directors and named executive officers, and (c) by all Directors and executive officers as a group.  As of March 31, 2006, the Company had 2,379,464  shares of common stock outstanding.

Name and Address (1)(2)	Number of Shares Owned	Percentage of Outstanding Shares(3)

William L. Jenkins(4)	370,825	13.8%
Robert J. McNally	—	—
Ron E. Whitter(5)	40,000	1.7%
Charles E. Underbrink(6) c/o St. James Capital Corp. 4299 San Felipe Suite 120 Houston, TX 77027	8,106,670	86.4%
James H. Harrison(7) c/o St. James Capital Corp. 4299 San Felipe - Suite 120 Houston, TX 77027	7,266,750	79.5%
SJMB, L.P. (8) c/o SJMB, L.L.C., general partner 4299 San Felipe - Suite 120 Houston, Texas 77027	7,266,750	79.5%
Samuel J. Brown, IV(9) St. James Capital Partners, L.P. c/o Overcup Capital, L.L.C., general partner 12202 Overcup Houston, Texas 77024	2,072,749	46.5%
Bendover Company(10) Alan W. Mann M. Dale Jowers 1053 The Cliffs Blvd. Montgomery, TX 77356	331,424	13.9%
All Directors and Officers as a Group (5 persons)	8,517,496	87.6%

Back to Contents

(1)
This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, relating to the determination of beneficial ownership of securities.  The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o Warrior Energy Services Corporation, 100 Rosecrest Lane, Columbus, Mississippi 39701.
(3)	The percentage of outstanding shares calculation is based upon 2,379,464 shares outstanding as of March 31, 2006, except as otherwise noted.
(4)	Includes 300,000 shares issuable on exercise of options.
(5)	Includes 40,000 shares issuable on exercise of options.
(6)
Mr. Underbrink is Chairman of SJMB, L.L.C., which is the general partner of SJMB, L.P. (“SJMB”).  Includes an aggregate of 501,748 shares held directly by SJMB and 191,833 shares held directly or indirectly by Mr. Underbrink.  Also includes 3,421,502 shares issuable on conversion of notes and accrued interest through March 31, 2006 and 3,343,500 shares issuable on exercise of warrants deemed held beneficially by Mr. Underbrink because of his relationships with SJMB.  Also includes 237,574 shares issuable on conversion of notes and accrued interest through March 31, 2006 held directly or indirectly by Mr. Underbrink.  Also includes 410,514 shares and 131,880 shares issuable on conversion of notes and accrued interest through March 31, 2006 held by the Underbrink Family Entities (excluding Mr. Underbrink).

(7)
Mr. Harrison is Chief Financial Officer of SJMB, L.L.C., which is the general partner of SJMB.  Includes shares issuable to SJMB on exercise of warrants and conversion of notes and accrued interest through March 31, 2006 that may be deemed held beneficially by Mr. Harrison because of his relationships with SJMB.  Mr. Harrison disclaims beneficial ownership of such securities.  Other than the holdings of SJMB in which Mr. Harrison disclaims beneficial ownership, Mr. Harrison does not directly or indirectly own any shares.

(8)
Includes 501,748 shares held by SJMB, as well as an aggregate of 3,421,502 shares issuable to SJMB on conversion of notes and accrued interest through March 31, 2006 and 3,343,500 shares issuable to SJMB on exercise of warrants.  See “Item 13.  Certain Relationships and Related Transactions.”

(9)
The general partner of St. James Capital Partners L.P. is Overcup Capital, L.L.C. and Mr. Brown is the Manager of Overcup Capital, L.L.C.  Includes an aggregate of 1,340,721 shares of the Company’s common stock issuable to St. James Capital Partners, L.P. on conversion of notes and accrued interest through March 31, 2006 and 732,028 shares on exercise of warrants.  See “Item 13.  Certain Relationships and Related Transactions.”

(10)	The Company has relied on the information set forth in Amendment No. 3 to the Schedule 13D filed jointly by such persons on February 3, 2000.

Back to Contents

Securities Authorized for Issuance Under Equity Compensation Plans

          The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued.  See Note 15 to the Notes to Financial Statements for further information on the material terms of these plans.

          The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,880,000	$7.50	820,200
Equity compensation plans not approved by security holders	-0-		-0-
Total	1,880,000	$7.50	820,200

Item 13.	Certain Relationships and Related Transactions

          Commencing in June 1997 through February, 1999, the Company entered into a series of transactions whereby it sold to the St. James Partnerships, $19.4 million principal amount of its convertible promissory notes (“Convertible Notes”) and common stock purchase warrants (“Warrants”) to purchase an aggregate of 3,032,028 shares of its common stock for an aggregate consideration of $19.4 million.  The foregoing excludes an additional $3.0 million borrowed in June 1997 that was repaid in October 1997.  Of these Convertible Notes and Warrants, $1.0 million of Convertible Notes and Warrants to purchase 180,000 shares of common stock were subsequently transferred by one of the St. James Partnerships in October 1998 to a person not affiliated with the Company.

          In December 1999 and February 2000, the Company sold to SJMB L.P., one of the St. James Partnerships, certain other non-affiliated investors, and Mr. Underbrink, who participated with the St. James Partnerships in the transaction, an additional $7.0 million principal amount of its Convertible Notes and 2,870,000 Warrants.  The St. James Partnerships originally acquired in the transaction $750,000 principal amount of the $7.0 million of the Convertible Notes and 307,500 Warrants.  Mr. Underbrink acquired in the transaction $750,000 principal amount of Convertible Notes and 307,500 Warrants.

Back to Contents

          On various dates subsequent to February 2000, the St. James Partnerships purchased from third parties an additional $1,200,000 principal amount of Convertible Notes and 369,000 Warrants.

          Subsequent to its purchase of the Convertible Notes, on December 14, 2000, SJMB, L.P., one of the St. James Partnerships, converted $1,750,000 principal amount of a Convertible Note and $2,013,111 of accrued interest on a Convertible Note into 501,748 shares of the Company’s common stock at a conversion price of $7.50 per share.

          During the years ended December 31, 2005 and 2004, $3.5 million and $3.9 million, respectively, of interest accrued on Convertible Notes owing by the Company to the St. James Partnerships.  At December 31, 2005, the St. James Partnerships held an aggregate of $35,019,173 principal amount of and accrued interest on the Company’s Convertible Notes and 4,075,528 of the Company’s Warrants.

          The Underbrink Family Entities held as of December 31, 2005, $1,677,375 principal amount of Convertible Notes and $41,529 of accrued interest on Convertible Notes which amounts are convertible into an aggregate of 229,187 shares. On November 21, 2005, the Underbrink Family Entities converted $1,428,000 of accrued interest on Convertible Notes into 190,400 shares of the Company’s common stock at a conversion price of $7.50 per share.  During the years ended December 31, 2005 and 2004, approximately $251,606 of interest accrued each year on the Convertible Notes owing by the Company to the Underbrink Family Entities.

          In connection with and as a condition to entering into the Company’s Restated Credit Agreement with GECC in November 2004, the holders of $23.1 million principal amount of Convertible Notes, including all of the principal amount of Convertible Notes owing to the St. James Partnerships and to the Underbrink Family Entities, agreed with the Company to extend the maturity date of the Convertible Notes from December 31, 2004 to February 13 and February 14, 2008.  In addition, in connection with entering into the Restated Credit Agreement with GECC, the Company repaid approximately $942,000 principal amount of the Convertible Notes.  None of these payments were to the St. James Partnerships or to the Underbrink Family Entities.  As a condition to extending the maturity date of the notes, the Company extended to December 31, 2009 the expiration date of 6,605,119 Warrants, including the 4,075,528 Warrants held by the St. James Partnerships and 1,057,091 Warrants held by the Underbrink Family Entities.

          In September 2001, August 2004 and November 2004 an aggregate of $1,647,625 of the aggregate principal balance of Convertible Notes was repaid, leaving a remaining aggregate principal balance at December 31, 2005 of $5,352,375 on the $7.0 million of Convertible Notes issued between December 1999 and February 2000 which principal amount is convertible into an aggregate of 713,650 shares of common stock.  None of these payments were to the St. James Partnerships or to the Underbrink Family Entities.

          On October 6, 2005, in connection with a recapitalization of the Company, the Company entered into Recapitalization Agreements (the “Recapitalization Agreements”) with each of the St. James Partnerships, who held, as of December 31, 2005, an aggregate of $35,019,173 principal amount of and accrued interest on the Company’s Convertible Notes, 4,075,528 Warrants and 501,748 shares of common stock, and with the Underbrink Family Entities, who held, as of December 31, 2005, an aggregate of $1,718,904 principal amount of and accrued interest on the Company’s Convertible Notes, and 602,347 shares of the Company’s common stock.

          The Recapitalization Agreements with the St. James Partnerships and the Underbrink Family Entities provide that such entities will convert, at the conversion price of $7.50 per share, the principal of and all accrued interest on their Convertible Notes into shares of the Company’s common stock (the “Conversion Shares”) and sell to the Company those Conversion Shares at the closing of the Company’s proposed public offering. The price at which the shares are to be purchased by the Company is the price per share equal to the net price per share the Company receives in its proposed public offering, after deducting underwriting discounts and the underwriters’ expenses and fees, provided the agreement of the St. James Partnerships and the Underbrink Family Entities to sell the shares is subject to the net price per share to be

Back to Contents

received by them for each Conversion Share being not less than $7.50 per share (subject to adjustment for stock splits, divisions, reverse stock splits or share combinations). In addition the shares that the St. James Partnerships agreed to sell to the Company includes 501,748 shares of common stock held by SJMB, L.P.

          In the Recapitalization Agreement between the Company and the Underbrink Family Entities, the Underbrink Family Entities exchanged, effective October 6, 2005, their 1,193,841 Warrants for 397,948 shares of common stock (the “Exchange Shares.”)  The Underbrink Family Entities further agreed to sell to the Company at the closing of its proposed public offering their Exchange Shares at the price per share paid for one Conversion Share.

          The St. James Partnerships, as the holders of Warrants to purchase an aggregate of 4,075,528 shares of common stock, agreed to sell all their Warrants to the Company at the closing of its proposed public offering at a price for each three warrants sold equal to the price per share paid for one Conversion Share.

          Under the terms of a Registration Rights Agreement dated December 17, 1999, the holders of $3,041,361 principal amount of and accrued interest (as of December 31, 2005) on the Company’s outstanding Convertible Notes have the right, subject to certain limitations, to include in the Company’s registration statement relating to its proposed public offering the shares issuable on conversion of the principal and interest on their Convertible Notes, as well as 503,167 shares of common stock issued in exchange for the common stock purchase warrants which they exchanged in November 2005 for shares of the Company’s common stock described below.  The managing underwriter of the Company’s proposed public offering has the right, if it concludes that the amount of shares included in the offering for the account of selling stockholders must be reduced, to reduce the number of shares to be included in the registration statement for the account of the selling stockholders.

          If the managing underwriter concludes that the amount of shares included in the registration statement for the account of selling stockholders must be reduced, the Company’s Recapitalization Agreements with the Underbrink Family Entities and the St. James Partnerships provide that the first shares to be cut back out of the number of shares to be sold and required to be purchased by the Company out of the net proceeds of its proposed public offering, are the shares held by the Underbrink Family Entities (including Conversion Shares, Exchange Shares and any other shares held).  If the managing underwriter is of the view that a larger cutback is to be made in the number of shares included in the proposed public offering for the account of selling stockholders, the second classification of shares to be cut back out of shares required to be purchased by the Company out of the net proceeds of the Company’s proposed public offering will be the 501,748 shares held by SJMB, L.P.  Thereafter, if the managing underwriter is of the view that a larger cutback is to be made in the number of shares included for the account of selling stockholders, the Conversion Shares, Exchange Shares and Warrants held by the St. James Partnerships to be purchased by the Company at the closing of the proposed public offering will be cut back pro rata based on the number of Conversion Shares, Exchange Shares and Warrants proposed to be sold collectively by the St. James Partnerships.  For these purposes and the pro rata calculations required, each three Warrants would be treated as the equivalent of one Exchange Share and the first of the securities to be cut back from purchase by the Company from the St. James Partnerships would be the Conversion Shares and the last to be cut back would be the Warrants.

          On October 7, 2005, the Company commenced a tender offer directed to the holders of 1,806,750 of its outstanding Warrants seeking to exchange one share of its common stock for three Warrants.  The tender offer remained open for acceptance through November 14, 2005.  During that period, the holders tendered 1,509,500 Warrants in exchange for 503,167 shares of the Company’s common stock.  Mr. Jenkins, President and a Director of the Company, participated in the exchange and tendered 150,000 Warrants in exchange for 50,000 shares of common stock.  After expiration of the tender offer, there remained outstanding 297,250 Warrants, not including the 4,075,528 Warrants that the St. James Partnerships have agreed to sell to the Company in connection with the proposed public offering as described above.

Back to Contents

          The Company agreed in September 2001 to pay to SJMB, L.P. a fee of approximately $274,000 in consideration of SJMB, L.P. providing cash collateral of $8.2 million deposited to secure the performance of a continuing guaranty extended by SJMB, L.P. of the Company’s borrowing from its senior secured lender in 2000.  The $274,000 sum due SJMB, L.P. has not been paid and is expected to be paid at the time of the offering.

          On November 21, 2005, Mr. Underbrink converted $1,428,000 of accrued interest on the Company’s promissory notes into 190,400 shares of its common stock at a conversion price of $7.50 per share.

          Under the terms of their Recapitalization Agreements entered into with the Company, the Underbrink Family Entities and the St. James Partnerships are to receive payments out of the net proceeds realized by the Company in its proposed public offering for shares of common stock the Underbrink Family Entities and St. James Partnerships hold and will receive upon conversion of the Convertible Notes they hold at the closing of the proposed public offering.  The St. James Partnerships are also to receive payment for the Warrants they hold that are to be sold to the Company.  The amounts that the Underbrink Family Entities and the St. James Partnerships are paid for their securities will depend upon the price at which the Company’s shares are sold in the proposed public offering and the net proceeds received by the Company.  The Company’s purchase of their shares and warrants is subject to cutback under the terms of the Recapitalization Agreements as described above.  At present, the Company estimates that as a consequence of the terms of the proposed public offering expected at this time and those cutback provisions, it is unlikely that it will purchase any shares from the Underbrink Family Entities at the closing of the proposed public offering.

          Subject to completion of the Company’s proposed public offering, the St. James Partnerships are expected to receive approximately $94.6 million out of the net proceeds of the offering in connection with the repurchase by the Company of equity securities held by them, including all the Warrants they hold, and the Underbrink Family Entities are not expected to receive any of the net proceeds of the offering.

          On December 12, 2005, Overcup Capital, LLC replaced St. James Capital Corp. as general partner of St. James Capital Partners, L.P.  St. James Capital Partners, L.P. is expected to receive a total of $24.5 million from the proposed public offering as a result of the Company’s repurchase of equity securities held by it.

          In the event an underwritten public offering is not completed by June 30, 2006, the St. James Partnerships agreed to exchange their Warrants for shares of common stock at an exchange rate of three Warrants for one share of common stock.

Back to Contents

Item 14.	Principal Accountant Fees and Services

          The following sets forth fees incurred by the Company for services provided by Grant Thornton LLP for the years ended December 31, 2005 and 2004, the Company’s registered public accounting firm at those year ends:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

2005	$260,737	$280,973	$49,025	$21,725
2004	$235,498	$27,579	$14,975	$18,879

          The Company’s Board of Directors believes that the provision of the services during the two years ended December 31, 2005 is compatible with maintaining the independence of Grant Thornton LLP.  The Company’s Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to the Company by its registered public accounting firm.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.

Back to Contents

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

Exhibit	Designation

2.1
Purchase Agreement by and among Bobcat Pressure Control, Inc., Bobby Joe Cudd Company, Bobby Joe Cudd, Bill Benedick, Steve Johnston and Petro Capital I, L.P. and the Company dated as of December 16, 2005 (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated December 16, 2005).

3.1.1
Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 21, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990).

3.1.2
Certificate of Amendment to the Company’s Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 13, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-8, effective date March 21, 2001.)

3.1.3
Certificate of Amendment to the Company’s Certificate of Incorporation as filed with the Secretary of State of Delaware and effective on December 27, 2005 (incorporated by reference to Exhibit 3.1.3 of the Company’s Registration Statement on Form S-1 filed with the Commission on February 13, 2006).

3.1.4
Certificate of Ownership and Merger merging Warrior Energy Services Incorporated with and into Black Warrior Wireline Corp. (incorporated by reference to Exhibit 3.1.4 of the Company’s Registration Statement on Form S-1 filed with the Commission on February 13, 2006).

3.2	By-Laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-18, effective date December 6, 1988).

10.1
Agreement for Purchase and Sale dated June 6, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 6, 1997).

10.2
$2,000,000 Convertible Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 6, 1997).

10.3
$3,000,000 Bridge Loan Promissory Note dated June 6, 1997 issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 5 to the Company’s Current Report on Form 8-K dated June 6, 1997).

Back to Contents

10.4
Warrant dated June 6, 1997 to purchase 546,000 shares of Common Stock issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 6 to the Company’s Current Report on Form 8-K dated December 31, 1997).

10.5
Warrant dated June 6, 1997 to purchase 120,000 shares of Common Stock issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 7 to the Company’s Current Report on Form 8-K dated December 31, 1997).

10.6
Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated June 6, 1997 (incorporated by reference to Exhibit 8 to the Company’s Current Report on Form 8-K dated June 6, 1997).

10.7
Agreement for Purchase and Sale dated October 9, 1997 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 9, 1997).

10.8
$2,900,000 Convertible Promissory Note dated October 10, 1997 issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 9, 1997).

10.9
Warrant dated October 10, 1997 to purchase 725,000 shares of Common Stock issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 9, 1997).

10.10
Amendment No. 1 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated October 10, 1997 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated October 9, 1997).

10.11
Asset Purchase Agreement dated as of January 1, 1998 between Black Warrior Wireline Corp. and Phoenix Drilling Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 1998).

10.12
Agreement for Purchase and Sale dated January 23, 1998 between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 1998).

10.13
$10,000,000 Convertible Promissory Note dated January 23, 1998 issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 1998).

10.14
Warrant dated January 23, 1998 to purchase 200,000 shares of Common Stock issued to St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 23, 1998).

10.15
Amendment No. 2 to Registration Rights Agreement between Black Warrior Wireline Corp. and St. James Capital Partners, L.P. dated January 23, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s current Report on Form 8-K dated January 23, 1998).

Back to Contents

10.16
Second Amended and Restated Credit Agreement dated as of December 16, 2005 among the Company and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005).

10.17
Second Lien Credit Agreement dated as of December 16, 2005 among the Company and General Electric Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005).

10.18
Amended and Restated Employment Agreement effective as of January 1, 2002 with William L. Jenkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2005).

10.18.1
Amendment to Extended and Restated Employment Agreement dated January 1, 2002 entered into December 16, 2005 by and between the Company and William L. Jenkins (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K dated December 16, 2005).

10.19	Asset Purchase Agreement dated June 3, 2002 between Multi-Shot, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2004).

10.20
First Amendment dated June 10, 2004 to Asset Purchase Agreement between Multi-Shot, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 3, 2004).

10.21
Recapitalization Agreement dated October 6, 2005 between the Company and Charles E. Underbrink, Northgate, L.L.C., Hub, Inc., Charles E. Underbrink IRA, and the Charles E. Underbrink Irrevocable Trust dated 10/10/92 for the benefit of Piper Aurora Underbrink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2005).

10.22
Recapitalization Agreement dated October 6, 2005 between the Company and St. James Capital Partners, L.P. (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated October 6, 2005).

10.22.1	Amendment No. 1 to Recapitalization Agreement dated October 6, 2005 between the Company and St. James Capital Partners, L.P.*

10.23	Recapitalization Agreement dated October 6, 2005 between the Company and SJMB, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 6, 2005).

10.23.1	Amendment No. 1 to Recapitalization Agreement dated October 6, 2005 between the Company and SJMB, L.P.*

Back to Contents

10.24
Employment Agreement dated as of January 1, 2006 entered into on January 18, 2006 between the Company and Robert McNally (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2006.

10.25	Employment Agreement dated September 1, 2004 between the Company and Ron Whitter.*

10.25.1	Amendment to Employment Agreement dated September 1, 2004 between the Company and Ron Whitter.*

14	Code of Ethics. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

21	Subsidiaries. None.

23.1	Consent of Grant Thornton LLP*

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)*

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)*

* Filed or furnished with this Annual Report on Form 10-K

Back to Contents

WARRIOR ENERGY SERVICES CORPORATION
Financial Statements
For the Years Ended December 2005,
2004 and 2003

Back to Contents

Report of Independent Registered Public Accounting Firm

Board of Directors
Warrior Energy Services Corporation:

We have audited the accompanying balance sheets of Warrior Energy Services Corporation, formerly Black Warrior Wireline Corp., (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warrior Energy Services Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
March 29, 2006

Back to Contents

Warrior Energy Services Corporation
Balance Sheets
December 31, 2005 and 2004

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$701,031	$2,647,980
Restricted cash	214,813	—
Accounts receivable, less allowance of $973,143 and $475,449, respectively	19,998,282	8,330,618
Other receivables	215,629	216,195
Prepaid expenses	7,314	3,030,040
Other current assets	1,969,273	1,440,483

Total current assets	23,106,342	15,665,316
Property, plant and equipment, less accumulated depreciation	31,750,477	12,978,670
Other assets	3,001,036	227,828
Goodwill (Note 8)	14,040,182	1,237,416
Other intangible assets (Note 8)	29,735,923	—

Total assets	$101,633,960	$30,109,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,699,944	$2,056,832
Accrued salaries and vacation	2,926,975	840,537
Other accrued expenses	1,866,159	1,683,541
Accrued interest payable	282,337	51,789
Current maturities of long-term debt	5,168,880	4,156,770

Total current liabilities	16,944,295	8,789,469
Long-term debt, less current maturities	51,252,352	6,393,281
Non current accrued interest payable to related parties	18,150,795	17,132,739
Notes payable to related parties, net of unamortized discount	21,902,375	23,002,375
Deferred taxes	8,955,590	—

Total liabilities	117,205,407	55,317,864

Commitments and contingencies (Notes 6,9,10,11,15 and 16)	—	—
Stockholders’ deficit:
Preferred stock, $.0005 par value, 2,500,000 shares authorized, none issued at December 31, 2005 or December 31, 2004	—	—
Common stock, $.0005 par value, 35,000,000 shares authorized, 2,342,125 and 1,250,415 shares issued and outstanding December 31, 2005 and 2004, respectively	11,709	6,252
Additional paid-in capital	21,698,506	20,275,963
Accumulated deficit	(36,698,269)	(44,907,456)
Treasury stock, at cost	(583,393)	(583,393)

Total stockholders’ deficit	(15,571,447)	(23,208,634)

Total liabilities and stockholders’ deficit	$101,633,960	$30,109,230

The accompanying notes are an integral part of these financial statements.

Back to Contents

Warrior Energy Services Corporation
Statement of Operations
For the Years Ended December 31, 2005 and 2004 and 2003

	2005	2004	2003

Revenues	$73,666,923	$53,686,837	$45,756,892
Operating costs	43,494,914	34,411,488	30,460,570
Selling, general and administrative expenses	9,619,871	9,466,169	9,257,347
Depreciation and amortization	5,208,316	5,179,237	4,652,962

Income from continuing operations	15,343,822	4,629,943	1,386,013
Interest expense and amortization of debt discount (Note 6)	(4,096,317)	(4,820,769)	(5,352,129)
Net gain on sale of fixed assets	82,671	53,173	238,516
Change of control expense (Note 6)	2,705,396	—	—
Other income (expense)	(240,266)	44,581	106,156

Income (loss) from continuing operations before income taxes	8,384,514	(93,072)	(3,621,444)
Provision for income taxes	175,327	—	—

Income (loss) before discontinued operations	8,209,187	(93,072)	(3,621,444)
Discontinued operations (Note 5)
Loss from operations of discontinued directional drilling segment (including loss on disposal of $0, $1,317,481 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively)	—	(1,673,361)	(1,916,496)
Provision for income taxes	—	—	—

Net income (loss)	$8,209,187	$(1,766,433)	$(5,537,940)

Net income (loss) per share - basic:
Income(loss) before discontinued operations	$5.75	$(.07)	$(2.90)
Discontinued operations	—	(1.34)	(1.53)

Net income (loss) per share - basic	$5.75	$(1.41)	$(4.43)

Net income (loss) per share - diluted:
Income(loss) before discontinued operations	$4.41	$(.07)	$(2.90)
Discontinued operations	—	(1.34)	(1.53)

Net income (loss) per share - diluted	$4.41	$(1.41)	$(4.43)

The accompanying notes are an integral part of these financial statements.

Back to Contents

Warrior Energy Services Corporation
Statements of Stockholders’ Deficit
For the Years Ended December 31, 2005, 2004 and 2003

		Common Stock				Treasury Stock

	Loan to Shareholder	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Shares	Cost

Balance, December 31, 2002	$(144,184)	1,250,415	$6,252	$20,275,063	$(37,603,083)	462	$(583,393)
Loan to Shareholder	82,391
Net loss for the year ended December 31, 2003	—	—	—	—	(5,537,940)	—	—

Balance, December 31, 2003	(61,793)	1,250,415	6,252	20,275,963	(43,141,023)	462	(583,393)
Loan to Shareholder	61,793
Net loss for the year ended December 31, 2004	—	—	—	—	(1,766,433)	—	—

Balance, December 31, 2004	—	1,250,415	6,252	20,275,963	(44,907,456)	462	(583,393)
Shares issued upon conversion of interest	—	190,400	952	1,427,048
Shares issued upon conversion of warrants	—	901,310	4,505	(4,505)	—	—	—
Net income for the year ended December 31, 2005	—	—	—	—	8,209,187	—	—

Balance, December 31, 2005	$—	2,342,125	$11,709	$21,698,506	$(36,698,269)	462	$(583,393)

The accompanying notes are an integral part of these financial statements.

Back to Contents

Warrior Energy Services Corporation
Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$8,209,187	$(1,766,433)	$(5,537,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,038,250	6,630,847	7,608,379
Amortization	170,066	387,079	83,341
Asset impairment	—	—	3,113,968
Amortization of debt issue costs	171,711	575,691	494,548
Amortization of discount on notes payable	—	164,313	164,306
Amortization of loan to shareholder	—	61,793	82,391
Net recoveries of doubtful accounts	—	(112,652)	(257,534)
Net gain on disposition of property, plant and equipment	(82,671)	(53,173)	(243,628)
Loss on disposition of discontinued operations	—	1,317,481	—
Change in:
Accounts receivable	(4,784,088)	734,382	4,106,414
Prepaid expenses	3,022,726	(2,937,569)	(77,151)
Other current assets	(11,037)	(289,282)	(455,584)
Inventories	—	—	(270,292)
Other assets	341,394	(107,752)	(172,125)
Accounts payable and accrued liabilities	5,407,334	(1,042,631)	1,954,318

Cash provided by operating activities	17,482,872	3,562,094	10,593,411

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(8,258,043)	(7,472,757)	(3,089,588)
Purchase of Bobcat Pressure Control, Inc., net of cash acquired	(53,208,735)	—	—
Change in restricted cash	(214,813)	961,551	(961,551)
Proceeds from sale of property, plant and equipment	165,062	371,172	684,499
Proceeds from sale of discontinued operations	—	10,349,862	—

Cash provided by (used in) investing activities	(61,516,529)	4,209,828	(3,366,640)

Cash flows from financing activities:
Proceeds from bank and other borrowings	55,961,399	13,620,025	5,434,046
Principal payments on long-term debt, notes payable and capital lease obligations	(11,623,904)	(19,866,741)	(7,215,600)
Proceeds (payments) from (on) working revolver, net	214,813	(3,159,929)	(3,124,596)
Debt issue costs	(2,465,600)	(378,327)	(48,457)

Cash provided by (used in) financing activities	42,086,708	(9,784,972)	(4,954,607)

Net increase (decrease) in cash and cash equivalents	(1,946,949)	(2,013,050)	2,272,164
Cash and cash equivalents, beginning of year	2,647,980	4,661,039	2,388,866

Cash and cash equivalents, end of year	$701,031	$2,647,980	$4,661,030

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,847,376	$2,303,791	$1,644,893

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

Warrior Energy Services Corporation
Statements of Cash Flows, Continued
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Supplemental schedule of noncash investing and financing activities:
Acquisition of property, plant and equipment financed under capital leases and notes payable	$55,961,399	$840,921	$3,259,382
Shares issued upon conversion of interest	$1,428,000	$—	$—
Shares issued upon conversion of warrants	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 1 - General Information

Warrior Energy Services Corporation (the “Company” and formerly known as Black Warrior Wireline Corp.) is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies.  The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plug and abandonment services.  The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services.  All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.  The Company’s operations are concentrated in the major onshore and offshore natural gas and oil producing areas of the U.S., including offshore in the Gulf of Mexico and onshore in Alabama, Arkansas, Colorado, Louisiana, Mississippi, New Mexico,  Oklahoma, Texas, Utah, and Wyoming.  The Company focuses on providing high quality equipment and services in difficult environments, such as high pressure and high temperature wells, and difficult pipe recovery operations.  The majority of the Company’s revenues are related to natural gas drilling and workover activity.

On December 16, 2005, the Company acquired 100% of the outstanding equity securities of Bobcat Pressure Control, Inc. (“Bobcat”). The purchase price was approximately $51.5 million in cash plus $1.7 million in acquisition costs.  See Note 2 for more detail of the acquisition.

On December 27, 2005, the Company completed a one-for-ten reverse stock split.  All per share numbers in this report have been adjusted to reflect this split.

Note 2 – Acquisition of Bobcat

On December 16, 2005, the Company acquired 100% of the outstanding equity securities of Bobcat.  The purchase price was approximately $51.5 million in cash plus $1.7 million in acquisition costs.  The acquisition has been accounted for as a purchase, and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition.  The operating results arising from the acquisition of Bobcat are included in the Company’s statement of operations from the acquisition date.

The following table summarizes the estimated fair values of certain assets acquired and liabilities assumed at the date of acquisition (December 16, 2005):

(000’s)

Current assets	$6,513
Property, plant and equipment	15,569
Other assets	671
Goodwill	12,803
Intangible assets	29,841

Total assets acquired	65,397
Current liabilities	(2,999)
Deferred taxes	(8,956)
Long-term debt	(233)

$53,209

Intangible assets of $29.8 million are comprised of customer relationships of $25.4 million, non-compete agreements of $2.6 million, and trademarks and manufacturing technical expertise of $1.8 million.  All of the intangible assets other than the customer relationships and non-compete agreements have indefinite useful lives.  The Company has established an estimated useful life of fifteen years for the customer relationships and three years for the non-compete agreements.  The intangible assets with indefinite useful lives are subject to an annual test of impairment as mandated by SFAS No. 142.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess cost of  $12.8 million is recorded as goodwill and is subject to an annual test of impairment as mandated by SFAS No. 142.  The Company has contingencies related to a long-term service contract which could impact the purchase price allocation; however, management believes that the ultimate resolution of these contingencies will not have a material impact on the financial statements.

The following pro forma statements of operations for the years ended December 31, 2005 and 2004 and assumes the Bobcat acquisition as of the beginning of the period (in thousands, except per share data):

WARRIOR ENERGY SERVICES CORPORATION
Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2005
(in thousands, except per share data)

	Warrior Energy as reported	Bobcat Prior to Acquisition	Pro Forma Adjustments		Combined

Revenues	$73,667	$28,653			$102,320
Operating costs	43,495	13,235			56,730
Selling, general and administrative expenses	9,620	4,324			13,944
Depreciation and amortization	5,208	1,508	2,558	(1)	9,274

Income from operations	15,344	9,586			22,372
Interest expense	4,096	439	5,546	(2)	9,642
			(439	)(3)
Net gain (loss) on sale of fixed assets	82	(78)			4
Change of control expense	2,705	—			2,705
Other income (expense)	(241)	(5)			(246)

Income from operations before income taxes	8,384	9,064			9,783
Provision for income taxes	175	3,399	(3,373	)(4)	196

Net income	$8,209	$5,665			$9,587

Net income per share - basic	$5.75				$6.71

Net income per share - diluted	$4.41				$4.93

(1)	To reflect additional depreciation and amortization related to purchase price allocation.
(2)	To adjust interest expense to reflect borrowings to fund the Bobcat acquisition at the beginning of the period.
(3)	To reflect payoff the Bobcat debt at the beginning of the period and elimination of the Bobcat interest expense.
(4)	To reflect utilization of currently available net operating losses against pro forma combined taxable income and applies an alternative minimum tax to the combined pro forma earnings.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

WARRIOR ENERGY SERVICES CORPORATION
Pro Forma Combined Statement of Operations
Year Ended December 31, 2004
(in thousands, except per share data)

	Warrior Energy as reported	Historical Bobcat	Pro Forma Adjustments		Combined

Revenues	$53,687	$16,224			$69,911
Operating costs	34,412	7,297			41,709
Selling, general and administrative expenses	9,466	3,024			12,490
Depreciation and amortization	5,179	1,010	2,558	(1)	8,747

Gain (loss) from continuing operations	4,630	4,893			6,965
Interest expense	4,821	606	4,651	(2)	9,472
			(606	)(3)
Net gain on sale of fixed assets	53	(25)			28
Other income (loss)	45	(13)			32

Income (loss) from continuing operations before income taxes	(93)	4,249			(2,447)
Provision for income taxes	—	1,611	(1,611	)(4)	—

Income (loss) before discontinued operations	(93)	2,638			(2,447)
Discontinued operations
Income (loss) from operations of discontinued directional drilling segment	(1,673)	—			(1,673)
Provision for income taxes	—	—

Net income (loss)	$(1,766)	$2,638			$(4,120)

Net income (loss) per share - basic and diluted:
Income (loss) before discontinued operations	$(.07)				$(1.96)
Discontinued operations	(1.34)				(1.34)

Net income (loss) per share - basic and diluted	$(1.41)				$(3.30)

(1)	To reflect additional depreciation and amortization related to purchase price allocation.
(2)	To adjust interest expense to reflect borrowings to fund the Bobcat acquisition at the beginning of the period.
(3)	To reflect payoff the Bobcat debt at the beginning of the period and elimination of the Bobcat interest expense.
(4)	To reflect elimination of Bobcat tax provision for combined pretax loss.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 3 – Liquidity

While the Company reported net income of approximately $8,209,000 for the year ended December 31, 2005, it also reported a net loss for the years ended December 31, 2004 and 2003 of approximately ($1,770,000) and ($5,550,000), respectively.  Cash flows provided by operations were approximately $17,500,000, $3,500,000 and $10,600,000 for the years ended December 31 2005, 2004, and 2003, respectively.  The Company is highly leveraged.  The Company’s outstanding indebtedness includes primarily senior indebtedness aggregating approximately $55.2 million at December 31, 2005, other indebtedness of approximately $1.2 million and approximately $40.1 million (including approximately $18.2 million of accrued interest) owing to SJMB, L.P. (“SJMB”),St. James Capital Partners, L.P. (“SJCP”) and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively “St. James”) and directors, who are related parties. The Company’s debt and accrued interest owed to St. James and the related parties is convertible into common stock and is subordinate to the Company’s indebtedness outstanding under the Second Amended and Restated Credit Agreement with General Electric Capital Corp. (“GECC”) (the “Senior Secured Credit Agreement”) and the Second Lien Credit Agreement with GECC (the “Second Lien Credit Agreement”) (see Note 9).  In addition, no repayments of the related party debt or accrued interest can be made until the Second and Amended and Restated Credit Agreement is completely extinguished. The Company was allowed to repay $1.1 million of the subordinated debt in connection with the consummation of the Senior Secured Credit Agreement with GECC as described below.

Senior Secured Credit Agreement

On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with GECC, providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

•	a revolving credit facility of up to $15.0 million, but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and

•
a one-year capital expenditure loan facility of up to $5.0 million, but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

Initial borrowings under the Senior Secured Credit Agreement advanced on December 16, 2005 were $1.3 million borrowed under the revolving loan and $30.0 million under the term loan. No borrowings were made under the capital expenditure loan facility. The proceeds of the term loan were used to pay a portion of the Bobcat acquisition purchase price, related fees and expenses and repayment of substantially all Bobcat indebtedness, and approximately $2.1 million was placed in escrow for the repayment of principal and accrued interest on subordinated secured indebtedness and approximately $2.8 million was used for general corporate purposes.  The outstanding balance of approximately $6.3 million under the Company’s previous credit agreement with GECC was paid out of the Company’s existing cash.

Second Lien Credit Agreement

On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan $25.0 million.

Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Subordinated Secured Indebtedness - Note Extensions

In connection with the Company entering into the GECC refinancing in November 2004, the Company agreed with the holders of its outstanding subordinated secured notes to extend the maturity date of the notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes then outstanding.  The remainder of the outstanding principal was repaid.  Concurrently with the borrowings under the Senior Secured Credit Agreement and Second Lien Credit Agreement, the maturity date of approximately $21.9 million principal amount of the Company’s outstanding subordinated secured promissory notes was extended to June 15, 2009 and $2.1 million of such subordinated secured notes, including accrued interest, was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $7.50 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date of the notes in connection with the GECC refinancing in November 2004, the Company extended the expiration date of its 6.6 million outstanding common stock purchase warrants to December 31, 2009.

Substantially all of the Company’s assets are pledged as collateral for the indebtedness outstanding under the subordinated secured notes.  All of the debt and interest owed under the subordinated secured notes is subordinated to the Company’s Senior Secured Credit Agreement and cannot be repaid until all the amounts owed pursuant to the Senior Secured Credit Agreement and Second Lien Credit Agreement mature or have been repaid.

Strong and stable market conditions and the Company’s ability to meet intense competitive pressures are essential to the Company’s maintaining a positive liquidity position and meeting debt covenant requirements.  Decreases in market conditions or failure to mitigate competitive pressures could result in non-compliance with its debt covenants and the triggering of the prepayment clauses of the Company’s debt.  The Company believes that if market conditions remain stable during 2006, the Company will be able to generate sufficient cash flow to meet its working capital needs and comply with its debt covenants until the maturity of its Senior Credit Facility on September 14, 2007.  If market conditions decline significantly, the Company may be required to obtain additional amendments to its Senior Credit Facility, or obtain capital through equity contributions or financing, including a possible merger or sale of assets, or other business combination.

Proposed Public Offering

On February 13, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-l under the Securities Act of 1933, as amended, for the sale of up to $185.2 million of shares of common stock by the Company and certain selling securityholders.  The Company intends to use the proceeds it receives from its proposed public offering to simplify its capital structure by eliminating outstanding derivative securities and to reduce debt. .In connection with that offering, the Company filed an application to list its common stock on the Nasdaq National Market under the trading symbol WARR.

Recapitalization

In October 2005, the Company initiated a series of steps undertaken for the purpose of recapitalizing the Company through the elimination of the substantial amount of derivative securities it has outstanding, among other steps intended to be undertaken. These derivative securities include common stock purchase warrants to purchase 7,076,119 shares of the Company’s common stock and $35,019,173 of principal amount and accrued interest, as of December 31, 2005, of its outstanding convertible subordinated notes which, as of that date, are convertible at a conversion price of $7.50 per share into an aggregate of 4,669,223 shares of the Company’s common stock.

On October 6, 2005, the Company entered into agreements with the holders of 5,269,369 of 7,076,119 warrants outstanding to exchange those warrants for 1,756,456 shares of the Company’s common stock. Of the 5,269,369 warrants, an aggregate of 4,075,528 are held by St. James Capital Partners, L.P. and SJMB, L.P. (“the St. James Partnerships”), and 1,193,841 were held by Charles E. Underbrink and family members and affiliated entities (“the Underbrink Family Entities”), which include Mr. Charles E. Underbrink. Mr. Underbrink is one of the Company’s

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

directors and is the Chairman of the general partner of SJMB, L.P. and, in October 2005, was the Chairman of the general partner of St. James Capital Partners, L.P. The exchange of warrants for shares of the Company’s common stock by the Underbrink Family Entities was completed on October 6, 2005, resulting in the issuance of 397,947 shares of common stock, and the warrants to purchase 4,075,527 shares held by the St. James Partnerships are to be repurchased in connection with the Company’s proposed public offering.  If the warrants to purchase 4,075,527 shares held by the St. James Partnerships have not been purchased by the Company by June 30, 2006, they will be converted into 1,358,509 shares of common stock.

On October 7, 2005, the Company commenced an offer to exchange shares of its common stock for its remaining outstanding 1,806,750 common stock purchase warrants. The Company offered to exchange one share of its common stock for each three warrants. Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The offer to exchange shares of the Company’s common stock for warrants expired on November 14, 2005, and the Company issued 503,167 shares of its common stock in exchange for 1,509,500 common stock purchase warrants.  Warrants to purchase 297,250 shares of common stock remain outstanding.

The agreements with the St. James Partnerships and Underbrink Family Entities provide that such persons will convert an aggregate of $20,277,374 of principal and all related accrued interest (which amounted to $16,734,434 through December 31, 2005, after conversion of $1,428,000 of interest in November 2005) on the Company’s outstanding convertible subordinated notes into shares of its common stock and, provided the price they are to receive is not less than $7.50 per share, sell those shares to the Company, along with the shares issued in exchange for their warrants, the shares issued on conversion of accrued interest in November 2005 and an additional 501,748 shares held by SJMB, L.P., at the closing time of the Company’s proposed public offering described above. The purchase price paid by the Company for such shares will be the price per share it receives in the public offering less commissions and expenses of the underwriters in the offering.  In addition, under the terms of a Registration Rights Agreement, the holders of $3,041,361 principal amount and accrued interest (as of December 31, 2005) on outstanding convertible subordinated notes have the right to have included 405,515 shares issuable on conversion of the principal and interest on the notes, as well as the shares of the Company’s common stock issued in exchange for their warrants, in the registration statement relating to the Company’s proposed public offering.

Note 4 - Significant Accounting Policies

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company had at December 31, 2005 and 2004 approximately $600,000 and $2.5 million, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation insured limits.

Restricted Cash - Restricted cash refers to the cash receipts from customer sales that are allocated to the repayment of the revolving line of credit; therefore, these funds are not available to the Company for general corporate use.  At December 31, 2005 the Company had a balance owed on its revolving line of credit of approximately $215,000 which is reflected as Restricted cash on the balance sheet.

Accounts Receivable - Included in accounts receivable are recoverable costs and related profits not billed, which consist primarily of revenue recognized on contracts for which billings had not been presented to the contract owners.  There are no unbilled amounts in accounts receivable at December 31, 2005 and 2004.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at an amount equal to estimated losses in the Company’s accounts receivable.  Management of the Company continually monitors the accounts receivable from its customers for any collectability issues.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.  Provisions for bad debts and recoveries on accounts previously charged-off are added to the allowance.  All accounts outstanding more than 30 days are considered past due.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of maintenance and repairs is charged to expense when incurred; the cost of betterments is capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. At December 31, 2005 and 2004, significantly all of the property, plant and equipment has been pledged as collateral for the Company’s borrowings (see Note 9).

Goodwill and Intangible Assets - Goodwill is stated at cost.  The Company implemented Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets on January 1, 2002 and ceased amortization of goodwill and indefinite-lived intangible assets.  SFAS No. 142 requires an assessment of potential impairment upon adoption and annually thereafter in the month it elected to perform its analysis or more frequently if events or circumstances indicate that an impairment may have occurred.  Intangible assets are stated at cost and are amortized over their estimated useful lives.  The Company’s intangible assets are amortized over a period ranging from three to fifteen years.  Intangible assets are subject to an assessment of potential impairment whenever events or circumstances indicate that an impairment may have occurred.

The Company considers external factors in making its assessment. Specifically, changes in natural gas and oil prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other natural gas and oil well services providers, the ability to employ and maintain a skilled workforce, and other pertinent factors are among the factors that could lead management to reassess the reliability of its intangible assets.

Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows over the life of the assets are less than the asset’s carrying amount. If an impairment exists, the amount of such impairment is calculated based on projections of future discounted cash flows. These projections use a discount rate and terminal value multiple that would be customary for evaluating current natural gas and oil service company transactions.

The Company considers external factors in making its assessment. Specifically, changes in oil and natural gas prices and other economic conditions surrounding the industry, consolidation within the industry, competition from other natural gas and oil well service providers, the ability to employ and maintain a skilled workforce and other pertinent factors are among the items that could lead management to reassess the realizability and/or amortization periods of its long-lived assets.

During 2003, management evaluated the recoverability of the Company’s long-lived assets in relation to its business segments.  The analysis was performed using the proposed sale prices for the Company’s directional drilling segment which was sold in August 2004.  As a result of this analysis an impairment was indicated for which the Company reduced the carrying amount of property, plant and equipment for its former directional drilling segment and recognized an impairment expense of $1.4 million.

Revolving Credit Facility - The Company’s Senior Secured Credit Agreement requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.  This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires the classification of outstanding borrowings under the revolving credit facility as a current liability.  Cash which has been deposited into the lock-box but which has not yet been applied against the revolving credit facility is classified as restricted cash on the Balance Sheet.

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

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Stock-Based Compensation - At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 15.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Year ended December 31,

	2005	2004	2003

Net income (loss), as reported	$8,209,187	$(1,766,433)	$(5,537,940)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	71,394	564,607	423,110

Pro forma net income (loss)	$8,280,581	$(1,201,826)	$(5,114,830)

Income (loss) per share:
Basic - as reported	$5.75	$(4.43)	$(6.06)

Basic - pro forma	$5.80	$(4.09)	$(6.22)

Diluted - as reported	$4.41	$(4.43)	$(6.06)

Diluted - pro forma	$4.44	$(4.09)	$(6.22)

(1)	Reduction of stock-based compensation expense due to forfeitures exceeding the expense of newly vesting awards.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition - The Company derives revenues from performance of services and the sale of equipment.  Service revenues are recognized at the time services are performed.  The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant.  Revenue related to equipment sales is recognized when the equipment has been shipped and title and risk of loss have passed to the customer.  Deferred revenue, net of related deferred cost of sales, is recorded as unearned revenues in Deferred Revenue in the accompanying balance sheets based on the relative days completed on the job to total required.

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

Segment Reporting - The Company reports its business segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

selected information about operating segments in interim financial reports.  Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.  The financial information required includes a measure of segment profit or loss, certain specific revenue and expense items, segment assets and a reconciliation of each category to the general financial statements.  The descriptive information required includes the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the general purpose financial statements and changes in the measurement of segment amounts from period to period (see Note 19).

Recent Accounting Pronouncements – On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).  This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, Employer’s Accounting for Employee Stock Ownership Plans.  Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.  Certain stock awards may be considered liabilities instead of equity components under SFAS No. 123(R).

SFAS No. 123(R) allows for two alternative transition methods.  The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123(R).  The second method is the modified retrospective application, which requires that the Company restates prior period financial statements.  The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement.  The Company adopted the modified prospective application method on January 1, 2006 and does not expect a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46(R) are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either: the equity investors (if any) do not have a controlling financial interest; or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46(R) requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The interpretation requires public entities to apply FIN 46(R) to all entities that are considered Special Purpose Entities in practice and under the FASB literature that was applied before the issuance of FIN 46(R). The adoption of FIN 46(R) had no effect on the Company’s financial statements.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 5 - Discontinued Operations

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

In February 2005, the Company entered into a Compromise Agreement with the buyer resolving certain matters that had arisen under the Asset Purchase Agreement subsequent to the closing.  Among the matters resolved were the determination of the final purchase price adjustment under the asset purchase agreement and resolution of the capital expenditure note issued by the buyer at the closing.  Pursuant to the Compromise Agreement, the Company paid to the buyer $940,000, and the principal amount of the buyer’s capital expenditure note, which was increased to approximately $168,000, was deemed paid.  Among other things, the Company’s payment reflected a compromise with respect to any and all claims of the buyer with respect to accounts receivable and also reflected a compromise with respect to the final purchase price adjustment.  In addition, the Company’s representations warranties and covenants in the Asset Purchase Agreement as to the Multi-Shot Business relating to inventory, net working capital, purchase price adjustments, financial statements, accounts receivable, condition of assets (other than real property and leased real property) were agreed not to survive the execution of the Compromise Agreement.  Otherwise, the representations warranties and covenants survive the closing under the Asset Purchase Agreement to the extent provided in the agreement.

Out of the net cash proceeds from the sale of the Multi-Shot Business, approximately $9.6 million was applied to the reduction of indebtedness owing to the Company’s senior secured creditor.

Note 6 - Related Party Transactions

Change of control expense of $2.7 million was recognized in 2005 as a result of a change in the general partner of St. James Capital Corp. which, under the terms of certain key employee contracts, required payments to be made to those employees.

The Company has executed notes payable to SJMB and SJCP.   The chairman and an employee of SJMB, L.L.C., the general partner of SJMB, both serve on the Company’s Board of Directors.  At December 31, 2005 and 2004, notes due to SJMB, SJCP and other related parties totaled $21,902,375 and $24,566,882, respectively.  The notes bear interest at 15%.  Interest expense associated with these notes was as follows:

	2005	2004	2003

Interest expense	$3,461,000	$3,723,000	$3,849,000
Accrued interest	$18,151,000	$17,133,000	$14,534,000

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

In September 2001, the Company agreed to pay to SJMB a fee of approximately $274,000 in consideration of SJMB providing cash collateral of $8.2 million deposited to secure the performance of the continuing guaranty extended by SJMB of the Company’s former financing arrangement with Coast Business Credit (“Coast”), a financial institution.  In addition, SJMB, L.L.C., the general partner of SJMB, received a fee in September 2001 of $200,000 for services provided by SJMB, L.L.C. in connection with the Company entering into a credit facility from GECC in September 2001 (see Note 9).  Under the terms of the Company’s Senior Secured Credit Agreement, the Company is restricted from paying any further sums to either SJMB or SJMB, L.L.C. until GECC is repaid in full except that a fee of $274,000 can be paid to SJMB on the date the Company completes its first offering of stock after December 16, 2005.   The $274,000 fee due to SJMB has not yet been paid and is included in non-current liabilities at December 31, 2005.

In February 2001, the Company issued to a Director of the Company and SJCP five-year warrants to purchase 70,000 and 40,000 shares, respectively, of the Company’s Common Stock at exercise prices of $7.50 per share.  The warrants were issued in consideration of guarantees extended to Coast by the Director and SJCP in connection with the Company’s borrowings from Coast in 2000.

In connection with the five year employment agreement effective January 1, 2002 entered into with Mr. Jenkins to remain as the Company’s President and Chief Executive Officer, the Company agreed to loan Mr. Jenkins $190,000, bearing interest at the applicable federal rate, to be repaid at the rate of one-third of the principal, plus accrued interest on October 1 of each of the years 2002, 2003 and 2004.  If Mr. Jenkins remained employed by the Company on September 30 preceding the date annual principal and interest is due on the loan, the sum due and owing the following day is forgiven.  In the event of a Change of Control, as defined, the death or permanent disability of Mr. Jenkins or in the event his employment is terminated without cause, the entire amount owing by Mr. Jenkins was to be forgiven.  The Company amortized the loan balance as compensation cost over the life of the loan.  Compensation expense related to the loan for the years ended December 31, 2004 and 2003 was approximately $62,000 and $82,000, respectively.  At December 31, 2004, the loan had been fully amortized and the balance of the loan was $0.

See Notes 9 and 11 for financing arrangements and common stock transactions with related parties.

Note 7 - Property, Plant and Equipment

Property, plant and equipment include the following at December 31, 2005 and 2004:
	2005	2004

Land and building	$157,250	$156,250
Vehicles	21,171,140	15,842,461
Operating equipment	44,576,507	23,974,824
Office equipment	1,680,172	1,005,591

	67,585,069	40,979,126
Less: accumulated depreciation	35,834,592	28,000,456

Net property, plant and equipment	$31,750,477	$12,978,670

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $5,038,250, $6,630,847 and $7,608,383, respectively.

Reference is made to Note 5 for discussion of the sale of the Company’s directional drilling business.

Note 8 - Goodwill and Intangible Assets

On December 16, 2005, the Company acquired 100% of the outstanding equity securities of Bobcat.  The purchase price was approximately $51.5 million in cash plus $1.7 million in acquisition costs.  The acquisition has been

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

accounted for as a purchase, and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition.  The operating results arising from the acquisition of Bobcat since December 16, 2005 are included in the Company’s statement of operations.

The purchase price for Bobcat was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess cost of $12.8 million is recorded as goodwill and is subject to an annual test of impairment as mandated by SFAS No. 142.

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

Changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended December 31, 2005 and 2004 were as follows:
	Goodwill	Intangible assets	Accumulated amortization

Balance at December 31, 2002	$1,237,416	$—	$—

Balance at December 31, 2003	1,237,416	—	—

Balance at December 31, 2004	1,237,416	—	—
Acquisition of Bobcat
Trademarks, trade names	—	1,224,949	—
Non-compete agreements	—	2,588,988	35,466
Customer relationships	—	25,422,556	69,651
Manufacturing technical expertise	—	604,547	—
Excess cost over fair value of net assets and related deferred taxes	12,802,766	—	—

Balance at December 31, 2005	$14,040,182	$29,841,040	$105,117

The following table summarizes the estimated amortization of the intangible assets for the next five years:

Estimated amortization expense:
For the year ended December 31, 2006	$2,557,833
For the year ended December 31, 2007	$2,557,833
For the year ended December 31, 2008	$2,522,367
For the year ended December 31, 2009	$1,694,837
For the year ended December 31, 2010	$1,694,837

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 9 - Long-Term Debt and Other Financing Arrangements

At December 31, 2005 and 2004, long-term debt and other financing arrangements consisted of the following:

	2005	2004

Installment notes payable, monthly payments required in varying amounts through July 2007, interest at rates ranging from 2.90% to 7.17%.	$1,206,419	$2,683,384
Notes payable to General Electric Capital Corporation, quarterly payments of $1,071,429 through December 2008 with final installment of $17,142,852 due in January 2009, interest at prime plus 2.25% (9.50% at December 31, 2005).	30,000,000	7,866,667
Notes payable to General Electric Capital Corporation due in total in March 2009, interest at prime plus 6.00% (13.25% at December 31, 2005).	25,000,000	—
Revolving line of credit to General Electric Capital Corporation, interest at prime plus 0.75% (8.00% at December 31, 2005).	214,813	—

Less:	56,421,232	10,550,051

Current portion of long-term debt (see below)	5,168,880	4,156,770

Long-term debt, less current maturities	$51,252,352	$6,393,281

Notes payable to related parties consist of the following at December 31, 2005 and 2004:

	2005	2004

Convertible notes payable to SJCP, principal and interest due in June 2009, interest at 15%. Convertible at $7.50 per share at any time up to 30 business days following maturity	$4,900,000	$4,900,000
Convertible note payable to SJMB, principal and interest due in June 2009, interest at 15%. Convertible at $7.50 per share at any time up to 30 business days following maturity	13,700,000	13,700,000
Convertible note payable to Falcon Seaboard, principal and interest due in February 2008, interest at 15% Repaid in December 2005.	—	1,000,000
15% convertible notes payable to affiliates of SJMB and certain employees, principal and interest originally due January 2001, extended to June 2009. Convertible at $7.50 per share at anytime up to 30 business days following maturity	3,302,375	3,402,375

Less:	21,902,375	23,002,375
Current portion of notes payable to related parties (see below)	—	—
Total long-term notes payable to related parties	$21,902,375	$23,002,375

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with GECC, providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

•	a revolving credit facility of up to $15.0 million, but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and

•
a one-year capital expenditure loan facility of up to $5.0 million, but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

Eligible accounts receivable are accounts in which we have an interest excluding, among other items and, subject to certain exceptions, debtors’ accounts outstanding that are not paid within the earlier of 60 days past the due date or 90 days following the original invoice date, accounts of debtors that have suspended business or commenced various insolvency proceedings and accounts to the extent the account exceeds the credit limit established by GECC in its reasonable credit judgment. GECC has the right to establish, modify and eliminate reserves against eligible accounts receivable from time to time in its reasonable judgment.

GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on December 16, 2006, unless earlier terminated under the terms of the Senior Secured Credit Agreement.

Interest Rates. Initially, as of the closing, the annual interest rate on borrowings under the revolving loan facility is 0.75% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facility is 2.25% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. The interest rate margin above the index rate may be adjusted from time to time on a quarterly basis based on the Company’s ratio of its funded debt to EBITDA for the trailing twelve months prior to the determination. Subject to the absence of an event of default and fulfillment of certain other conditions, we can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins of 2.25% on the revolving loan and 3.75% on the term loan and capital expenditure loan. If an event of default in the nature of a failure to make any payment of principal, interest on or fees owing in respect to loans when due and payable or the commencement of bankruptcy proceedings involving us has occurred, the annual interest rate is increased by 2% and, if any other default or event of default has occurred and is continuing, GECC may elect to increase the interest rate by that amount.

Collateral. Advances under the Senior Secured Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.

Use of Proceeds. Initial borrowings under the Senior Secured Credit Agreement advanced on December 16, 2005 were $1.3 million borrowed under the revolving loan and $30.0 million under the term loan. No borrowings were made under the capital expenditure loan facility. The proceeds of the term loan were used to pay a portion of the Bobcat acquisition purchase price, related fees and expenses and repayment of substantially all Bobcat indebtedness, and approximately $2.1 million was placed in escrow for the repayment of principal and accrued interest on subordinated secured indebtedness and approximately $2.8 million was used for general corporate purposes.  The outstanding balance of approximately $6.3 million under the Company’s previous credit agreement with GECC was paid out of the Company’s existing cash.

Maturity of Loans. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to our continuing compliance with the terms of the agreement.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Any amounts outstanding under the revolving loan are due and payable on December 16, 2008. The term loan is to be repaid in 12 consecutive quarterly installments of $1.1 million commencing January 1, 2006 with a final installment of $16.8 million due and payable on January 1, 2009. The capital expenditure loan is to be repaid in eight consecutive quarterly installments with each quarterly installment equal to 1/20th of the borrowings funded prior to the expiration of the one-year term of the facility and with a final installment in the amount of the remaining principal balance due on December 16, 2008.

Mandatory and Voluntary Prepayments. Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by us in a public offering. We must apply the net proceeds from any sale of our stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. Such cash proceeds, after deduction of underwriting discounts and commissions and other reasonable costs we incur are to be applied to the prepayment of (i) loans outstanding under our Senior Secured Credit Agreement, (ii) loans outstanding under our Second Lien Credit Agreement, and (iii) to prepay or redeem all our outstanding subordinated notes and shares of our common stock owned by St. James Capital Partners, L.P., SJMB, L.P. and other holders of our subordinated secured notes as of December 16, 2005, the shares of our common stock issued in exchange for warrants, subordinated notes and other convertible securities pursuant to the recapitalization agreements we entered into in October 2005, a fee in the amount of $274,000 owing to SJMB, L.P. and “Change of Control” payments in the aggregate amount of approximately $2.6 million we are required to make under the terms of employment agreements with certain of our employees, as the term “Change of Control” is defined in those agreements (herein, amounts to be paid under this subsection (iii) are referred to as “Junior Capital”), in the following manner:

(A) 100% of the first $50.0 million in net proceeds received are to be applied to prepay or redeem the Junior Capital;

(B) net proceeds in excess of $50.0 million and up to $75.0 million are to be allocated 40% to prepay or redeem the Junior Capital, 30% to prepay loans outstanding under our Senior Secured Credit Agreement and 30% to prepay loans outstanding under our Second Lien Credit Agreement;

(C) net proceeds in excess of $75.0 million and up to $100.0 million are to be allocated 60% to prepay or redeem the Junior Capital, 20% to prepay loans outstanding under our Senior Secured Credit Agreement and 20% to prepay loans outstanding under our Second Lien Credit Agreement; and

(D) net proceeds in excess of $100.0 million are to be allocated 80% to prepay or redeem the Junior Capital, 10% to prepay loans outstanding under our Senior Secured Credit Agreement and 10% to prepay loans outstanding under our Second Lien Credit Agreement.

To the extent the Junior Capital is paid or repurchased in full under the foregoing provisions prior to the prepayment in full of loans outstanding under our Credit Agreements, the remaining net proceeds are to be allocated 50% to loans outstanding under our Credit Agreements. If any event of default has occurred under our Senior Secured Credit Agreement and is continuing, and we have been notified in writing of such event of default (or we have been notified in writing of the equivalent event of default under the Second Lien Credit Agreement), at the time we receive the net proceeds, 100% of such net proceeds are to be allocated to the loans outstanding under our Senior Secured Credit Agreement, without application of any portion thereof to Junior Capital or loans under the Second Lien Credit Agreement.

If the Company issues any shares of common stock, other than as described above, or any debt at any time, we are required to prepay the loans outstanding under the Senior Secured Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs.

The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to seventy-five percent 75% of our excess cash flow for the immediately preceding fiscal year. Excess cash flow is defined, with respect to any fiscal year, as our net income plus depreciation, amortization and interest expense, to the extent deducted in determining net income, minus capital expenditures, minus interest expense paid or accrued and

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

scheduled principal payments paid or payable, plus or minus, extraordinary gains or losses which are cash items not included in net income, plus taxes deducted in determining net income to the extent not paid in cash.

Any mandatory prepayments made as provided above are to be applied substantially as follows: first, to any fees then due and payable to GECC, second, to interest then due and payable on the term loan and capital expenditure loan, pro rata between the term loan and capital expenditure loan, third, to prepay the scheduled principal installments on the term loan and capital expenditure loan, allocated pro rata between the term loan and capital expenditure loan, and applied to principal installments in inverse order of maturity, until the term loan and capital expenditure loan have been prepaid in full; fourth, to interest then due and payable on the revolving loan; and fifth, to the principal balance of the revolving loan until the same shall have been paid in full. The revolving loan is permanently reduced by the amount of any such prepayments.

The Company may at any time prepay all or part of the term loan or capital expenditure loan, permanently reduce or terminate the capital expenditure commitment, and permanently reduce but not terminate the revolving loan commitment provided such prepayments or reductions are in the minimum amount of $500,000 and integral multiples of $250,000, subject to the payment of certain pre-payment fees declining from 1.0% in the event the termination or reduction occurs during the first year, 0.5% in the event the termination or reduction occurs during the second year, and 0.25% in the event the termination or reduction occurs during the third year of the term of the Senior Secured Credit Agreement. The Company is required to use, subject to certain exceptions, the net proceeds from the sale of any assets or the stock of any subsidiary to prepay all borrowings under the facilities. The Company is required to repay any borrowings in excess of the applicable borrowing availability, including borrowings under the term loan in excess of 70% of the forced liquidation value of eligible term loan equipment. The forced liquidation value of the eligible term loan equipment is established by appraisal conducted from time to time but not more than twice per year.

Conditions to Advances. Future advances are subject to the continuing accuracy of our representations and warranties as of such date (other than those relating expressly to an earlier date), the absence of any event or circumstance constituting a “material adverse effect,” as defined, the absence of any default or event of default under the Senior Secured Credit Agreement, and the borrowings not exceeding the applicable borrowing availability under the Senior Secured Credit Agreement, after giving effect to such advance. A “material adverse effect” is defined to include a material adverse effect on our business, assets, operations, prospects or financial or other condition, on our ability to pay any of the loans under the Senior Secured Credit Agreement, on the collateral or on lenders liens or rights and remedies under the Senior Secured Credit Agreement. An event constituting a material adverse effect also includes a decline in the “Average Rig Count” (excluding Canada and international rigs) published by Baker Hughes, Inc. falling below 800 for 12 consecutive weeks. Further conditions to each advance under the capital expenditure facility require the delivery of evidence that the advance is in compliance with the conditions of the Senior Secured Credit Agreement with respect to amounts that may be borrowed to finance capital expenditures.

Affirmative and Negative Covenants. Under the Senior Secured Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants. Affirmative covenants the Company must comply with include requirements to maintain our corporate existence and continue the conduct of the Company’s business substantially as conducted in December 2005, promptly pay all taxes and governmental assessments and levies, maintain our corporate books and records, maintain insurance in form and amounts and with insurers reasonably acceptable to GECC, comply with applicable laws and regulations, maintain key man life insurance on the life of William L. Jenkins, provide supplemental disclosure to the lenders, refrain from violating the intellectual property of others, conduct our operations in compliance with environmental laws, provide a mortgage or deed of trust to the lenders granting a first lien on the Company’s real estate upon the request of the lenders, and provide certificates of title on newly acquired equipment with the lender’s lien noted.

Negative covenants the Company may not violate include, among others and subject to limitations and exceptions, (i) forming or acquiring a subsidiary, (ii) merging with, acquiring all or substantially all the assets or stock of, or otherwise combining with or acquiring, another person, (iii) making an investment in or loan to another person, subject to certain exceptions for specified high grade investments so long as there are no revolving loans outstanding, (iv) incurring any indebtedness other than specified permitted indebtedness, (v) entering into any

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

transaction with an affiliate except in the ordinary course of the Company’s business and on fair and reasonable terms no less favorable than would be obtained in a comparable arm’s length transaction with a non-affiliated person, (vi) making loans to its employees in amounts exceeding $50,000 individually and $250,000 in the aggregate, (vii) issuing any shares of the Company’s common stock if any of its stock or the stock of a subsidiary is pledged to GECC, making any change in its business objectives or operations that could adversely affect repayment of the loans or could reasonably be expected to have or result in a material adverse effect, making any change in its capital structure, including the issuance of any stock, warrants or convertible securities or any revision in the terms of outstanding stock except for permitted payments to holders of subordinated debt and options granted under an existing or future incentive option plan, or amending its charter or by-laws in a manner that would adversely affect its duty or ability to repay the indebtedness, or engaging in any business other than that engaged in by the Company on December 16, 2005; (viii) creating or permitting to exist any liens on its properties or assets, with the exception of (x) those granted to the lenders under the Senior Secured Credit Agreement or in existence on the date of making the loan and permitted re-financings, extensions and renewals of such liens provided the indebtedness secured is not increased and the lien does not attach to any additional property, or (y) liens created after December 16, 2005 by conditional sale or other title retention agreements or in connection with purchase money indebtedness with respect to equipment and fixtures acquired in the ordinary course of business involving the incurrence of an aggregate amount of purchase money indebtedness and capital lease obligations of not more than $2.0 million outstanding at any one time or (z) liens securing the indebtedness under the Second Lien Credit Agreement, (xi) selling any of its properties or other assets, including the stock of any subsidiary, except inventory in the ordinary course of business, obsolete or unused equipment or fixtures with an appraised value not exceeding $200,000 per transaction and $500,000 per year, and other equipment and fixtures with a book value not exceeding $200,000 per transaction and $500,000 per year, (xii) breaching or failing to comply with the various financial covenants in the credit agreement, (xiii) releasing any hazardous material that would violate environmental laws or adversely impact the value of any collateral; (xiv) engaging in a sale leaseback, synthetic lease or similar transaction, (xv) making any restricted payments, including payment of dividends, stock or warrant redemptions, repaying subordinated notes, except as otherwise permitted under the Senior Secured Credit Agreement, rescission of the sale of outstanding stock, subject to certain exceptions including, among others, permitted prepayments or redemptions of Junior Capital using the net proceeds from a public offering of its common stock, payment of reasonable and customary fees to its non-employee directors, reimbursement of the reasonable expenses of St. James Capital Corp., St. James Capital Partners, L.P., SJMB, LP, and SJMB, LLC in an amount not to exceed $60,000 per year, payment of a $274,000 fee to SJMB, L.P. not later than December 31, 2006 or the date the Company complete its first public offering of common stock after December 16, 2005, and “Change of Control” payments (as “Change of Control” is defined in the employment agreements with the parties to receive the payments) on and after December 16, 2005 but before December 31, 2005 in the amount of approximately $1.1 million, and, in connection with in a contemplated public offering of shares of its common stock, in an aggregate amount not to exceed approximately $2.7 million, (xvi) purchasing any real estate in excess of $250,000, (xvii) engaging in any speculative hedging transactions; (xviii) amending or changing the terms of its subordinated debt, (xix) changing or amending the Second Lien Credit Agreement, or (xx) changing or amending the Bobcat acquisition agreement.

The financial covenants prohibit the Company from making capital expenditures in any fiscal year commencing with the fiscal year ending December 31, 2006 in an aggregate amount exceeding $6.5 million (excluding amounts financed under its capital expenditure loan facility), plus in any subsequent period the amount by which $6.5 million exceeds the amount of capital expenditures expended in the prior period.

Commencing with the fiscal quarter ending March 31, 2006, the Company is required to have at the end of each fiscal quarter and for the 12-month period then ended, a ratio of (a) EBITDA minus capital expenditures paid in cash during such period, excluding capital expenditures financed under the Senior Secured Credit Agreement, minus income taxes paid in cash during such period to (b) fixed charges including, with certain exceptions, the total of principal and interest payments during such period, of not less than 1.5:1.0. For the purpose of calculating the ratio for the fiscal quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, EBITDA and fixed charges are to be measured for the period commencing on January 1, 2006 and ending on the last day of such fiscal quarter.

The Company is required to have, at the end of each fiscal month, a ratio of funded debt to EBITDA as of the last day of such fiscal month and for the 12-month period then ended of not more than the following:

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

•	2.25:1.00 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	2.25:1.00 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	2.00:1.00 for the fiscal months ending on July 31, 2006 through September 30, 2006;
•	2.00:1.00 for the fiscal months ending on October 31, 2006 through December 31, 2006;
•	2.00:1.00 for the fiscal months ending on January 31, 2007 through March 31, 2007; and
•	1.75:1.00 for each fiscal month ending thereafter.

The Company is required to have, at the end of each fiscal month, EBITDA for the 12-month period then ended of not less than the following:

•	$33,000,000 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	$33,000,000 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	$34,000,000 for the fiscal months ending on July 31, 2006 through September 30, 2006;
•	$34,000,000 for the fiscal months ending on October 31, 2006 through December 31, 2006; and
•	$35,000,000 for each fiscal month ending thereafter.

Events of Default. Events of default under the Senior Secured Credit Agreement include, among others and subject to certain limitations, (a) the failure to make any payment of principal, interest, or fees when due and payable or to pay or reimburse GECC for any expense reimbursable under the Senior Secured Credit Agreement within ten days of demand for payment, (b) the failure to perform the covenants under the Senior Secured Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title for equipment, delivery of certain post-closing documents, and maintenance of compliance with the Senior Secured Credit Agreement’s negative covenants, (c) the failure to deliver to the lenders monthly un-audited, quarterly un-audited and annual audited financial statements, an annual operating plan, and other reports, certificates and information as required by the Senior Secured Credit Agreement, (d) the failure to perform any other provision of the Senior Secured Credit Agreement (other than those set forth in (b) above) which nonperformance remains un-remedied for 20 days or more, (e) a default or breach under any other agreement or instrument to which we are a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause indebtedness in excess of $250,000 to become due prior to its stated maturity, (f) any information in a borrowing base certificate or any representation or warranty or certificate or in any written statement report, or financial statement delivered to GECC being untrue or incorrect in any material respect, (g) a change of control, as defined, of the Company, (h) the occurrence of an event having a material adverse effect, (i) the initiation of insolvency, bankruptcy or liquidation proceedings, (j) any final judgment for the payment of money in excess of $250,000 is outstanding against the Company and is not within thirty days discharged, stayed or bonded pending appeal, (k) any material provision of or lien under any document relating to the Senior Secured Credit Agreement ceases to be valid, (l) the attachment, seizure or levy upon of the Company’s assets which continues for 30 days or more, and (m) William Jenkins ceases to serve as the Company’s chief executive officer, unless otherwise agreed by GECC. Upon the occurrence of a default, which is defined as any event that with the passage of time or notice or both would, unless waived or cured, become an event of default, or event of default, the lenders may discontinue making revolving loans and capital expenditure loans to the Company and increase the interest rate on all loans. Upon the occurrence of an event of default, the lenders may terminate the Senior Secured Credit Agreement, declare all indebtedness outstanding under the Senior Secured Credit Agreement due and payable, and exercise any of their rights under the Senior Secured Credit Agreement which includes the ability to foreclose on our assets. In the event of a bankruptcy or liquidation proceeding, all borrowings under the Senior Secured Credit Agreement are immediately due and payable.

Second Lien Credit Agreement

The Term Loan. On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan $25.0 million.

Interest Rate. The annual interest rate on borrowings under the term loan is 6.0% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Federal Reserve System plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, we can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus a margin of 7.5%. If an event of default in the nature of a failure to make any payment of principal of, interest on or fees owing in respect to loans when due and payable or the commencement of bankruptcy proceedings involving us has occurred, the annual interest rate is increased by 2% and, if any other default or event of default has occurred and is continuing, GECC may elect to increase the interest rate by that amount.

Collateral. The loan under the Second Lien Credit Agreement is collateralized by a junior lien against substantially all of the Company’s assets, subordinate to the lien under the Senior Secured Credit Agreement.

Use of Proceeds. Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price.

Maturity of Loan. Outstanding borrowings under the Second Lien Credit Agreement are due and payable on March 16, 2009, unless previously repaid.

Mandatory and Voluntary Prepayments. Borrowings under the Second Lien Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering in a manner substantially identical to the mandatory repayment provisions out of a portion of the net proceeds of any sale of stock by the Company in a public offering under the terms of the Senior Secured Credit Agreement described above.

If the Company issues any shares of common stock, other than as described above in a public offering of our securities, or any debt at any time, the Company is required to prepay the loans outstanding under the Second Lien Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs.

Any mandatory prepayments made as provided above are to be applied substantially as follows: first, to any fees then due and payable to GECC, second, to interest then due and payable on the loan and, third, to prepay the principal of the loan.

The Company may at any time prepay all or part of the loan or capital expenditure loan, subject to the payment of certain pre-payment fees declining from 2.0% during the first year, 1.0% during the second year, and 0.5% in the event the termination or reduction occurs during the third year of the term of the Second Lien Credit Agreement. The Company is required to use, subject to certain exceptions, the net proceeds from the sale of any assets or the stock of any subsidiary to prepay all borrowings under the facilities.

Closing Conditions. Initial borrowings under the Second Lien Credit Agreement were subject to the fulfillment at or before the closing of closing conditions substantially identical to the conditions to be fulfilled in connection with the closing under the Senior Secured Credit Agreement described above.

Affirmative and Negative Covenants. Under the Second Lien Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants, including financial covenants that are substantially identical to the covenants we are obligated to comply with under the terms of the Senior Secured Credit Agreement described above.

Events of Default. Events of default under the Second Lien Credit Agreement are substantially identical to events of default under the Senior Secured Credit Agreement described above.

Credit Agreements - General

There can be no assurance that the Company will be able to remain in compliance with the financial and other covenants of the Senior Secured Credit Agreement and the Second Lien Credit Agreement or be able to obtain such amendments, consents or waivers with respect to potential violations of these covenants when required. The Company’s inability to do so may result in it being placed in violation of those financial and other covenants. The Company can make no assurances that it will remain in compliance with our debt covenants or generate sufficient cash flows to service its debt and fund operations. Failure to comply with these debt covenants and or generate sufficient cash flow from operations could significantly impair its liquidity position and could result in GECC exercising mandatory prepayment options under the Senior Secured Credit Agreement and Second

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Lien Credit Agreement. Should the Company be unable to borrow funds under the Senior Secured Credit Agreement or Second Lien Credit Agreement if prepayment of those borrowings were required, the Company can make no assurances that alternative funding could be obtained. Reference is made to the Senior Secured Credit Agreement and the Second Lien Credit Agreement, filed as exhibits to the Company’s Current Report on Form 8-K for a complete statement of the terms and conditions.

Subordinated Secured Indebtedness - Note Extensions

In connection with the Company entering into the GECC refinancing in November 2004, the Company agreed with the holders of its outstanding subordinated secured notes to extend the maturity date of the notes from December 31, 2004 to February 13 and February 14, 2008 on $23.0 million of the total $23.9 million principal amount of the notes then outstanding.  The remainder of the outstanding principal was repaid.  Concurrently with the borrowings under the Senior Secured Credit Agreement and Second Lien Credit Agreement, the maturity date of approximately $21.9 million principal amount of the Company’s outstanding subordinated secured promissory notes was extended to June 15, 2009 and $2.1 million of such subordinated secured notes, including accrued interest, was repaid.  The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a conversion price of $7.50 per share, subject to an anti-dilution adjustment for certain issuances of securities by the Company at prices per share of common stock less than the conversion price then in effect, in which event the conversion price is reduced to the lower price at which the shares were issued.  As a condition to extend the maturity date of the notes in connection with the GECC refinancing in November 2004, the Company extended the expiration date of our 6.6 million outstanding common stock purchase warrants to December 31, 2009.

All of the debt and interest owed under the subordinated secured promissory notes is subordinated to the Senior Credit Agreement and the Second Lien Credit Agreement and cannot be repaid until all the amounts owed pursuant to the Credit Facility have been repaid.

Substantially all of the Company’s assets are pledged as collateral for the indebtedness outstanding under the Secured Credit Agreement and the Second Lien Credit Agreement and subordinated secured promissory notes.

Maturities of debt are as follows:

Fiscal Year

2006	$5,168,880
2007	4,602,717
2008	4,506,778
2009	64,045,232
2010	—
Thereafter	—

$78,323,607

Note 10 - Commitments

The Company leases land, office space and equipment under various operating leases. The leases expire at various dates through 2010.  Rent expense from continuing operations was approximately $3,168,000, $1,760,000 and $1,648,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The future minimum lease payments required under noncancelable leases with initial or remaining terms of one or more years at December 31, 2005 were as follows:

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Fiscal Year	Operating Leases

2006	$785,992
2007	507,397
2008	398,373
2009	240,025
2010	76,446
Thereafter	—

Total minimum lease payments	$2,008,233

Pursuant to employment contracts, the Company expects to make success bonus payments to certain key employees concurrently with the closing of its public offering in the aggregate amount of approximately $2.6 million of which $1.5 million is accrued as of December 31, 2005.

Note 11 - Common Stock Transactions and Warrants

In October 2005, the Company initiated a series of steps undertaken for the purpose of recapitalizing the Company through the elimination of the substantial amount of derivative securities it has outstanding, among other steps intended to be undertaken. These derivative securities include common stock purchase warrants to purchase 7,076,119 shares of the Company’s common stock and $35,019,173 of principal amount and accrued interest, as of December 31, 2005, of the Company’s outstanding convertible subordinated notes which, as of that date, are convertible at a conversion price of $7.50 per share into an aggregate of 4,669,223 shares of the Company’s common stock.

On October 6, 2005, the Company entered into agreements with the holders of 5,269,369 of the 7,076,119 warrants outstanding to exchange those warrants for 1,756,456 shares of the Company’s common stock. Of the 5,269,369 warrants, an aggregate of 4,075,528 are held by the SJCP and SJMB, and 1,193,841 were held by the Underbrink Family Entities, which include Mr. Charles E. Underbrink. Mr. Underbrink is one of the Company’s directors and is the Chairman of the general partner of SJMB and, in October 2005, was the Chairman of the general partner of SJCP. The exchange of warrants for shares of the Company’s common stock by the Underbrink Family Entities was completed on October 6, 2005 resulting in the issuance of 397,947 shares, and the warrants to purchase 4,075,527 shares held by SJCP and SJMB are to be repurchased in connection with the Company’s proposed public offering.

On October 7, 2005, the Company commenced an offer to exchange shares of its common stock for its remaining outstanding 1,806,750 common stock purchase warrants. The Company offered to exchange one share of our common stock for each three warrants. Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $7.50 per share. The offer to exchange shares of the Company’s common stock for warrants expired on November 14, 2005, and the Company issued 503,167 shares of its common stock in exchange for 1,509,500 common stock purchase warrants.

The agreements with SJCP, SJMB and the Underbrink Family Entities provide that such persons will convert an aggregate of $20,277,374 of principal and all accrued interest (which amounted to $16,734,434 through December 31, 2005) on the Company’s outstanding convertible subordinated notes into shares of our common stock and, provided the price they are to receive is not less than $7.50 per share, sell those shares to the Company, along with their remaining warrants, the shares issued in exchange for certain of their warrants, the shares issued on conversion of accrued interest in November 2005 and an additional 501,748 shares held by SJMB, at the closing time of the Company’s proposed public offering. The purchase price paid by the Company for such shares will be the price per share it receives in the public offering less commissions and expenses of the underwriters in the offering.  In addition, under the terms of a Registration Rights Agreement, the holders of $3,041,361 principal amount and accrued interest (as of December 31, 2005) on outstanding convertible subordinated notes have the right to have included 405,515 shares issuable on conversion of the principal and interest on the notes, as well as the shares of the Company’s common stock issued in exchange for their warrants, in the registration statement relating to the Company’s proposed public offering.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

As of December 31, 2005, the Company’s certificate of incorporation permits it to issue up to 35,000,000 shares of common stock, of which 2,342,125 shares were issued and outstanding at December 31, 2005 and 1,250,415 shares were issued and outstanding at December 31, 2004.  The Company has outstanding as of December 31, 2005 and 2004 common stock purchase warrants, options and convertible debt securities entitled to purchase or be converted into an aggregate of 8,019,484 and 13,382,167 shares, respectively, of the Company’s common stock at exercise and conversion prices ranging from $7.50 to $26.30.

During 2004, the Company became obligated to issue five-year warrants to purchase 802,856 shares of common stock to SJMB and related parties of SJMB exercisable at $7.50 per share in connection with the extension of their indebtedness (see Note 9).  These warrants were issued in 2005.

During 2003, the Company issued five-year warrants to purchase 518,766 of common stock to SJMB and related parties of SJMB exercisable at $7.50 per share in connection with the extension of their indebtedness (see Note 9).

During 2002, the Company issued five-year warrants to purchase 250,000 shares of common stock to William L. Jenkins, President and Chief Executive Officer exercisable at $7.50 per share pursuant to his amended employment agreement effective January 1, 2002 and expiring December 31, 2005 and extended in March 2005 through January 1, 2008.

During 2002, the Company issued five-year warrants to purchase 242,209 to SJMB and affiliates of SJMB exercisable at $7.50 per share in connection with the extension of their indebtedness (see Note 9).

During 2001, the Company issued to the Chairman of SJMB, L.L.C. and to SJCP five-year warrants to purchase 70,000 and 400,000 shares, respectively, of the Company’s Common Stock at exercise prices of $7.50 per share.  The warrants were issued in consideration of guarantees extended to a lender by the Chairman of SJMB, L.L.C. and SJCP in connection with the Company’s borrowings in 2000 and the guarantees of the Chairman of SJMB, L.L.C. and SJCP of that indebtedness.

The warrants issued during 2004, 2003, 2002, 2001, 2000 and 1999 are subject to “Full Ratchet” anti-dilution provisions. In December of 1999, the Company issued the 14,350,000 warrants at an exercise price of $7.50.  Consequently, the anti-dilution provisions on all warrants subject to the provision were triggered. Upon each adjustment of the exercise price, the holder of the warrant shall thereafter is entitled to purchase, at the exercise price resulting from the adjustment, the number of shares of common stock obtained by multiplying the exercise price in effect immediately prior to the adjustment by the number of shares purchasable prior to the adjustment and dividing the product thereof by the exercise price resulting from the adjustment. The following table summarizes information about warrants outstanding at December 31, 2005:

	SJCP Expires 12/31/09	SJMB Expires 12/31/09	Guarantor affiliated with SJCP Expires 12/31/09	Lenders affiliated with SJMB Expires 12/31/09	Falcon Seaboard Expires 12/31/09	Harris Webb & Garrison Expires 3/15/03	W. L. Jenkins Employment Agreement Expires 12/31/06	Total

Balance, 12/31/02	732,028	2,756,250	70,000	2,570,841	180,000	38,462	250,000	6,597,580
issuance		146,250		372,516				518,766

Balance, 12/31/03	732,028	2,902,500	70,000	2,943,357	180,000	38,462	250,000	7,116,347
expirations/cancelled				(1,245,623)		(38,462)		(1,284,084)
issuance				802,856				802,856

Balance, 12/31/04	732,028	2,902,500	70,000	2,500,591	180,000	—	250,000	6,635,118
exchange commitment	(488,018)	(1,788,000)						(2,276,019)
tender offer exchange			(70,000)	(2,383,341)			(250,000)	(2,703,341)

Balance, 12/31/05	244,009	1,114,500	—	117,250	180,000	—	—	1,655,759

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 12 - Income Taxes

The (benefit)/provision for income taxes consists of the following for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Federal:
Current	$163,442	$—	$—
Deferred	—	—	—

	163,442	—	—

State:
Current	11,885	—	—
Deferred	—	—	—

	11,885	—	—

Total	$175,327	$—	$—

The (benefit)/provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% to the Company’s income/(loss) before income taxes, as follows:

	2005	2004	2003

Provision (benefit) at federal statutory rate	$2,850,736	$(600,587)	$(1,409,979)
State income taxes, net of federal benefit	276,689	(58,292)	(136,851)
Nondeductible expenses	86,728	103,137	105,180
Accrued liabilities and other	—	(522,358)	(117,993)
Increase (decrease) in valuation allowance	(3,038,826)	1,078,100	1,559,643

Provision (benefit) for federal income taxes	$175,327	$—	$—

At December 31, 2005 and 2004, the Company has available federal tax net operating loss carryforwards (NOL’s) of approximately $29,304,631 and $35,556,000, respectively, that unless previously utilized, expire at various dates beginning 2011 through 2024. The Company’s utilization of NOL’s is subject to a number of uncertainties, including the ability to generate future taxable income.  In addition, the Company has been subject to a number of “ownership changes” as defined under Internal Revenue Code Section 382. As a result, Section 382 imposes additional limitations on utilization of certain of the Company’s NOL’s.  Subsequent to the Company’s proposed public offering it expects to begin paying income taxes on its taxable income.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of the deferred tax assets and liabilities, are as follows:

	2005	2004

Gross deferred tax assets:
Allowance for doubtful accounts receivable	$159,198	$177,342
Accrued bonuses and other	696,034	227,694
Operating loss and tax credit carryforwards	11,142,902	13,293,059
Goodwill	1,958,940	2,904,108
Valuation allowance	(6,441,690)	(14,627,450)

Gross deferred tax asset	7,515,384	1,974,753

Gross deferred tax liabilities:
Property, plant and equipment	(6,193,290)	(1,862,085)
Other	(112,669)	(112,668)
Intangible assets	(10,165,015)

Gross deferred tax liability	(16,470,974)	(1,974,753)

Net deferred tax asset (liability)	$(8,955,590)	$—

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, the Company has recorded a valuation allowance of $6,441,690 and $14,627,450 against the gross deferred tax asset.

In assessing the realizability of deferred tax assets, management considers future reversals of existing deferred tax liabilities, projected future taxable income exclusive of temporary differences and available tax planning strategies.  In 2005, the Company recorded a decrease in the valuation allowance of $8.2 million.  The decrease was recorded as a $3.0 million reduction of the provision for income taxes and as a $5.2 million reduction of the deferred tax liability and goodwill associated with the acquisition of Bobcat (see Note 2).

<

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 13 - Income (Loss) Per Share

The calculation of basic and diluted EPS is as follows:

	For the Year Ended 2005			For the Year Ended 2004			For the Year Ended 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss) per share - basic
Income (loss) before discontinued operations and extraordinary items available to common stockholders	$8,209,187	1,428,760	$5.75	$(93,072)	1,249,953	$(.07)	$(3,621,444)	1,249,953	$(2.90)
Discontinued operations	—	1,428,760	—	(1,673,361)	1,249,953	(1.34)	(1,916,496)	1,249,953	(1.53)

Net income (loss) per share - basic	$8,209,187	1,428,760	$5.75	$(1,766,433)	1,249,953	$(1.41)	$(5,537,940)	1,249,953	$(4.43)

Net income (loss) per share - diluted
Income (loss) before discontinued operations and extraordinary items available to common stockholders	$11,670,294	2,644,308	$4.41	$(93,072)	1,249,953	$(.07)	$(3,621,444)	1,249,953	$(2.90)

Discontinued operations	—	2,644,308	—	(1,673,361)	1,249,953	(1.34)	(1,916,496)	1,249,953	(1.53)

Net loss per share - diluted	$11,670,294	2,644,308	$4.41	$(1,766,433)	1,249,953	$(1.41)	$(5,537,940)	1,249,953	$(4.43)

The following adjustments were made to the numerators and denominators of basic and diluted earnings per share:

	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share

Basic EPS
Income available to coomon stockholders	$8,209,187	1,428,760	$5.75
Effects of dilutive securities
Options to purchase common stock		160,573
Warrants to purchase common stock		250,986
Convertible debt		803,989
Interest on convertible debt	3,461,107

Income available to common stockholders adjusted for interest expense of assumed conversion of convertible debt	$11,670,294	2,644,308	$4.41

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Options issued to purchase 1,059,800 shares of common stock and warrants to purchase 1,655,759 shares of common stock at prices ranging from $7.50 to $26.30 were outstanding during 2005.  Of the 1,059,800 options outstanding during 2005, all but 500 options are exercisable at $7.50 and all of the 1,655,759 warrants are exercisable at $7.50.

Options issued to purchase 1,059,280 shares of common stock and warrants to purchase 6,855,118 shares of common stock at price ranging from $7.50 to $66.30 were outstanding during 2004, but were not included in the computation of the 2004 diluted EPS because the effect would be anti-dilutive.  There were 484,720 options to purchase common stock cancelled during 2004 that were not included in the computation of 2004 diluted EPS because the effect would be anti-dilutive

Convertible debt instruments, including convertible interest, which would result in the issuance of 5,303,925, 5,467,769 and, 5,176,170 shares of common stock, if the conversion features were exercised, were outstanding during 2005, 2004 and 2003 respectively, but were not included in the computation of the 2005, 2004 or 2003 diluted EPS because the effect would be anti-dilutive. The conversion price of these instruments was $7.50 per share at December 31, 2005, 2004 and 2003 and remained outstanding at December 31, 2005.

Note 14 - Major Customers

Most of the Company’s business activity is with customers engaged in drilling and operating natural gas and oil wells primarily in the major onshore and offshore natural gas and oil producing areas of the U.S., including offshore in the Gulf of Mexico and onshore in Alabama, Colorado, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming.  Substantially all of the Company’s accounts receivable at December 31, 2005 and 2004 are from such customers. Performance in accordance with the credit arrangements is in part dependent upon the economic condition of the oil and natural gas industry in the respective geographic areas. The Company does not require its customers to pledge collateral on their accounts receivable.

There were no customers from whom the Company earned in excess of 10% of its revenues during the years ended December 31, 2005, 2004 or 2003.

Note 15 - Stock Options

The 2000 Stock Incentive Plan (“2000 Incentive Plan”) provides for the granting of incentive stock options or non-qualified stock options to purchase shares of the Company’s common stock to key employees and non-employee directors or consultants.  The 2000 Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 1,750,000 shares of common stock with maximum option terms of ten years from the date of the grant.  There are five types of grants that can be made under the 2000 Incentive Plan. The Discretionary Option Grant Program allows eligible individuals in the Company’s employ or service (including officers and consultants) to be granted options to purchase shares of common stock at an exercise price equal to not less than the fair market value of the stock at the date of the grant.  All grants made in 2000 were made under this program.  The Stock Issuance Program is a non-compensatory program under which individuals in the Company’s employ or service may be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a bonus tied to performance.  The Salary Investment Option Grant Program is a compensatory program that, if activated by the plan administrator, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below market stock grants.  The Automatic Option Grant Program causes options to be granted automatically at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to their fair market value at the date of the grant.  The Director Fee Option Grant Program is a compensatory program that, if activated by the plan administrator, would allow non-employee Board members the opportunity to apply a portion of any annual retainer fee otherwise payable to them in cash each year to the acquisition of special below market option grants.

The Board and shareholders approved the 2000 Incentive Plan on February 11, 2000 and an amendment on February 9, 2001, respectively.  At December 31, 2005, 1,954,250 shares had been granted, of which 902,000 shares were cancelled and 697,750 remained to be granted under this plan.

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

The 1997 Omnibus Incentive Plan (“1997 Omnibus Plan”) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock to key employees responsible for the direction and management of the Company. The 1997 Omnibus Plan authorizes the issuance of options to purchase up to an aggregate of 60,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Omnibus Plan to allow additional issuances of options to purchase 40,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Omnibus Plan to 100,000.  The amendment was approved by the shareholders on February 9, 2001.  At December 31, 2005 and 2004, 7,530 options were outstanding.  At December 31, 2005, 92,470 options remain available to be granted.  Options to purchase 35,520 shares of common stock were cancelled during 2004 and no options were cancelled during 2005.

The 1997 Non-Employee Stock Option Plan (“1997 Non-Employee Plan”) provides for the granting of nonqualified stock options to purchase shares of the Company’s common stock to non-employee directors and consultants. The 1997 Non-Employee Plan authorizes the issuance of options to purchase up to an aggregate of 10,000 shares of common stock, with maximum option terms of ten years from the date of grant. During 1998, the Board authorized an amendment to the 1997 Non-Employee Plan to allow additional issuances of options to purchase 20,000 shares of common stock. This amendment increases the total aggregate number of shares under the 1997 Non-Employee Plan to 30,000.  The amendment was approved by the shareholders on February 9, 2001.  At December 31, 2005 and 2004, no options were outstanding, respectively.  At December 31, 2005, 30,000 options remain available to be granted.  Pertinent information regarding stock options is as follows:

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Stock at Grant Date	Vesting Provisions

Options outstanding, December 31, 2002	1,745,200	$7.50-$66.30	$7.64

Options cancelled	(200,680)	$7.50	$7.50

	(200,680)
Options outstanding, December 31, 2003	1,544,520	$7.50-$66.30	$7.66

Options cancelled	(484,720)	$7.50	$7.50

	(484,720)
Options outstanding, December 31, 2004	1,059,800	$7.50-$26.30	$7.51

Options outstanding, December 31, 2005	1,059,800	$7.50-$26.30	$7.51

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/05	Weighted Average Exercise Price

$ 7.50	1,059,300	4.86	$7.50	1,059,300	$7.50
$26.30	500	1.24	$26.30	500	$26.30

	1,059,800	4.86	$7.51	1,059,800	$7.51

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected life (years)	5.00	5.00	2.09
Expected volatility	118.41%	115.26%	115.11%
Risk-free interest rate	4.34%	3.70%	2.98%

Note 16 - Contingencies

The Company is the subject of various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

In March, 2006, one of the Company’s shareholders presented it with a demand for corrective action to remedy alleged breaches of fiduciary duty by William L. Jenkins, Charles E. Underbrink and James H. Harrison.  The shareholder alleges that these directors breached their fiduciary duties in connection with various transactions, including the exchange of the Company’s warrants for shares of its common stock in October and November 2005, the extension of the expiration date of the Company’s warrants in December 2004, the Company’s failure to refinance certain of its derivative securities by the end of 2004, the amendment of the Company’s certificate of incorporation in December 2005 and the triggering of the change of control payment due to Mr. Jenkins in December 2005.  The shareholder further alleges that these directors were interested in such transactions, that such transactions were not fair to the Company and that the St. James Partnerships, Simmons & Company International, Ron E. Whitter and another officer of the company participated in such breaches and/or aided and abetted them.  The shareholder has indicated that if the Company fails to take appropriate action to remedy the breaches following the presentation of its demand, it intends to bring a derivative suit on behalf of the Company.  The Company’s board of directors intends to take such steps as it considers appropriate to investigate this matter.  However, based on information received through March 23, 2006, the Company believes these allegations are without merit and, if a suit is filed, the Company expects that it will be vigorously defended.  The Company does not expect the liability, if any, resulting from this matter to have a material adverse effect on its current financial position, results of operations or cash flows.

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

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

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

Related Party Debt - Management is unable to estimate the fair value of the Company’s related party debt.  This debt is due in 2009 but is subject to subordination to the Company’s senior debt. The debt and accumulated accrued interest in aggregate is carried at a book value of $40.1 million in the statement of financial position at December 31, 2005.  This debt is convertible at a conversion price of $7.50 per share, which is significantly below the market price of the Company’s common stock at December 31, 2005, and it is significantly below the Company’s expectations for the price per share to be received in the planned public equity offering.  While the Company is unable to estimate the fair value of its related party debt, the Company reasonably believes it exceeds the book value because of its convertibility.

Note 18 - Employee Benefit Plan

The Company maintains a Retirement Savings Plan (the 401(k) Plan) for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.  The Company’s contributions to the 401(k) Plan are discretionary.  Employees vest in their contributions immediately and vest in the Company’s contributions ratably over six years.  The Company made no contributions to the 401(k) Plan for the years ended December 31, 2005, 2004, and 2003.

Note 19 - Segment and Related Information

With the acquisition of Bobcat, the Company currently conducts its business through two operating segments as described below.  The Company included operating results from its acquisition of Bobcat subsequent to its acquisition on December 16, 2005:

Wireline Segment.  The Company’s wireline segment, which accounted for 99.0% of its revenues for the year ended December 31, 2005, operated a fleet of 51 cased-hole wireline trucks and 15 offshore wireline skids and three P&A packages as of December 31, 2005.  All of the Company’s wireline trucks and offshore skids are equipped with top-of-the-line computer systems.  The Company primarily provides services in cased-hole environments.  Cased-hole wireline services are performed during and after the completion of the well, and from time to time thereafter during the life of the well.  Wireline services are performed using a wire cable that is lowered from a truck or skid into a well with various types of tools and instruments attached to the end of the cable.  Once in the well, the instruments can transmit data back to a computer system in the truck or skid for analysis.  Specific wireline services include: logging services such as cement bond evaluation, production logging and other measurements; pipe recovery services; and perforating and mechanical services such as setting plugs and packers.  Other services in the wireline segment include plug and abandonment (“P&A”) services, which are used at the end of a well’s productive life, and tubing conveyed perforating (“TCP”), which is a method of perforating the casing in order to open the flow path in a well for hydrocarbons.  The Company operates four P&A packages in connection with its P&A services.

Well Intervention Segment.  The Company’s well intervention segment accounted for 1% of revenues for the year ended December 31, 2005. The Company included well intervention revenues from the date of acquisition on December 16, 2005 only.  The Company operated a fleet of 14 snubbing units as of December 31, 2005.  The

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

 Company primarily provides snubbing services utilizing specialized high pressure snubbing equipment that allows an operator to service a well without using other more disruptive means to control the pressure in the well.  The Company’s well intervention segment also includes other related oil field services, such as freezing services, hot tapping services, rental tools and fishing services.

		Well
2005	Wireline	Intervention	Total

Segment revenues	$72,897,743	$769,180	$73,666,923
Segment operating and sg&a expenses	$52,480,688	$634,097	$53,114,785
Segment depreciation and amortization	$4,974,681	$233,635	$5,208,316
Segment operating income	$15,442,374	$(98,552)	$15,343,822
Segment assets	$39,140,833	$53,537,537	$92,678,370
Segment goodwill	$1,237,416	$12,802,766	$14,040,182

Back to Contents

Warrior Energy Services Corporation
Notes to Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Note 20 – Quarterly Financial Data (Unaudited)

	Sales	Income (loss) from operations	Income (loss) before discontinued operations	Income (loss) before discontinued operations per share	Net income (loss)	Net income (loss), per share

2005 (1)
First Quarter	$14,447,772	$1,597,335	$646,304	$0.61	$646,304	0.61
Second Quarter	19,700,482	4,963,767	3,799,015	1.89	3,799,015	1.89
Third Quarter	17,421,589	3,353,162	2,273,007	1.28	2,223,728	1.26
Fourth Quarter	22,097,080	5,429,558	1,666,188	0.79	1,540,140	0.75

	$73,666,923	$15,343,822	$8,384,514	$4.48	$8,209,187	$4.41

2004
First Quarter	$10,539,320	$(386,047)	$(1,675,622)	$(1.34)	$(3,012,079)	$(2.41)
Second Quarter	13,170,348	922,411	(266,031)	(0.21)	(420,742)	(0.34)
Third Quarter	14,950,787	2,188,164	951,364	0.76	847,626	0.68
Fourth Quarter	15,026,382	1,905,415	897,217	0.71	818,762	0.66

	$53,686,837	$4,629,943	$(93,072)	$(0.07)	$(1,766,433)	$(1.41)

(1) All quarter per share calculations include addback of interest on convertible debt as well as effect of dilutive securities (see Note 13).

Back to Contents

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Energy Services Corporation

Dated: March 30, 2006
	By:	/s/ William L. Jenkins

William L. Jenkins, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William L. Jenkins	President, CEO and Director	March 30, 2006
(Principal Executive Officer)
William L. Jenkins

/s/ Ron E. Whitter	Vice President - Finance	March 30, 2006
(Principal Financial and Accounting Officer)
Ron E. Whitter

/s/ Robert J. McNally	Director	March 30, 2006

Robert J. McNally

/s/ Charles E. Underbrink	Director	March 30, 2006

Charles E. Underbrink

/s/ James H. Harrison	Director	March 30, 2006

James H. Harrison

Back to Contents

Index to Exhibits Filed With This Annual Report on Form 10-K
for the Year Ended December 31, 2005

10.22.1	Amendment No. 1 to Recapitalization Agreement dated October 6, 2005 between the Company and St. James Capital Partners, L.P.
10.23.1	Amendment No. 1 to Recapitalization Agreement dated October 6, 2005 between the Company and SJMB, L.P.
10.25	Employment Agreement dated September 1, 2004 between the Company and Ron Whitter.
10.25.1	Amendment to Employmenmt Agreement dated September 1, 2004 between the Company and Ron Whitter.
23.1	Consent of Grant Thornton LLP
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)