Form 10-Q
period 2006-03-31
Warrior Energy Services CORP
filed 2006-05-15
CIK 839871

Click here for Index

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006;

or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ____________ to ____________.

Commission File Number 0-18754

Warrior Energy Services Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	11-2904094 (I.R.S employer identification no.)

100 Rosecrest Lane, Columbus, Mississippi 39701

(Address of principal executive offices, zip code)

(662) 329-1047

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2006, 10,964,791 shares of the Registrant’s Common Stock, $.0005 par value, were outstanding.

Introductory Statement. On April 24, 2006, Warrior Energy Services Corporation (the “Company”) completed an underwritten public offering of shares of its common stock. The Company sold, at the closing of the offering, 8,860,534 shares of its common stock for gross proceeds of $208.2 million and an additional 592,466 shares were sold by selling stockholders.

At the closing of the offering, the Company applied the net proceeds it received to the following:

•	the Company paid $25.0 million of principal and $0.5 in prepayment fees to the prepayment in full of indebtedness outstanding under its Second Lien Credit Agreement,
•	the Company paid $4.0 million of principal and $0.1 million in prepayment fees under its Senior Secured Credit Agreement,
•

the Company applied approximately $173.3 million to the repurchase or repayment of outstanding equity securities, including the repurchase of approximately 5.4 million shares of common stock issued on conversion of outstanding convertible notes and accrued interest and the repurchase of approximately 4.1 million common stock purchase warrants.

Except where otherwise stated, the financial information in this quarterly report on Form 10-Q for the quarter ended March 31, 2006 does not give effect to this reduction in the Company’s outstanding indebtedness, the increase in the number of shares of common stock outstanding and the increase in the Company’s stockholders’ equity resulting from the completion of the transactions described above. For additional information regarding the effects of the completion of these transactions on April 24, 2006, see Note 11. Subsequent Events to the Notes to Condensed Financial Statements in this quarterly report.

WARRIOR ENERGY SERVICES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Back to Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Warrior Energy Services Corporation

Condensed Balance Sheets

	March 31, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$701,031
Restricted cash	1,829,039	214,813
Accounts receivable, less allowance of $973,143	20,177,413	19,998,282
Other receivables	175,741	215,629
Prepaid expenses	3,455,308	7,314
Other current assets	1,989,551	1,969,273

Total current assets	27,627,052	23,106,342
Property, plant and equipment, less accumulated depreciation	34,573,001	31,750,477
Other assets	6,904,898	3,001,036
Goodwill	14,040,182	14,040,182
Other intangible assets	29,096,465	29,735,923

Total assets	$112,241,598	$101,633,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,495,224	$6,699,944
Accrued salaries and vacation	3,120,897	2,926,975
Other accrued expenses	1,002,383	1,866,159
Accrued interest payable	510,537	282,337
Current maturities of long-term debt	10,499,891	5,168,880

Total current liabilities	22,628,932	16,944,295
Long-term debt, less current maturities	51,411,631	51,252,352
Non current accrued interest payable to related parties	18,972,134	18,150,795
Notes payable to related parties	21,902,375	21,902,375
Deferred taxes	10,338,693	8,955,590

Total liabilities	125,253,765	117,205,407

Stockholders’ deficit:
Preferred stock, $.0005 par value, 2,500,000 shares authorized, none issued at March 31, 2006 or December 31, 2005	—	—
Common stock, $.0005 par value, 35,000,000 shares authorized, 2,379,002 and 2,342,125 shares issued and outstanding March 31, 2006 and December 31, 2005, respectively	11,728	11,709
Additional paid-in capital	21,801,087	21,698,506
Accumulated deficit	(34,241,589)	(36,698,269)
Treasury stock, at cost	(583,393)	(583,393)

Total stockholders’ deficit	(13,012,167)	(15,571,447)

Total liabilities and stockholders’ deficit	$112,241,598	$101,633,960

See accompanying notes to the condensed financial statements.

Back to Index

Warrior Energy Services Corporation

Condensed Statements of Operations

For the three months ended March 31, 2006 and March 31, 2005

	March 31, 2006	March 31, 2005

	(Unaudited)	(Unaudited)

Revenues	$27,303,768	$14,447,772
Operating costs	15,176,606	9,407,401
Selling, general and administrative expenses	3,532,246	2,159,380
Depreciation and amortization	2,697,904	1,283,656

Income from operations	5,897,012	1,597,335
Interest expense	1,999,216	961,583
Net gain on sale of fixed assets	1,500	—
Other income	18,851	10,552

Income before income taxes	3,918,147	646,304
Provision for income taxes	1,461,466	—

Net income	$2,456,681	$646,304

Net income per share - basic	$1.03	$.52

Net income per share - diluted	$.56	$.52

See accompanying notes to the condensed financial statements.

Back to Index

Warrior Energy Services Corporation

Condensed Statements of Cash Flows

For the three months ended March 31, 2006 and March 31, 2005

	March 31, 2006	March 31, 2005

	(Unaudited)	(Unaudited)

Cash flows from operating activities:	$3,351,614	$1,824,080

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(7,930,209)	(2,045,385)
Increase in restricted cash	(1,614,226)	(934,144)
Proceeds from sale of property, plant and equipment	1,500	—

Cash used in investing activities	(9,542,935)	(2,979,529)

Cash flows from financing activities:
Proceeds from bank and other borrowings	3,831,783	99,711
Principal payments on long-term debt, notes payable and capital lease obligations	(1,248,150)	(1,271,415)
Proceeds from working revolver, net	2,906,657	1,300,000

Cash provided by financing activities	5,490,290	128,296

Net decrease in cash and cash equivalents	(701,031)	(1,027,153)
Cash and cash equivalents, beginning of period	701,031	2,647,980

Cash and cash equivalents, end of period	$—	$1,620,827

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$949,677	$142,530

Income taxes	$90,000	$—

See accompanying notes to the condensed financial statements.

Back to Index

WARRIOR ENERGY SERVICES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	General

The accompanying condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of Warrior Energy Services Corporation (the “Company”). Such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 should be read in conjunction with this document.

The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies. As a result of the Company’s acquisition of Bobcat Pressure Control, Inc. (“Bobcat”) on December 16, 2005, which represents the Company’s introduction into the well intervention services business, the Company currently operates in two business segments: wireline services and well intervention services. The Company’s wireline segment includes the business conducted prior to the Bobcat acquisition, and its well intervention segment includes the business conducted by Bobcat post-acquisition. The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well. The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services. All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

2.	Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), Share-Based Payment, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, the Company did not recognize compensation expense in our statement of operations for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock units based on the market value of our stock at the date of grant. As required by Statement 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

Back to Index

The Company’s pre-tax compensation cost for stock-based employee compensation was $102,600 ($64,330 after tax effects) for the three months ended March 31, 2006. As a result of the adoption of Statement 123(R), the Company’s financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

Three Months Ended March 31, 2006

Income before income taxes	$102,600
Net income	64,330
Basic earnings per common share	0.03
Diluted earnings per common share	0.01

Prior to the adoption of Statement 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. As the Company has not fully utilized its net operating loss carryforwards, the excess tax benefit will not be recorded until the tax benefits are realized.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month period ended March 31, 2005:

Three Months Ended March 31, 2005

Net income:
Net income, as reported	$646,304
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	51,800

Pro forma net income	$698,104

Basic and diluted earnings per common share:
As reported	$0.52
Pro forma	$0.56

Back to Index

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

March 31, 2006

Expected term (years)	10.0
Risk-free interest rate	4.95%
Volatility	118%
Dividend yield	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future.

Stock option plans

The Company has three stock option plans with shares available for grant at March 31, 2006 as follows:

	Plan

	1997 Non-Employee	1997 Omnibus	2000 Incentive

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%	100%
Plan termination date	December 31, 2007	December 31, 2007	December 31, 2010
Shares available for grant at March 31, 2006	547,750	92,450	30,000

Option grants under all three plans have a contractual life of ten years. Option grants vest at various times under each plan and all options issued under the Company’s three plans are fully vested at March 31, 2006 with the exception of those issued in 2006. The Company recognizes compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

Back to Index

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,060	$7.51	55 Months
Granted	150	$7.50	117 Months
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at end of period	1,210	$7.51	55 Months	$16,323

Vested or expected to vest at end of period	1,060	$7.51	55 Months	$14,299

Exercisable at end of period	1,060	$7.51	55 Months	$14,299

The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2006 was $11.98.

2000 Incentive stock plan

The Company has an Incentive Stock Program wherein a total of 670,200 shares were still available for award at March 31, 2006. Delivery of incentive shares, and the associated compensation expense, is spread equally over the vesting period and is subject to the employee’s continued employment by the Company.

The following is a summary of the changes in non-vested shares for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested shares at December 31, 2005	—	—
Granted	150,000	$11.98
Vested	—	—
Forfeited	—	—

Non-vested shares at March 31, 2006	150,000	$11.98

Other information

As of March 31, 2006, the Company has $569,400 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 3 years.

Back to Index

3.	Earnings Per Share

The calculation of basic and diluted earning per share (“EPS”) is as follows:

	For the Three Months Ended,

	March 31, 2006			March 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income per share - basic	$2,456,681	2,373,790	$1.03	$646,304	1,249,953	$.52

Net income per share - diluted	$3,278,020	5,875,800	$0.56	$646,304	1,249,953	$.52

	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share

Basic EPS
Income available to common stockholders	$2,456,681	2,373,790	$1.03
Effects of dilutive securities
Options to purchase common stock		474,267
Warrants to purchase common stock		733,723
Convertible debt		2,294,020
Interest on convertible debt	821,339

Income available to common stockholders adjusted for interest expense of assumed conversion of convertible debt	$3,278,020	5,875,800	$0.56

Options and warrants to purchase 2,713,609 and 7,914,169 shares of common stock at prices ranging from $7.50 to $26.30 were outstanding during the three months ended March 31, 2006 and 2005, respectively. Of the 2,713,609 options and warrants outstanding at March 31, 2006, all but 500 are exercisable at $7.50 (see Note 7).

Convertible debt instruments, including convertible interest, which would result in the issuance of 5,413,437 and 5,429,863 shares of common stock, if the conversion features were exercised, were outstanding during the three months ended March 31, 2006 and 2005, respectively. The conversion price of these instruments is $7.50 per share as of March 31, 2006 (see Note 7).

Back to Index

4.	Indebtedness

Senior Secured Credit Agreement

On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with General Electric Capital Corporation (“GECC”), providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

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

Back to Index

Mandatory and Voluntary Prepayments. Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering. The Company must apply the net proceeds from any sale of its stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. On April 25, 2006, the Company applied $4.0 million out of the net proceeds of its underwritten public offering of common stock to the repayment of indebtedness outstanding under the Senior Secured Credit Agreement and paid approximately $40,000 in prepayment fees. See Note 11. Subsequent Events to the Notes to Condensed Financial Statements.

The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to seventy-five percent 75% of the Company’s excess cash flow for the immediately preceding fiscal year.

The Company may at any time prepay all or part of the term loan or capital expenditure loan, permanently reduce or terminate the capital expenditure commitment, and permanently reduce but not terminate the revolving loan commitment, subject to the payment of certain pre-payment fees declining from 1.0% in the event the termination or reduction occurs during the first year, 0.5% in the event the termination or reduction occurs during the second year, and 0.25% in the event the termination or reduction occurs during the third year of the term of the Senior Secured Credit Agreement.

Second Lien Credit Agreement

On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan $25.0 million. The annual interest rate on borrowings under the term loan was 6.0% above the index rate, as defined above. Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price. This indebtedness outstanding under the Second Lien Credit Agreement was repaid in full, including prepayment fees, on April 25, 2006 out of the net proceeds of the Company’s underwritten public offering of shares of its common stock. See Note 11. Subsequent Events to the Notes to Condensed Financial Statements.

Subordinated Indebtedness.

The Company had outstanding principal of and accrued interest on subordinated indebtedness at March 31, 2006 of approximately $40.9 million. The outstanding principal bore interest at 15% per annum. The principal and accrued interest was convertible into shares of the Company’s common stock at a per share conversion price of $7.50. Of this indebtedness, all $40.9 million of principal and accrued interest was converted into 5,413,437 shares of common stock at the closing of the Company’s public offering on April 24, 2006 and all but 117,507 of the shares issued were repurchased by the Company out of the net proceeds of the public offering. See Note 11. Subsequent Events to the Notes to Condensed Financial Statements.

Back to Index

At March 31, 2006, the Company is in compliance with all covenants under both its Senior Secured Credit Agreement and Second Lien Credit Agreement.

5.	Commitments and Contingencies

The Company is a defendant in various legal actions in the ordinary course of business. Management does not believe the ultimate outcome of these actions will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

6.	Segment and Related Information

With the acquisition of Bobcat, the Company currently conducts its business through two operating segments as described below. The Company’s operating results include the operating results of Bobcat subsequent to its acquisition on December 16, 2005.

The accounting policies of the reportable segments are the same as those described in Note 4 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005. The Company evaluates the performance of its operating segments based on operating income and EBITDA. Segment information for the three months ended March 31, 2006 as well as for certain corporate expenses not allocated to the individual operating segments is as follows:

	Wireline	Well Intervention	Corporate	Total

Segment revenues	$20,701,419	$6,602,349	$—	$27,303,768
Segment operating and sg&a expenses	$12,927,413	$3,498,487	$2,282,952	$18,708,852
Segment depreciation and amortization	$1,260,884	$1,200,834	$236,186	$2,697,904
Segment operating income	$6,513,122	$1,903,028	$(2,519,138)	$5,897,012
Segment EBITDA (1)	$7,774,006	$3,103,862	$(2,282,952)	$8,594,916
Segment assets	$58,123,244	$53,675,064	$443,290	$112,241,598
Segment goodwill	$1,237,417	$12,802,765	$—	$14,040,182

(1) Reconciliation of EBITDA with net income:

Net income	$2,456,681
Plus provision for income taxes	1,461,466
Less other income	(18,851)
Less gain on sale of fixed assets	(1,500)
Plus depreciation and amortization	2,697,904
Plus interest expense	1,999,216

EBITDA	$8,594,916

Wireline Segment. The Company’s wireline segment, which accounted for 75.8% of its revenues for the three months ended March 31, 2006, operated a fleet of 56 cased-hole wireline trucks, 15 offshore wireline skids and four P&A packages as of March 31, 2006. Specific wireline services include: logging services such as cement bond evaluation, production logging and other measurements; pipe recovery services; and perforating and mechanical services such as setting plugs and packers. Other services in the wireline segment include plug and abandonment (“P&A”) services, which are used at the end of a well’s productive life, and tubing conveyed perforating (“TCP”), which is a method of perforating the casing in order to open the flow path in a well for hydrocarbons.

Back to Index

The following is an analysis of the Company’s wireline segment operations for the quarters ended March 31, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
2005:
First Quarter	$14,448	$1,597	61	46

Well Intervention Segment. The Company’s well intervention segment accounted for 24.2% of revenues for the three months ended March 31, 2006. The Company included well intervention revenues from the date of acquisition on December 16, 2005 only. The Company operated a fleet of 16 snubbing units as of March 31, 2006. The Company’s well intervention segment also includes other related oil field services, such as freezing services, hot tapping services, rental tools and fishing services.

The following is an analysis of the Company’s well intervention segment operations for the quarters ended March 31, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
2005:
First Quarter	—	—	—	—

(1) utilization represents number of days units were on location performing services

7.	Related Party Transactions

At March 31, 2006, the Company had outstanding notes payable to SJMB, L.P. (“SJMB”) and St. James Capital Partners, L.P. (“SJCP”) and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively “the St. James Partnerships”). Both the chairman and an employee of SJMB, L.L.C., the general partner of SJMB, served on the Company’s Board of Directors at March 31, 2006. At March 31, 2005, such persons were the chairman and an employee of St. James Capital Corp., which was then the general partner of SJCP. At March 31, 2006 and 2005, notes due to the St. James Partnerships totaled $21.9 million and $23.0 million, respectively. The notes bore interest at 15% and were convertible into shares of common stock at a conversion price of $7.50 per share. The principal and accrued interest on this indebtedness was converted into 5,413,437 shares of common stock at the closing of the Company’s public offering on April 24, 2006 and all but 117,507 of the shares issued were repurchased by the Company out of the net proceeds of the public offering.

Back to Index

8.	Issuance of Common Stock

The Company had outstanding at March 31, 2006 common stock purchase warrants, options and convertible debt securities entitled to purchase or to be converted into an aggregate 8,262,546 shares of the Company’s common stock at exercise and conversion prices ranging from $7.50 to $26.30. See Note 11. Subsequent Events to the Notes to Condensed Financial Statements for information regarding the repurchase of outstanding common stock purchase warrants, the exercise of stock options, the conversion of convertible debt securities, and the issuance of shares of common stock subsequent to March 31, 2006.

9.	Income Taxes

The difference between the statutory rate and the effective rate relates primarily to state income taxes. The Company has federal tax net operating loss carryforwards (NOL’s) that unless utilized, expire at various dates through 2024. The Company’s utilization of NOL’s is subject to a number of uncertainties including the ability to generate future taxable income. In addition, the Company has been subject to a number of “ownership changes” as defined under Internal Revenue Code Section 382. Section 382 imposes additional limitations on utilization of certain of the Company’s NOL’s. As a result, the Company has provided a valuation allowance on a portion of its NOL’s which are more likely than not to be unavailable for use due to these limitations. The Company currently anticipates that it will begin paying income taxes on its earnings in the last half of 2006 and in the second quarter of 2006 to the extent not offset by the Company’s remaining NOL’s.

10.	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements would not be material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Back to Index

11.	Subsequent Event
(a)

On April 24, 2006, the Company completed an underwritten public offering of its common stock. In the offering, the Company sold an aggregate of 8,860,534 shares of its common stock. In addition, selling stockholders sold an additional 592,466 shares. The Company applied the net proceeds it received from the sale of the common stock approximately as follows:

(1)      To repay $29.6 million of outstanding indebtedness under the Company’s credit agreements with GECC which includes each of the following:

(i)	$4.0 million under the Company’s existing Senior Secured Credit Agreement and $0.1 million in prepayment fees incurred, and
(ii)	$25.0 million under the Company’s Second Lien Credit Agreement and $0.5 million in prepayment fees; and

(2)      $133.9 million to repurchase or repay the Company’s equity securities, which included each of the following:

(i)	$102.1 million to repurchase 4,762,223 of the 5,413,437 shares of common stock issued on conversion of outstanding convertible subordinated notes and accrued interest thereon, and
(ii)	$31.8 million to repurchase 4,075,528 of the Company’s 4,289,028 remaining outstanding common stock purchase warrants.

(3)      The 592,466 shares of common stock sold by the selling stockholders in the underwritten public offering were issued concurrently with the public offering on conversion of $3.1 million principal amount of and accrued interest on outstanding convertible notes. In addition, also concurrently with the public offering, the holders of approximately $525,000 principal amount of and accrued interest on outstanding convertible notes converted the principal of and accrued interest on those notes into an aggregate of 117,507 shares of common stock.

As a consequence of the above transactions:

(A)	the Company’s outstanding indebtedness under its credit agreements with GECC was reduced by an aggregate of $29.0 million,
(B)	the Company’s outstanding indebtedness under its convertible notes and accrued interest thereon, which aggregated $40.9 million before the completion of the offering, was eliminated, and
(C)

the Company’s outstanding shares of common stock after reflecting those transactions increased by approximately 5.4 million shares and the Company’s stockholders’ equity increased by approximately $69.6 million.

Back to Index

(b)

During the period April 1, 2006 through May 8, 2006, options granted under the Company’s Incentive Option Plan to purchase an aggregate of 279,350 shares of common stock were exercised resulting in total proceeds to the Company of $1.7 million.

(c)	In addition, during the period April 1, 2006 through May 8, 2006, the holders of 180,000 warrants exercised those warrants and purchased 135,897 shares of the Company’s common stock.

Back to Index

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

As a result of the Company’s acquisition of Bobcat Pressure Control, Inc. (“Bobcat”) on December 16, 2005, which represents the Company’s introduction into the well intervention services business, the Company currently operates in two business segments: wireline services and well intervention services. The Company’s wireline segment includes the business conducted prior to the Bobcat acquisition, and its well intervention segment includes the business conducted by Bobcat post-acquisition.

As is discussed in Note 11. Subsequent Events to the Notes to Condensed Financial Statements, as a consequence of the completion on April 24, 2006 of the Company’s underwritten public offering of shares of its common stock, it repaid a total of $29.0 of indebtedness owing to GECC under its Senior Secured Credit Agreement and Second Lien Credit Agreement. In addition, an aggregate of $40.6 million of principal and accrued interest on the Company’s subordinated indebtedness was converted into 5,413,437 shares of the Company’s common stock. The Company repurchased out of the net proceeds from its public offering 5,295,930 of those shares issued on conversion of the principal and interest on the subordinated indebtedness, together with 1,104,094 shares that were outstanding prior to the offering, and repurchased 4,075,528 of its common stock purchase warrants out of a total of 4,289,028 common stock purchase warrants that remained outstanding at the time of the public offering. In addition, the 592,466 shares of common stock sold by the selling stockholders in the Company’s underwritten public offering were issued concurrently with the public offering on conversion of $3.1 million principal amount of and accrued interest on outstanding convertible notes. Also concurrently with the public offering, the holders of approximately $525,000 principal amount of and accrued interest on outstanding convertible notes converted the principal of and accrued interest on those notes into an aggregate of 117,507 shares of common stock. The effects of these transactions are not reflected in the discussion below.

Back to Index

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

During the three months ended March 31, 2006, approximately $20.7 million or 75.8% of the Company’s revenues were generated from wireline services and approximately $6.6 million or 24.2% of its revenues were generated from well intervention services. The Company’s revenues from wireline services during the quarter ended March 31, 2005 were approximately $14.4. Inasmuch as the Company entered the well intervention segment of its business in December 2005 with its acquisition of Bobcat, it had no revenues from this source in the quarter ended March 31, 2005. During the three months ended March 31, 2006, approximately 71.7% of the Company’s revenues were derived from onshore activities and approximately 28.3% of the Company’s revenues were derived from offshore activities. During the years ended December 31, 2005 and December 31, 2004, approximately 57.9% and 49.9%, respectively, of the Company’s revenues were derived from onshore activities and approximately 42.1% and 50.1%, respectively, of the Company’s revenues were derived from offshore activities.

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

Back to Index

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

Interest Expense. Interest expense consists of interest associated with the Company’s revolving line of credit, term loan, convertible notes and other debt as described in the notes to the Company’s financial statements contained elsewhere in this Report. As a result of the Company’s public offering completed on April 24, 2006, the Company’s debt levels, as a consequence of the application of the net proceeds from that offering, will be substantially lower than their levels as of March 31, 2006. In addition, the Company’s effective borrowing rate is substantially less than that associated with its outstanding convertible subordinated debt outstanding at March 31, 2006 which was converted to equity in connection with the public offering. Accordingly, subsequent to April 24, 2006, interest expense will be substantially lower than the levels of interest expense following the Company’s acquisition of Bobcat. Interest income primarily consists of interest earned on the Company’s cash balances.

Depreciation Expense. The Company’s depreciation expense is based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of the Company’s assets. The Company generally computes depreciation using the straight-line method.

Income Taxes. At December 31, 2005, the Company had approximately $29.3 million of net operating losses (“NOL’s”) available to offset future taxable income. A portion of these NOL’s will be available to reduce taxable income in 2006. However, a significant portion of these NOL’s are subject to IRS Section 382 limitations which restrict to the Company’s ability to use them to reduce taxable income.

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005 the Company has recorded a valuation allowance of $6.4 million against the gross deferred tax asset.

Back to Index

In assessing the realizability of deferred tax assets, management considers future reversals of existing deferred tax liabilities, projected future taxable income exclusive of temporary differences and available tax planning strategies. In 2005, the Company recorded a decrease in the valuation allowance of $8.2 million. The decrease was recorded as a $3.0 million reduction of the provision for income taxes and as a $5.2 million reduction of the deferred tax liability and goodwill associated with the acquisition of Bobcat.

Results of Operations

The following discussion includes the results of operations of Bobcat for the quarter ended March 31, 2006. For further information relating to the results of operations of Bobcat prior to the completion of the acquisition through September 30, 2005 and pro forma financial information reflecting the combined results of operations of the Company and Bobcat for the nine months ended September 30, 2005 and the year ended December 31, 2004, see the Company’s Amendment No. 1 to its Current Report on Form 8-K filed on February 22, 2006. See also Note 2 to the Notes to Financial Statements For the Years Ended December 31, 2005, 2004 and 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for the pro forma statements of operations of the Company and Bobcat for the years ended December 31, 2005 and 2004.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenues

The Company’s total revenues increased by approximately $12.9 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. This increase in revenues was primarily the result of improved pricing and increased utilization of the Company’s services due to the increase in well maintenance and drilling activity caused by higher natural gas and oil prices and the inclusion of revenues from the well intervention segment for the full quarter. The Company’s wireline segment revenue increased by $6.3 million for the period with the addition of eight wireline units during the year ended December 31, 2005 and five wireline units during the three months ended March 31, 2006. The Company’s well intervention segment revenues were $6.6 million for the period with its acquisition of Bobcat in December 2005.

The following table sets forth the Company’s revenues from its wireline service and well intervention service segments for the three months ended March 31, 2006 and 2005. The Company entered into the well intervention service segment in December 2005 with its acquisition of Bobcat and had no revenues from this segment during the three months ended March 31, 2005.

	Three Months Ended,

	2006	2005

Wireline segment revenues	$20,701,419	$14,447,772
Well intervention segment revenues	6,602,349	—

	$27,303,768	$14,447,772

Back to Index

The following is an analysis of the Company’s wireline segment operations for the quarters ended March 31, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
2005:
First Quarter	$14,448	$1,597	61	46

The following is an analysis of the Company’s well intervention segment operations for the quarters ended March 31, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
2005:
First Quarter	—	—	—	—

(1) Utilization represents number of days units were on location performing services

Operating Costs

The Company’s operating costs increased by approximately $5.8 million for the three months ended March 31, 2006 as compared to the same period of 2005. Operating costs were 55.6% of revenues for the three months ended March 31, 2006, as compared to 65.1% of revenues for the same period of 2005. The decrease in operating costs as a percentage of revenues was primarily the result of the higher utilization and pricing in the quarter ended March 31, 2006 compared with 2005 as well as the contribution to income from operations from the well intervention segment. Salaries and benefits increased by approximately $3.3 million for the quarter ended March 31, 2006, as compared to the same period in 2005. Total number of employees increased from 340 at March 31, 2005 and 480 at December 31, 2005 to 497 at March 31, 2006. The increase in salaries and benefits is primarily due to the increase in the number of employees in 2006 versus 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.4 million for the three months ended March 31, 2006. As a percentage of revenues, selling, general and administrative expenses decreased to 12.9% for the three months ended March 31, 2006, from 14.9% in for the same period in 2005 due to relatively constant expenses and increased revenues which offset increases in insurance, professional fees and stock compensation expense.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.4 million for the three months ended March 31, 2006. The increase was primarily due to the Bobcat acquisition and the amortization of intangible assets acquired in the Bobcat acquisition.

Back to Index

Interest Expense

Interest expense and amortization of debt discount increased by approximately $1.0 million for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in interest expense is primarily attributable to the increase in the Company’s senior debt outstanding as a result of the Bobcat acquisition in December 2005.

Other Income

Other income increased by approximately $8,000 for the three months ended March 31, 2006, as compared to the same period in 2005.

Income Taxes

The provision for income taxes was approximately $1.5 million for the three months ended March 31, 2006 and $0 in the same period of 2005. The Company utilized available NOL’s to substantially reduce the amount of taxes payable. However, no change in the valuation allowance occurred during the period ended March 31, 2006. For the period ended March 31, 2005, the Company recorded a decrease in the valuation allowance which resulted in the provision for income taxes being reduced to $0.

Net Income

Net income for the three months ended March 31, 2006 was approximately $2.5 million compared with net income of approximately $646,000 for the same period of 2005. The improved results for the three months ended March 31, 2006 over the same period in 2005 was primarily the result of an increase in revenues reflecting an increase in demand for the Company’s services which resulted in improved pricing and utilization of the Company’s wireline and well intervention services.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, such as expanding its wireline and well intervention services, geographic expansion, acquiring and upgrading trucks, skids and snubbing units, the addition of complementary service lines and funding general working capital needs. In addition, the Company needs capital to fund strategic business acquisitions. The Company’s primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt. Upon completion of the Company’s public offering in April 2006, the Company anticipates that it will rely on cash generated from operations, borrowings under its revolving credit facility and possible debt and equity offerings to satisfy its liquidity needs. The Company believes that with the current and anticipated operating environment of the natural gas and oil industry, it will be able to meet its liquidity requirements for the remainder of 2006. In addition to funding operating expenses, cash requirements for 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. The Company’s planned growth initiatives are expected to require capital expenditures of in excess of $100.0 million through approximately December 31, 2008. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in the Company’s industry, and general financial, business and other factors, some of which are beyond the Company’s control.

Back to Index

At March 31, 2006, the Company’s outstanding indebtedness included primarily senior indebtedness aggregating approximately $58.1 million, other indebtedness of approximately $3.8 million and approximately $40.9 million (including approximately $19.0 million of accrued interest) owing primarily to the holders of subordinated notes. As a result of the completion of the underwritten offering of shares of its common stock and the application of the net proceeds and the conversion of outstanding subordinated indebtedness into equity subsequent to March 31, 2006, the Company’s senior secured indebtedness was reduced by approximately $29.0 million and its subordinated indebtedness, including accrued interest, was eliminated. See Note 11. Subsequent Events to the Notes to Condensed Financial Statements for a further discussion of these transactions.

Cash provided by the Company’s operating activities was approximately $3.4 million (including a use of cash of $3.5 million for financing of the Company’s insurance premiums) for the three months ended March 31, 2006 as compared to cash provided of approximately $1.8 million for the same period in 2005. The increase in cash provided by operating activities was due mainly as a result in the increase in demand for the Company’s services. During the three months ended March 31, 2006, investing activities used cash of approximately $7.9 million for the acquisition of property, plant and equipment as compared to $2.0 million for the same period in 2005. During the three months ended March 31, 2006, financing activities used cash of approximately $1.2 million for principal payments on debt offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $6.7 million. During the three months ended March 31, 2005, financing activities used cash of approximately $1.3 million for principal payments on debt offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $1.4 million.

The Company and the former holders of the equity securities purchased by the Company out of the proceeds of the Company’s public offering are currently in discussions regarding the allocation of fees and expenses related to the offering in arriving at the amount payable to the former holders. The Company believes that any additional amount determined to be payable to such persons would not be material to its financial condition.

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

Back to Index

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

Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering. The Company must apply the net proceeds from any sale of its stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. If the Company issues any shares of common stock, other than as described above, or any debt at any time, the Company is required to prepay the loans outstanding under the Senior Secured Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs. The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to 75% of the Company’s excess cash flow, as defined, for the immediately preceding fiscal year.

Under the Senior Secured Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants, including, among others, a prohibition on merging with, acquiring all or substantially all the assets or stock of, or otherwise combining with or acquiring, another person, incurring any indebtedness other than specified permitted indebtedness, and making any restricted payments, including payment of dividends, stock or warrant redemptions, repaying subordinated notes, except as otherwise permitted under the Senior Secured Credit Agreement. The financial covenants:

•

prohibit the Company from making capital expenditures in the fiscal year ending December 31, 2006 in excess of an aggregate of $10.0 million and in any fiscal year thereafter in an aggregate amount exceeding $6.5 million (excluding amounts financed under its capital expenditure loan facility), plus in any subsequent period the amount by which the permitted amount of capital expenditures exceeds the amount of capital expenditures expended in the prior period.

Back to Index

•

Require the Company to have at the end of each fiscal quarter and for the 12-month period then ended, a ratio of (a) EBITDA minus capital expenditures paid in cash during such period, excluding capital expenditures financed under the Senior Secured Credit Agreement, minus income taxes paid in cash during such period to (b) fixed charges including, with certain exceptions, the total of principal and interest payments during such period, of not less than 1.5:1.0. For the purpose of calculating the ratio for the fiscal quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, EBITDA and fixed charges are to be measured for the period commencing on January 1, 2006 and ending on the last day of such fiscal quarter.

•

Require the Company to have, at the end of each fiscal month, a ratio of funded debt to EBITDA as of the last day of such fiscal month and for the 12-month period then ended of not more than the following:

•	2.25:1.00 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	2.25:1.00 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	2.00:1.00 for the fiscal months ending on July 31, 2006 through March 31, 2007; and
•	1.75:1.00 for each fiscal month ending thereafter.
•	Require the Company to have, at the end of each fiscal month, EBITDA for the 12-month period then ended of not less than the following:
•	$33,000,000 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	$33,000,000 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	$34,000,000 for the fiscal months ending on July 31, 2006 through December 31, 2006; and
•	$35,000,000 for each fiscal month ending thereafter.

Events of default under the Senior Secured Credit Agreement include, among others and subject to certain limitations,

•

the failure to make any payment of principal, interest, or fees when due and payable or to pay or reimburse GECC for any expense reimbursable under the Senior Secured Credit Agreement within ten days of demand for payment,

•

the failure to perform the covenants under the Senior Secured Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title for equipment, delivery of certain post-closing documents, and maintenance of compliance with the Senior Secured Credit Agreement’s negative covenants,

•

the failure to deliver to the lenders monthly un-audited, quarterly un-audited and annual audited financial statements, an annual operating plan, and other reports, certificates and information as required by the Senior Secured Credit Agreement,

•	the failure to perform any other provision of the Senior Secured Credit Agreement (other than those set forth above) which nonperformance remains un-remedied for 20 days or more,
•

a default or breach under any other agreement or instrument to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause indebtedness in excess of $250,000 to become due prior to its stated maturity,

Back to Index

•

any information in a borrowing base certificate or any representation or warranty or certificate or in any written statement report, or financial statement delivered to GECC being untrue or incorrect in any material respect,

•	a change of control, as defined, of the Company,
•	the occurrence of an event having a material adverse effect, as defined,
•	the initiation of insolvency, bankruptcy or liquidation proceedings,
•	any final judgment for the payment of money in excess of $250,000 is outstanding against the Company and is not within thirty days discharged, stayed or bonded pending appeal,
•	any material provision of or lien under any document relating to the Senior Secured Credit Agreement ceases to be valid,
•	the attachment, seizure or levy upon of the Company’s assets which continues for 30 days or more, and
•	William Jenkins ceases to serve as the Company’s chief executive officer, unless otherwise agreed by GECC.

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

Reference is made to the Senior Secured Credit Agreement filed as an exhibit to the Company’s Current Report on Form 8-K for December 16, 2005 and amendments thereto filed as exhibits to the Company’s Current Report on Form 8-K for April 18, 2006 for a complete statement of the terms and conditions.

Second Lien Credit Agreement

On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan of $25.0 million. The annual interest rate on borrowings under the term loan was 6.0% above the index rate, as defined above. The loan under the Second Lien Credit Agreement was collateralized by a junior lien against substantially all of the Company’s assets, subordinate to the lien under the Senior Secured Credit Agreement. Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price. This loan was repaid on April 25, 2006 out of the net proceeds from the Company’s underwritten public offering of common stock.

Back to Index

Significant Accounting Policies

The Company’s Discussion and Analysis of Financial Condition and Results of Operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for bad debts, inventory, long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in Note 4 of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)), as more fully described in Note 2 to the financial statements.

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

Forward-looking statements include, but are not limited to, the matters described under Item 1A. Risk Factors as risk factors, as well as under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Qualitative and Quantitative Disclosures About Market Risk. Such forward-looking statements relate to the Company’s ability to generate revenues and maintain profitability and cash flow, the stability and level of prices for natural gas and oil, predictions and expectations as to the fluctuations in the levels of natural gas and oil prices, pricing in the natural gas and oil services industry and the willingness of customers to commit for natural gas and oil well services, the Company’s ability to implement its intended business plans, which include, among other things, the implementation of its previously announced growth initiatives and business strategy and goals, the Company’s ability to raise additional debt or equity capital to meet its requirements and to implement its intended growth initiatives and to obtain additional financing to fund that growth when required, the Company’s ability to maintain compliance with the covenants of its credit agreement and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to compete in the premium natural gas and oil services market, the Company’s ability to re-deploy its equipment among regional operations as required, the Company’s ability to provide services using state of the art tooling and its ability to successfully integrate and operate the well intervention operations acquired from Bobcat.

Back to Index

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

Material declines in the prices for natural gas and oil can be expected to adversely affect the Company’s revenues. The Company cautions readers that various risk factors described in this Quarterly Report could cause the Company’s operating results and financial condition to differ materially from those expressed in any forward-looking statements it makes and could adversely affect the Company’s financial condition and the Company’s ability to pursue its business strategy and plans. Risk factors that could affect the Company’s revenues, profitability and future business operations, among others, are set forth under Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the Company’s Senior Secured Credit Agreement and its Second Lien Credit Agreement with General Electric Capital Corporation entered into on December 16, 2005, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company’s level of borrowings from GECC at December 31, 2005 remained unchanged throughout 2006, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2005 prevailed throughout the year 2006, it would increase the Company’s 2006 interest expense by approximately $552,000.

Back to Index

On April 24, 2006, the Company repaid its Second Lien Credit Agreement in full and reduced its outstanding indebtedness under its Senior Secured Credit Agreement by approximately $4.0 million. The foregoing does not reflect this reduction in outstanding indebtedness.

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

Back to Index

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRIOR ENERGY SERVICES CORPORATION
(Registrant)
Date: May 12, 2006	/S/ William L. Jenkins

William L. Jenkins President and Chief Executive Officer

/S/ Ronald Whitter

Ronald Whitter Chief Financial Officer