Form 10-Q
period 2006-06-30
Warrior Energy Services CORP
filed 2006-08-11
CIK 839871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006; or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________ .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2006, 11,072,265 shares of the Registrant's Common Stock, $.0005 par value, were outstanding.

Back to Contents

WARRIOR ENERGY SERVICES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheets – June 30, 2006
	and December 31, 2005	4

	Unaudited Condensed Statements of Operations –
	Three Months Ended June 30, 2006 and
	June 30, 2005	5

	Unaudited Condensed Statements of Operations – Six Months
	Ended June 30, 2006 and June 30, 2005	6

	Unaudited Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2006 and
	June 30, 2005	7

	Unaudited Condensed Statement of Stockholders’ Equity –
	Six Months Ended June 30, 2006	8

	Unaudited Notes to Condensed Financial Statements –
	Six Months Ended June 30, 2006 and
	June 30, 2005	9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 6.	Exhibits	32

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Warrior Energy Services Corporation
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,601,039	$701,031
Restricted cash	2,428,327	214,813
Accounts receivable, less allowance of $921,341 and $973,143, respectively	25,567,741	19,998,282
Other receivables	224,466	215,629
Prepaid expenses	2,985,027	7,314
Other current assets	2,308,599	1,969,273

Total current assets	36,115,199	23,106,342

Property, plant and equipment, less accumulated depreciation	45,756,462	31,750,477
Other assets	7,824,041	3,001,036
Goodwill	14,040,182	14,040,182
Other intangible assets, net	28,457,005	29,735,923

Total assets	$132,192,889	$101,633,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,240,896	$6,699,944
Accrued salaries and vacation	1,866,887	2,926,975
Other accrued expenses	560,809	1,866,159
Accrued interest payable	551,487	282,337
Current maturities of long-term debt	16,916,455	5,168,880

Total current liabilities	30,136,534	16,944,295

Long-term debt, less current maturities	26,968,177	51,252,352
Non current accrued interest payable to related parties	—	18,150,795
Notes payable to related parties	—	21,902,375
Deferred taxes	12,485,325	8,955,590

Total liabilities	69,590,036	117,205,407

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0005 par value, 2,500,000 shares authorized,
none issued at June 30, 2006 or December 31, 2005	—	—
Common stock, $.0005 par value, 35,000,000 shares authorized,
11,058,978 and 2,342,125 shares issued and outstanding June 30,
2006 and December 31, 2005, respectively	16,068	11,709
Additional paid-in capital	92,057,635	21,698,506
Accumulated deficit	(29,470,850)	(36,698,269)
Treasury stock, at cost	—	(583,393)

Total stockholders' equity (deficit)	62,602,853	(15,571,447)

Total liabilities and stockholders' equity (deficit)	$132,192,889	$101,633,960

See accompanying notes to the condensed financial statements.

Back to Contents

Warrior Energy Services Corporation
Condensed Statements of Operations
For the three months ended June 30, 2006 and June 30, 2005
(Unaudited)

	June 30, 2006	June 30, 2005

Revenues
Wireline	$24,299,153	$19,709,482
Well intervention	8,211,053	—
	32,510,206	19,709,482

Operating costs
Wireline	12,751,178	10,858,832
Well intervention	3,744,593	—
Corporate	571,546	362,742

	17,067,317	11,221,574

Selling, general and administrative expenses	3,984,754	2,244,690

Depreciation and amortization	2,771,086	1,279,451

Income from operations	8,687,049	4,963,767

Interest expense	1,133,221	962,212

Net gain on sale of fixed assets	5,250	12,641

Other income (expense)	31,378	(215,181)

Income before income taxes	7,590,456	3,799,015

Provision for income taxes	2,819,718	85,445

Net income	$4,770,738	$3,713,570

Net income per share – basic	$.55	$2.97

Net income per share – diluted	$.45	$2.97

See accompanying notes to the condensed financial statements.

Back to Contents

Warrior Energy Services Corporation
Condensed Statements of Operations
For the six months ended June 30, 2006 and June 30, 2005
(Unaudited)

	June 30, 2006	June 30, 2005

Revenues
Wireline	$45,000,572	$34,157,254
Well intervention	14,813,402	—

	59,813,974	34,157,254

Operating costs
Wireline	24,290,607	20,028,817
Well intervention	6,877,650	—
Corporate	1,075,666	600,158

	32,243,923	20,628,975

Selling, general and administrative expenses	7,517,000	4,404,070

Depreciation and amortization	5,468,990	2,563,107

Income from operations	14,584,061	6,561,102

Interest expense	3,132,437	1,923,795

Net gain on sale of fixed assets	6,750	12,641

Other income (expense)	50,229	(204,629)

Income before income taxes	11,508,603	4,445,319

Provision for income taxes	4,281,184	85,445

Net income	$7,227,419	$4,359,874

Net income per share – basic	$1.30	$3.49

Net income per share – diluted	$.98	$3.49

See accompanying notes to the condensed financial statements

Back to Contents

Warrior Energy Services Corporation
Condensed Statement of Stockholders’ Equity
For the six months ended June 30, 2006
(Unaudited)

	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Deficit	Shares	Cost	Total

Balance, December 31, 2005	2,341,663	$11,709	$21,698,506	$(36,698,269)	462	$(583,393)	$(15,571,447)

Net income for the period	—	—	—	7,227,419	—	—	7,227,419

Shares issued upon conversion of indebtedness	5,413,437	2,707	40,598,069	—	—	—	40,600,776

Shares issued upon conversion of warrants	1,531,744	766	(766)	—	—	—	—

Public offering, net of expenses	8,860,534	4,430	187,995,495	—	—	—	187,999,925

Shares issued upon exercise of options	374,000	187	2,445,962	—	—	—	2,446,149

Repurchase of shares issued in conversion indebtedness	—	—	—	—	7,462,400	(160,395,697)	(160,395,697)

Retirement of treasury shares	(7,462,400)	(3,731)	(160,975,359)	—	(7,462,862)	160,979,090	—

Stock compensation expense	—	—	295,728	—	—	—	295,728

Balance, June 30, 2006	11,058,978	$16,068	$92,057,635	$(29,470,850)	—	$—	$62,602,853

See accompanying notes to the condensed financial statements

Back to Contents

Warrior Energy Services Corporation
Condensed Statements of Cash Flows
For the six months ended June 30, 2006 and June 30, 2005
(Unaudited)

	June 30, 2006	June 30, 2005

Cash flows from operating activities:	$9,521,833	$6,385,454

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(17,785,123)	(4,443,385)
Deposits made on acquisition of property, plant and equipment	(5,140,104)
Increase in restricted cash	(2,213,514)	(1,038,911)
Proceeds from sale of property, plant and equipment	6,750	15,062

Cash used in investing activities	(25,131,991)	(5,467,234)
Cash flows from financing activities:
Debt issuance costs	(3,610)	—
Proceeds from exercise of options	2,446,149
Proceeds from public offering, net of expenses	187,999,925	—
Convertible debt and warrants repurchased	(160,395,697)
Proceeds from bank and other borrowings	12,271,355	573,252
Principal payments on long-term debt, notes payable and
capital lease obligations	(34,195,402)	(2,526,159)
Proceeds from working revolver, net	9,387,446	261,303

Cash provided by (used in) financing activities	17,510,166	(1,691,604)

Net decrease in cash and cash equivalents	1,900,008	(773,384)
Cash and cash equivalents, beginning of period	701,031	2,647,980

Cash and cash equivalents, end of period	$2,601,039	$1,874,596

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,315,680	$236,631

Income taxes	$940,000	$—

Non-cash investing activities:
Shares issued upon conversion of indebtedness	$40,600,776	$—

See accompanying notes to the condensed financial statements.

Back to Contents

WARRIOR ENERGY SERVICES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies. As a result of the Company’s acquisition of Bobcat Pressure Control, Inc. (“Bobcat”) on December 16, 2005, which represents the Company’s introduction into the well intervention services business, the Company currently operates in two business segments: wireline services and well intervention services. The Company’s wireline segment includes the business conducted prior to the Bobcat acquisition, and its well intervention segment includes the business conducted by Bobcat post-acquisition. The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well. The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services. In conjunction with its well intervention segment operations, in the third quarter of 2006, the Company expects to begin taking delivery of approximately 20 coiled tubing, nitrogen pumping and fluid pumping units with delivery of all the units expected before the end of 2007. All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

2.      Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement 123 (revised 2004) (Statement 123(R)), Share-Based Payment,which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

Back to Contents

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

The Company’s pre-tax compensation cost for stock-based employee compensation was $193,128 ($121,284 after tax effects) for the three months ended June 30, 2006 and $295,728 ($185,717 after tax effects) for the six months ended June 30, 2006. As a result of the adoption of Statement 123(R), the Company’s financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Income before income taxes	$193,128	$295,728

Net income	$121,284	$185,717

Basic earnings per common share	$0.01	$0.03

Diluted earnings per common share	$0.01	$0.03

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

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and six-month periods ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income:
Net income, as reported	$3,713,570	$4,359,874
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17,848)	(35,696)

Pro forma net income	$3,695,722	$4,324,178
Basic and diluted earnings per common share:
As reported	$2.97	$3.49
Pro forma	$2.96	$3.46

Back to Contents

The fair value of options granted during the six months ended June 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.
June 30, 2006

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

2000 Stock Incentive Plan
The Company has adopted a Stock Incentive Plan with a remaining total of 541,750 shares available for award at June 30, 2006. Delivery of shares or vesting of options, and the associated compensation expense, is spread equally over the vesting period of the grant and is subject to the employee’s continued employment by the Company. Option grants under the 2000 Stock Incentive Plan have a contractual life of up to ten years. Grants vest at various times under the Plan. At June 30, 2006, all options granted under the Plan are fully vested with the exception of those options granted in 2006. To qualify as incentive stock options under the Internal Revenue Code, options must be granted with an exercise price of not less than the fair market value on the date of grant. The Plan terminates on December 31, 2006.

Back to Contents

The following is a summary of the changes in outstanding options for the six months ended June 30, 2006:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)

Outstanding at December 31, 2005	1,060	$7.51	52 Months
Granted	156	$7.50	114 Months
Exercised	390	$7.50	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at June 30, 2006	826	$7.51	52 Months	$16,619

Vested or expected to vest at end of period	682	$7.51	52 Months	$13,722

Exercisable at end of period	682	$7.51	52 Months	$13,722

The weighted-average grant-date fair value of share options granted during the six months ended June 30, 2006 was $12.67.

The following is a summary of the changes in non-vested shares for the six months ended June 30, 2006:

	Shares (000)	Weighted Average Grant-Date Fair Value

Non-vested shares at December 31, 2005	—	—
Granted	156	$12.67
Vested	—	—
Forfeited	—	—

Non-vested shares at June 30, 2006	156	$12.67

Other information

As of June 30, 2006, the Company has $1.6 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 3 years.

Back to Contents

3.      Earnings Per Share

     The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended,

	June 30, 2006			June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income per share – basic	$4,770,738	8,679,444	$0.55	$3,713,570	1,249,953	$2.97

Net income per share – diluted	$4,770,738	10,718,967	$0.45	$3,713,570	1,249,953	$2.97

	For the Six Months Ended,

	June 30, 2006			June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income per share – basic	$7,227,419	5,545,412	$1.30	$4,359,874	1,249,953	$3.49

Net income per share – diluted	$8,048,758	8,177,618	$0.98	$4,359,874	1,249,953	$3.49

	For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2006

	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share

Basic EPS
Net income	$4,770,738	8,679,444	$0.55	$7,227,419	5,545,142	$1.30
Effects of dilutive securities
Options to purchase common stock		716,491			464,991
Warrants to purchase common stock		328,397			526,748
Convertible debt		994,635			1,640,738
Interest on convertible debt	—			821,339

Net income adjusted for interest expense of
assumed conversion of convertibe debt	$4,770,738	10,718,967	$0.45	$8,048,758	8,177,619	$0.98

     Options and warrants to purchase 859,050 and 8,135,918 shares of common stock at prices ranging from $7.50 to $26.30 were outstanding at June 30, 2006 and 2005, respectively. These shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 as the effect would be anti-dilutive. Of the 859,050 options and warrants outstanding at June 30, 2006, all but 500 are exercisable at $7.50 (see Note 7).

     Convertible debt instruments, including convertible interest, which would result in the issuance of 5,546,153 shares of common stock if the conversion features were fully exercised, were outstanding at June 30, 2005. These shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 as the effect would be anti-dilutive. No such convertible debt instruments were outstanding at June 30, 2006 (see Note 7).

Back to Contents

4.      Indebtedness

Senior Secured Credit Agreement

          On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with General Electric Capital Corporation (“GECC”), providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

•	a revolving credit facility of up to $15.0 million ($5.4 million available at June 30, 2006), but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and

•	a one-year capital expenditure loan facility of up to $5.0 million (fully drawn at June 30, 2006), but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

     GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on December 16, 2006, unless earlier terminated under the terms of the Senior Secured Credit Agreement.

     Interest Rates. The annual interest rate on borrowings under the revolving loan facility is 0.75% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facility is 2.25% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. The interest rate margin above the index rate may be adjusted from time to time on a quarterly basis based on the Company’s ratio of its funded debt to EBITDA (“EBITDA” is defined as net income (loss) plus interest expense, depreciation and amortization, deferred income taxes and other non-cash items) for the trailing twelve months prior to the determination. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins of 2.25% on the revolving loan and 3.75% on the term loan and capital expenditure loan. At June 30, 2006 the interest rates were 9.00%, 9.27% and 10.50% for the revolving loan, term loan and capital expenditure loan, respectively.

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

Back to Contents

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

          The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to seventy-five percent 75% of the Company’s excess cash flow for the immediately preceding fiscal year. At June 30, 2006 no excess cash flow payment is due.

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

     At June 30, 2006, the Company is in compliance with all covenants under its Senior Secured Credit Agreement.

Second Lien Credit Agreement

          On December 16, 2005, the Company entered into the Second Lien Credit Agreement with GECC, providing for a term loan $25.0 million. The annual interest rate on borrowings under the term loan was 6.0% above the index rate, as defined above. Initial borrowings under the Second Lien Credit Agreement advanced on December 16, 2005 of $25.0 million were used to pay a portion of the Bobcat acquisition purchase price. The indebtedness outstanding under the Second Lien Credit Agreement was repaid in full, including prepayment fees, on April 25, 2006 out of the net proceeds of the Company’s underwritten public offering of shares of its common stock.

Subordinated Indebtedness.

     Through April 24, 2006, the Company had outstanding principal of and accrued interest on subordinated indebtedness of approximately $40.9 million. Of this indebtedness, $40.6 million of principal and accrued interest was converted into 5,413,437 shares of common stock at the closing of the Company’s public offering on April 24, 2006 and all but 117,507 of the shares issued were repurchased by the Company out of the net proceeds of the public offering and retired. The outstanding principal bore interest at 15% per annum. The principal and accrued interest was convertible into shares of the Company’s common stock at a per share conversion price of $7.50.

Back to Contents

5.      Commitments and Contingencies

    The Company and the former holders of the equity securities purchased by the Company out of the proceeds of the Company’s public offering are currently in discussions regarding the allocation of fees and expenses related to the offering in arriving at the amount payable to the former holders. The Company believes it has meritorious defenses to the claims on which the discussions are based and that any additional amount determined to be payable to such persons would not be material to the Company. The amount in discussion with such persons ranges up to $2.7 million with the Company’s position being that it has properly allocated the fees and expenses to the former holders and nothing further is owing to such persons.

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

     The accounting policies of the reportable segments are the same as those described in Note 4 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005. The Company evaluates the performance of its operating segments based on operating income and EBITDA. Segment information for the three and six months ended June 30, 2006 as well as for certain corporate expenses not allocated to the individual operating segments is as follows:

		Well
For the Three Months Ended June 30, 2006	Wireline	Intervention	Corporate	Total

Segment revenues	$24,299,153	$8,211,053	$—	$32,510,206
Segment operating and sg&a expenses	$14,155,965	$4,400,929	$2,495,177	$21,052,071
Segment depreciation and amortization	$1,229,582	$1,247,953	$293,551	$2,771,086
Segment operating income	$8,913,606	$2,562,171	$(2,788,728)	$8,687,049
Segment EBITDA (1)	$10,143,188	$3,810,124	$(2,495,177)	$11,458,135
Segment assets	$70,035,068	$58,542,032	$3,615,789	$132,192,889
Segment goodwill	$1,237,417	$12,802,765	$—	$14,040,182

(1) Reconciliation of EBITDA with net income:
Net income	4,770,738
Plus provision for income taxes	2,819,718
Minus other income	(31,378)
Minus gain on sale of fixed assets	(5,250)
Plus interest expense	1,133,221
Plus: depreciation and amortization	2,771,086

EBITDA	11,458,135

Back to Contents

		Well
For the Six Months Ended June 30, 2006	Wireline	Intervention	Corporate	Total

Segment revenues	$45,000,572	$14,813,402	$—	$59,813,974
Segment operating and sg&a expenses	$27,083,378	$7,899,416	$4,778,129	$39,760,923
Segment depreciation and amortization	$2,490,466	$2,448,787	$529,737	$5,468,990
Segment operating income	$15,426,728	$4,465,199	$(5,307,866)	$14,584,061
Segment EBITDA (1)	$17,917,194	$6,913,986	$(4,778,129)	$20,053,051
Segment assets	$70,035,068	$58,542,032	$3,615,789	$132,192,889
Segment goodwill	$1,237,417	$12,802,765	$—	$14,040,182

(1) Reconciliation of EBITDA with net income:
Net income	7,227,419
Plus provision for income taxes	4,281,184
Minus other income	(50,229)
Minus gain on sale of fixed assets	(6,750)
Plus interest expense	3,132,437
Plus: depreciation and amortization	5,468,990

EBITDA	20,053,051

Wireline Segment. The Company’s wireline segment accounted for 74.7% and 75.2% of its revenues for the three and six months ended June 30, 2006, respectively. The Company operated a fleet of 60 cased-hole wireline trucks, 15 offshore wireline skids and four plug and abandonment (“P&A”) packages as of June 30, 2006. Specific wireline services include: logging services such as cement bond evaluation, production logging and other measurements; pipe recovery services; and perforating and mechanical services such as setting plugs and packers. Other services in the wireline segment include P&A services, which are used at the end of a well’s productive life, and tubing conveyed perforating (“TCP”), which is a method of perforating the casing in order to open the flow path in a well for hydrocarbons.

     The following is an analysis of the Company’s wireline segment operations for the first two quarters of 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
Second Quarter	$24,299	$8,913	77	52

2005:
First Quarter	$14,448	$1,597	61	46
Second Quarter	$19,709	$4,964	65	50

Well Intervention Segment. The Company’s well intervention segment accounted for 25.3% and 24.8% of revenues for the three and six months ended June 30, 2006, respectively. The Company included well intervention revenues from the date of acquisition on December 16, 2005 only. The Company operated a fleet of 15 snubbing units as of June 30, 2006. The Company’s well intervention segment also includes other related oil field services, such as freezing services, hot tapping services, rental tools and fishing services.

Back to Contents

     The following is an analysis of the Company’s well intervention segment operations for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
Second Quarter	$8,211	$2,562	15	47

2005:
First Quarter	—	—	—	—
Second Quarter	—	—	—	—

(1) Utilization represents number of days units were on location performing services

7.      Related Party Transactions

     Through April 24, 2006, the closing date of a public offering of securities by the Company, the Company had outstanding notes payable to SJMB, L.P. (“SJMB”) and St. James Capital Partners, L.P. (“SJCP”) and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively “the St. James Partnerships”). Both the chairman and an employee of SJMB, L.L.C., the general partner of SJMB, served on the Company’s Board of Directors through 12:01 AM on April 19, 2006. Through that time, such persons were the chairman and an employee of St. James Capital Corp., which was then the general partner of SJCP. At April 24, 2006 and June 30, 2005, notes due to the St. James Partnerships totaled $21.9 million and $23.0 million, respectively. The notes bore interest at 15% and were convertible into shares of common stock at a conversion price of $7.50 per share. The principal and accrued interest on this indebtedness was converted into 5,413,437 shares of common stock at a conversion price of $7.50 per share on April 24, 2006 and all but 117,507 of the shares issued were repurchased by the Company out of the net proceeds of the public offering.

8.      Equity Offering and Issuance of Common Stock

     In April 2006, the Company completed a public offering of approximately 8.9 million shares of its common stock at $23.50 per share. Raymond James, Simmons & Company, International and Johnson Rice & Company, L.L.C. were the underwriters. The Company received proceeds, net of underwriting commissions of approximately $193.6 million ($21.85 per share) and paid approximately $5.6 million in related offering expenses. From the proceeds of the offering, the Company repurchased all its outstanding related party promissory notes and interest in April 2006, which were converted to equity in conjunction with the offering. The Company was also able to reduce its outstanding indebtedness by approximately $29.1 million. A reconciliation of the use of proceeds is as follows (in thousands, except share data) (unaudited):

Back to Contents

Shares issued upon completion of public offering	8,860,534
Shares issued upon conversion of convertible debt	5,413,437
Shares issued upon conversion of warrants	1,358,508
Shares repurchased from proceeds of offering	(7,462,400)

Net shares issued from completion of offering	8,170,079

Proceeds from sale of securities	$193,647
Less fees and expenses	($5,647)

Total proceeds available	$188,000

Use of proceeds:
Shares repurchased from conversion of convertible debt	($160,396)
Repayment of indebtedness	($29,057)

Total payment of proceeds	($189,453)

Excess working capital used	($1,453)

     The Company and the former holders of the equity securities purchased by the Company out of the proceeds of the Company’s public offering are currently in discussions regarding the allocation of fees and expenses related to the offering in arriving at the amount payable to the former holders. The Company believes that any additional amount determined to be payable to such persons would not be material to its financial condition. See further discussion at footnote 5.

     Also, during the period April 1, 2006 through June 30, 2006, options granted under the Company’s Incentive Option Plan to purchase an aggregate of 374,000 shares of common stock were exercised resulting in total proceeds to the Company of $2.4 million.

     In addition, during the period April 1, 2006 through June 30, 2006, the holders of 180,000 warrants exercised those warrants and purchased 135,897 shares of the Company’s common stock.

9.	Income Taxes

     The difference between the statutory rate and the effective rate relates primarily to state income taxes. The Company has federal tax net operating loss carryforwards (NOLs) that unless utilized, expire at various dates through 2024. The Company’s utilization of NOLs is subject to a number of uncertainties including the ability to generate future taxable income. In addition, the Company has been subject to a number of “ownership changes” as defined under Internal Revenue Code Section 382. Section 382 imposes additional limitations on utilization of certain of the Company’s NOLs. As a result, the Company has provided a valuation allowance on a portion of its NOLs which are more likely than not to be unavailable for use due to these limitations. The Company currently anticipates that it will begin paying income taxes on its earnings in the last half of 2006.

Back to Contents

10.      Recently Issued Accounting Pronouncements

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements would not be material.

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

     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109”.  FIN 48 clariﬃes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

Back to Contents

11.       Subsequent Event

     In July 2006, the Company modified the grant of stock options to an officer and director of the Company. The modification replaces the issuance of 150,000 stock options with an exercise price of $7.50 and a three year vesting with the issuance of 10,000 stock options with an exercise price of $21.10 and a four year vesting and the granting of 96,682 shares of restricted stock with a four year vesting, both vesting periods beginning January 1, 2007. The modification of the grant does not materially impact the Company’s financial statements for the periods presented in this report.

     In July 2006, the Company also approved the granting of 250,500 shares of restricted stock to current employees with a four year vesting period.

Back to Contents

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies. The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well. The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services. In the third quarter of 2006 the Company expects to begin taking delivery of coiled tubing, nitrogen pumping and fluid pumping units, which will be operated as part of the Company’s well intervention division. All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

     The Company’s results of operations are affected primarily by the extent of utilization and rates paid for its wireline and well intervention services, which is dependent upon the upstream spending by the natural gas and oil exploration and production companies that comprise its client base. The Company derives a majority of its revenues from services supporting production from existing natural gas and oil operations. Demand for these production-related services is less volatile than drilling-related services and tends to remain more stable, as ongoing maintenance spending is required to sustain production. As natural gas and oil prices reach higher levels, demand for the Company’s production-related services generally increases as its customers engage in more well servicing activities relating to existing wells to maintain or increase natural gas and oil production from those wells. Because some of the Company’s services are required to support drilling activities, the Company is subject to changes in capital spending by its customers as natural gas and oil prices increase or decrease.

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

Back to Contents

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

     The Company’s services are generally provided at a price based on bids submitted which in turn are based on the Company’s current pricing, equipment and crew availability and customer location and the nature of the service to be provided. These services are routinely provided to the Company’s customers and are subject to the customers’ time schedule, weather conditions, availability of the Company’s personnel and complexity of the operation. The Company’s wireline services generally take one to three days to perform while its well intervention services can take up to two weeks or longer to perform. Service revenues are recognized at the time services are performed.

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

     During the three and six months ended June 30, 2006, approximately $24.3 million or 74.7% and $45.0 million or 75.2% of the Company’s revenues were generated from wireline services, respectively and approximately $8.2 million or 25.3% and $14.8 million or 24.8% of its revenues were generated from well intervention services, respectively. The Company’s revenues from wireline services during the three and six months ended June 30, 2005 were approximately $19.7 million and $34.2 million, respectively. Inasmuch as the Company entered the well intervention segment of its business in December 2005 with its acquisition of Bobcat, it had no revenues from this source in the three and six months ended June 30, 2005. During the three and six months ended June 30, 2006, approximately 71.0% and 71.7%, respectively, of the Company’s revenues were derived from onshore activities and approximately 29.0% and 28.3%, respectively, of the Company’s revenues were derived from offshore activities. During the years ended December 31, 2005 and December 31, 2004, approximately 57.9% and 49.9%, respectively, of the Company’s revenues were derived from onshore activities and approximately 42.1% and 50.1%, respectively, of the Company’s revenues were derived from offshore activities.

Back to Contents

Cost and Expenses

     Operating Costs. The Company’s operating costs are comprised primarily of labor expenses, repair and maintenance, material and fuel and insurance. In a competitive labor market in the industry, it is possible that the Company will have to raise wage rates to attract workers and retain or expand its current work force. The Company believes it will be able to increase service rates to its customers to compensate for wage rate increases. The Company also incurs costs to employ personnel to sell and supervise its services and perform maintenance on its fleet. These costs are not directly tied to the Company’s level of business activity. Because the Company seeks to retain its experienced and well-qualified employees during cyclical downturns in its business, and is required to pay severance under employment agreements that cover a portion of its workforce, the Company expects labor expenses to increase as a percentage of revenues during future cyclical downturns. Repair and maintenance is performed by the Company’s crews, company maintenance personnel and outside service providers. The Company endeavors, where possible and subject to existing agreements, to pass on to its customers, material increases in materials and fuel costs as they are incurred by the Company. In any event, due to the timing of the Company’s marketing and bidding cycles, there is generally a delay of several weeks or months from the time that it incurs an actual price increase until the time that the Company can endeavor to pass on that increase to its customers. Insurance is generally a fixed cost regardless of utilization and relates to the number of trucks, skids, snubbing units and other equipment in the Company’s fleet, employee payroll and safety record.

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

     Interest Expense. Interest expense consists of interest associated with the Company’s revolving line of credit, term loan, convertible notes and other debt as described in the notes to the Company’s financial statements contained elsewhere in this Report. As a result of the Company’s public offering completed on April 24, 2006, the Company’s debt levels, as a consequence of the application of the net proceeds from that offering are substantially lower than their levels prior to that date. In addition, the Company’s effective borrowing rate is substantially less than that associated with convertible subordinated debt outstanding prior to April 24, 2006 which was converted to equity in connection with the public offering. Accordingly, subsequent to April 24, 2006, interest expense is substantially lower than the levels of interest expense following the Company’s acquisition of Bobcat. Interest income primarily consists of interest earned on the Company’s cash balances.

     Depreciation Expense. The Company’s depreciation expense is based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of the Company’s assets. The Company generally computes depreciation using the straight-line method.

     Income Taxes. At December 31, 2005, the Company had approximately $29.3 million of net operating losses (“NOLs”) available to offset future taxable income. A portion of these NOLs will be available to reduce taxable income in 2006. However, a significant portion of these NOLs are subject to IRS Section 382 limitations which restrict the Company’s ability to use them to reduce taxable income.

Back to Contents

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

Results of Operations

     The following discussion includes the results of operations of Bobcat for the three and six months ended June 30, 2006. For further information relating to the results of operations of Bobcat prior to the completion of the acquisition through September 30, 2005 and pro forma financial information reflecting the combined results of operations of the Company and Bobcat for the nine months ended September 30, 2005 and the year ended December 31, 2004, see the Company’s Amendment No. 1 to its Current Report on Form 8-K filed on February 22, 2006. See also Note 2 to the Notes to Financial Statements For the Years Ended December 31, 2005, 2004 and 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for the pro forma statements of operations of the Company and Bobcat for the years ended December 31, 2005 and 2004.

     Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Revenues

     The Company’s total revenues increased by approximately $12.8 million and $25.7 million for the three and six months ended June 30, 2006, respectively as compared to the three and six months ended June 30, 2005. This increase in revenues was primarily the result of improved pricing and increased utilization of the Company’s services due to the increase in well maintenance and drilling activity caused by higher natural gas and oil prices and the inclusion of revenues from the well intervention segment for the six-month period. The Company’s wireline segment revenue increased by $4.6 million for the three months ended June 30, 2006 with the addition of four Wireline units for the period. For the six months ended June 30, 2006 the Company’s Wireline segment revenues increased by $10.8 million with the addition of eight wireline units during the year ended December 31, 2005 and ninewireline units during the six months ended June 30, 2006. The Company’s well intervention segment revenues were $8.2 million and $14.8 million for the three and six months ended June 30, 2006 with its acquisition of Bobcat in December 2005.

Back to Contents

     The following table sets forth the Company’s revenues from its wireline service and well intervention service segments for the three and six months ended June 30, 2006 and 2005. The Company entered into the well intervention service segment in December 2005 with its acquisition of Bobcat and had no revenues from this segment during the three and six months ended June 30, 2005.

	Three Months Ended June 30,

	2006	2005

Wireline segment revenues	$24,299,153	$19,709,482
Well intervention segment revenues	8,211,053	—

	$32,510,206	$19,709,482

	Six Months Ended June 30,

	2006	2005

Wireline segment revenues	$45,000,572	$34,157,254
Well intervention segment revenues	14,813,402	—

	$59,813,974	$34,157,254

     The following is an analysis of the Company’s wireline segment operations for the first two quarters of 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
Second Quarter	$24,299	$8,913	77	52

2005:
First Quarter	$14,448	$1,597	61	46
Second Quarter	$19,709	$4,964	65	50

     The following is an analysis of the Company’s well intervention segment operations for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
Second Quarter	$8,211	$2,562	15	47

2005:
First Quarter	—	—	—	—
Second Quarter	—	—	—	—

     (1) Utilization represents number of days units were on location performing services

Back to Contents

Operating Costs

     The Company’s total operating costs increased by approximately $5.8 million and $11.6 million for the three and six months ended June 30, 2006 as compared to the same periods of 2005. Operating costs were 52.5% and 53.9% of revenues for the three and six months ended June 30, 2006, as compared to 61.7% and 60.4% of revenues for the same periods of 2005. The decrease in operating costs as a percentage of revenues was primarily the result of the higher utilization and pricing and economies of scale in the three and six months ended June 30, 2006 compared with 2005, as well as the contribution to income from operations from the well intervention segment. The Company’s wireline segment operating costs increased by approximately $1.9 million and $4.3 million for the three and six months ended June 30, 2006 as compared to the same periods in 2005 as a result of the increased revenues for the periods with operating costs as a percentage of revenue decreasing to 52.5% and 54.0% from 55.1% and 58.6% for the same three and six month periods in 2005. The Company’s well intervention segment operating costs were $3.7 million and $6.9 million for the three and six months ended June 30, 2006 with its acquisition of Bobcat in December 2005. Salaries and benefits increased by approximately $3.9 million and $7.2 million for the three and six months ended June 30, 2006, as compared to the same periods in 2005. Total number of employees increased from 368 at June 30, 2005 and 480 at December 31, 2005 to 570 at June 30, 2006. The increase in salaries and benefits is primarily due to the increase in the number of employees in 2006 versus 2005.

Selling, General and Administrative Expenses

     The Company’s total selling, general and administrative expenses increased by approximately $1.7 million and $3.1 million for the three and six months ended June 30, 2006, respectively. As a percentage of revenues, total selling, general and administrative expenses increased to 12.3% from 9.6% for the three months ended June 30, 2006 and decreased slightly to 12.6% from 12.9% for the six months ended June 30, 2006. The increases are due to increases in insurance, professional fees and stock compensation expense as well as added costs from the well intervention segment. The Company’s wireline segment selling, general and administrative expenses increased by approximately $317,000 and $667,000 for the three and six months ended June 30, 2006 over the same periods in 2005. The increase is due to increased insurance and personnel related costs with the increased employee base in 2006. The Company’s well intervention segment selling, general and administrative expenses were approximately $656,000 and $1.0 million for the three and six months ended June 30, 2006 with its acquisition of Bobcat in December 2005.

Depreciation and Amortization

     Depreciation and amortization increased by approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2006. The increase was primarily due to the Bobcat acquisition and the amortization of intangible assets acquired in the Bobcat acquisition.

Interest Expense

     Interest expense increased by approximately $171,000 and $1.2 million for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The increase in interest expense is primarily attributable to the increase in the Company’s senior debt outstanding as a result of the Bobcat acquisition in December 2005 as well as an increase in interest rates for the periods.

Back to Contents

Other Income

     Other income increased by approximately $247,000 and $255,000 for the three and six months ended June 30, 2006, as compared to the same periods in 2005 due to the expensing of transaction related costs expensed in the three months ended June 30, 2005.

Income Taxes

     The provision for income taxes was approximately $2.8 million and $4.3 million for the three and six months ended June 30, 2006 and $85,000 for both the three and six months ended June 30, 2005. The Company utilized available NOL’s to substantially reduce the amount of taxes payable. However, no change in the valuation allowance occurred during the period ended June 30, 2006. For the period ended June 30, 2005, the Company recorded a decrease in the valuation allowance which resulted in the provision for income taxes being reduced to $0.

     Texas House Bill 3 (“HB3”), which was signed into law in May 2006, provides a comprehensive change in the method of business taxation in Texas. HB3 eliminates the taxable capital and earned surplus components of the existing Texas franchise tax and replaces these components with a taxable margin tax. This change is effective for tax reports filed on or after January 1, 2008 (which are based upon 2007 business activity) and results in no impact on the Company’s current Texas income tax position.

     The Company is required to include, in income, the impact of HB3 on its deferred state income taxes during the period which includes the date of enactment. Based on the available information regarding the proposed implementation of this new tax, the Company has determined that no change in deferred state income taxes is needed.

Net Income

     Net income for the three and six months ended June 30, 2006 was approximately $4.8 million and $7.2 million, respectively, compared with net income of approximately $3.7 million and $4.4 million, respectively, for the same periods of 2005. The improved results for the three and six months ended June 30, 2006 over the same periods in 2005 was primarily the result of an increase in revenues reflecting an increase in demand for the Company’s services which resulted in improved pricing and utilization of the Company’s wireline and well intervention services.

Liquidity and Capital Resources

     The Company’s primary liquidity needs are to fund capital expenditures, such as expanding its wireline and well intervention services, geographic expansion, manufacturing and upgrading trucks, skids and snubbing units, the addition of complementary service lines and funding general working capital needs. In addition, the Company could need capital to fund strategic business acquisitions. The Company’s primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt. Upon completion of the Company’s public offering in April 2006, the Company anticipates that it will rely on cash generated from operations, borrowings under its credit facility and possible debt and equity offerings to satisfy its liquidity needs. The Company believes that with the current and anticipated operating environment of the natural gas and oil industry, it will be able to meet its liquidity requirements for the remainder of 2006. In addition to funding operating expenses, cash requirements for 2006 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. The Company’s planned growth initiatives are expected to require capital expenditures of in excess of $100.0 million through approximately December 31, 2008. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, and more broadly, on the availability of debt and potentially equity financing, which will be affected by prevailing economic conditions in the Company’s industry, and general financial, business and other factors, some of which are beyond the Company’s control.

Back to Contents

     At June 30, 2006, the Company’s outstanding indebtedness included primarily senior secured indebtedness aggregating approximately $41.6 million and other indebtedness of approximately $2.3 million.

     Cash provided by the Company’s operating activities was approximately $9.5 million (including a use of cash of $3.0 million for financing of the Company’s insurance premiums and $1.6 million for a change of control payment) for the six months ended June 30, 2006 as compared to cash provided of approximately $6.4 million for the same period in 2005. The increase in cash provided by operating activities was due mainly as a result in the increase in demand for the Company’s services. During the six months ended June 30, 2006, investing activities used cash of approximately $22.9 million for the acquisition of property, plant and equipment (including $5.1 million in deposits on future deliveries of coiled tubing, nitrogen pumping and fluid pumping units) as compared to $4.4 million for the same period in 2005. During the six months ended June 30, 2006, financing activities used cash of approximately $34.2 million for principal payments on debt offset by proceeds from public offering, exercise of options, bank and other borrowings and net draws on working capital revolving loans of approximately $50.2 million. During the six months ended June 30, 2005, financing activities used cash of approximately $2.5 million for principal payments on debt offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $835,000.

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

     Senior Secured Credit Agreement

     On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with GECC, providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement includes:

•	a revolving credit facility of up to $15.0 million ($5.4 million available at June 30, 2006), but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

Back to Contents

•	a term loan of $30.0 million, and

•	a one-year capital expenditure loan facility of up to $5.0 million (fully drawn at June 30, 2006), but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

     GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on December 16, 2006, unless earlier terminated under the terms of the Senior Secured Credit Agreement. The annual interest rate on borrowings under the revolving loan facility is 0.75% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facility is 2.25% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins of 2.25% on the revolving loan and 3.75% on the term loan and capital expenditure loan. At June 30, 2006 the interest rates were 9.00%, 9.27% and 10.50% for the revolving loan, term loan and capital expenditure loan, respectively.

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

     The following table sets forth information as of June 30, 2006 with respect to the Company’s repayment obligations relating to its long term debt:

	Total	Prior to December 31, 2006	January 1, 2007 to December 31, 2008	January 1, 2009 to December 31, 2011	January 1, 2012 and thereafter

Long Term Debt	$43,884,632	$16,916,455	$14,214,365	$11,776,753	$977,059

     Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering. The Company must apply the net proceeds from any sale of its stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. If the Company issues any shares of common stock, other than as described above, or any debt at any time, the Company is required to prepay the loans outstanding under the Senior Secured Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs. The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to 75% of the Company’s excess cash flow, as defined, for the immediately preceding fiscal year. At June 30, 2006, no excess cash flow payment is due.

Back to Contents

     Under the Senior Secured Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants, including, among others, a prohibition on merging with, acquiring all or substantially all the assets or stock of, or otherwise combining with or acquiring, another person, incurring any indebtedness other than specified permitted indebtedness, and making any restricted payments, including payment of dividends, stock or warrant redemptions, repaying subordinated notes, except as otherwise permitted under the Senior Secured Credit Agreement. The financial covenants:

o	prohibit the Company from making capital expenditures in the fiscal year ending December 31, 2006 in excess of an aggregate of $15.0 million and in any fiscal year thereafter in an aggregate amount exceeding $6.5 million (excluding amounts financed under its capital expenditure loan facility), plus in any subsequent period the amount by which the permitted amount of capital expenditures exceeds the amount of capital expenditures expended in the prior period.

o	Require the Company to have at the end of each fiscal quarter and for the 12-month period then ended, a ratio of (a) EBITDA minus capital expenditures paid in cash during such period, excluding capital expenditures financed under the Senior Secured Credit Agreement, minus income taxes paid in cash during such period to (b) fixed charges including, with certain exceptions, the total of principal and interest payments during such period, of not less than 1.5:1.0. For the purpose of calculating the ratio for the fiscal quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, EBITDA and fixed charges are to be measured for the period commencing on January 1, 2006 and ending on the last day of such fiscal quarter.

o	Require the Company to have, at the end of each fiscal month, a ratio of funded debt to EBITDA as of the last day of such fiscal month and for the 12-month period then ended of not more than the following:

•	2.25:1.00 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	2.25:1.00 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	2.00:1.00 for the fiscal months ending on July 31, 2006 through March 31, 2007; and
•	1.75:1.00 for each fiscal month ending thereafter.

o	Require the Company to have, at the end of each fiscal month, EBITDA for the 12-month period then ended of not less than the following:

•	$33,000,000 for the fiscal months ending on January 31, 2006 through March 31, 2006;
•	$33,000,000 for the fiscal months ending on April 30, 2006 through June 30, 2006;
•	$34,000,000 for the fiscal months ending on July 31, 2006 through December 31, 2006; and
•	$35,000,000 for each fiscal month ending thereafter.

Back to Contents

     Events of default under the Senior Secured Credit Agreement include, among others and subject to certain limitations,

o	the failure to make any payment of principal, interest, or fees when due and payable or to pay or reimburse GECC for any expense reimbursable under the Senior Secured Credit Agreement within ten days of demand for payment,

o	the failure to perform the covenants under the Senior Secured Credit Agreement relating to use of proceeds, maintenance of a cash management system, maintenance of insurance, delivery of certificates of title for equipment, delivery of certain post-closing documents, and maintenance of compliance with the Senior Secured Credit Agreement’s negative covenants,

o	the failure to deliver to the lenders monthly un-audited, quarterly un-audited and annual audited financial statements, an annual operating plan, and other reports, certificates and information as required by the Senior Secured Credit Agreement,

o	the failure to perform any other provision of the Senior Secured Credit Agreement (other than those set forth above) which nonperformance remains un-remedied for 20 days or more,

o	a default or breach under any other agreement or instrument to which the Company is a party beyond any grace period that involves the failure to pay in excess of $250,000 or causes or permits to cause indebtedness in excess of $250,000 to become due prior to its stated maturity,

o	any information in a borrowing base certificate or any representation or warranty or certificate or in any written statement report, or financial statement delivered to GECC being untrue or incorrect in any material respect,

o	a change of control, as defined, of the Company,

o	the occurrence of an event having a material adverse effect, as defined,

o	the initiation of insolvency, bankruptcy or liquidation proceedings,

o	any final judgment for the payment of money in excess of $250,000 is outstanding against the Company and is not within thirty days discharged, stayed or bonded pending appeal,

o	any material provision of or lien under any document relating to the Senior Secured Credit Agreement ceases to be valid,

o	the attachment, seizure or levy upon of the Company’s assets which continues for 30 days or more, and

o	William Jenkins ceases to serve as the Company’s chief executive officer, unless otherwise agreed by GECC.

     Upon the occurrence of a default, which is defined as any event that with the passage of time or notice or both would, unless waived or cured, become an event of default, the lenders may discontinue making revolving loans and capital expenditure loans to the Company and increase the interest rate on all loans. Upon the occurrence of an event of default, the lenders may terminate the Senior Secured Credit Agreement, declare all indebtedness outstanding under the Senior Secured Credit Agreement due and payable, and exercise any of their rights under the Senior Secured Credit Agreement which includes the ability to foreclose on the Company’s assets. In the event of a bankruptcy or liquidation proceeding, all borrowings under the Senior Secured Credit Agreement are immediately due and payable.

Back to Contents

     Reference is made to the Senior Secured Credit Agreement filed as an exhibit to the Company’s Current Report on Form 8-K for December 16, 2005 and amendments thereto filed as exhibits to the Company’s Current Report on Form 8-K for April 18, 2006 for a complete statement of the terms and conditions.

     At June 30, 2006, the Company is in compliance with all covenants under its Senior Secured Credit Agreement.

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

     Forward-looking statements include, but are not limited to, the matters described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Qualitative and Quantitative Disclosures About Market Risk. Such forward-looking statements relate to the Company’s ability to generate improved revenues and maintain profitability and cash flow, which in turn are based on the stability and level of prices for natural gas and oil, predictions and expectations as to the fluctuations in the levels of natural gas and oil prices, pricing in the natural gas and oil services industry and the willingness of customers to commit for natural gas and oil well services, the Company’s ability to implement its intended business plans, which include, among other things, the implementation of its previously announced growth initiatives and business strategy and goals, the Company’s ability to raise additional debt or equity capital to meet its requirements and to implement its intended growth initiatives and to obtain additional financing to fund that growth when required, the Company’s ability to maintain compliance with the covenants of its credit agreement and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to compete in the premium natural gas and oil services market, the Company’s ability to re-deploy its equipment among regional operations as required, the Company’s ability to provide services using state of the art tooling and its ability to successfully integrate and operate the well intervention operations acquired from Bobcat.

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

     Item 3. Qualitative and Quantitative Disclosures About Market Risk

     From time to time,the Company holds financial instruments comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. At December 31, 2005 and June 30, 2006, the Company had no securities available for sale. The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company’s market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. The Company typically invests in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

Back to Contents

     Under the Company’s Senior Secured Credit Agreement and its Second Lien Credit Agreement with General Electric Capital Corporation entered into on December 16, 2005, the Company is subject to market risk exposure related to changes in the prime interest rate. Assuming the Company’s level of borrowings from GECC at December 31, 2005 remained unchanged throughout 2006, if a 100 basis point increase in interest rates under the Restated Credit Agreement from rates in existence at December 31, 2005 prevailed throughout the year 2006, it would increase the Company’s 2006 interest expense by approximately $416,000.

     On April 24, 2006, the Company repaid its Second Lien Credit Agreement in full and reduced its outstanding indebtedness under its Senior Secured Credit Agreement by approximately $4.0 million.

     Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Back to Contents

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRIOR ENERGY SERVICES CORPORATION
(Registrant)

Date: August 11, 2006	/S/ William L. Jenkins

William L. Jenkins
President and Chief Executive Officer

/S/ Ronald Whitter

Ronald Whitter
Chief Financial Officer