Form 10-Q
period 2006-09-30
Warrior Energy Services CORP
filed 2006-11-13
CIK 839871

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006; or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2006, 11,237,944 shares of the Registrant’s Common Stock, $.0005 par value, were outstanding.

WARRIOR ENERGY SERVICES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Back to Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Warrior Energy Services Corporation

Condensed Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,113,198	$701,031
Restricted cash	1,630,435	214,813
Accounts receivable, less allowance of $921,341 and $973,143, respectively	27,679,948	19,998,282
Other receivables	425,590	215,629
Prepaid expenses	2,050,809	7,314
Other current assets	2,634,647	1,969,273

Total current assets	35,534,627	23,106,342
Property, plant and equipment, less accumulated depreciation	55,524,299	31,750,477
Other assets	14,353,480	3,001,036
Goodwill	14,040,182	14,040,182
Other intangible assets, net	27,817,546	29,735,923

Total assets	$147,270,134	$101,633,960

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,393,924	$6,699,944
Accrued salaries and vacation	2,405,994	2,926,975
Other accrued expenses	3,705,995	1,866,159
Accrued interest payable	590,121	282,337
Current maturities of long-term debt	21,757,765	5,168,880

Total current liabilities	39,853,799	16,944,295
Long-term debt, less current maturities	26,261,989	51,252,352
Non current accrued interest payable to related parties	—	18,150,795
Notes payable to related parties	—	21,902,375
Deferred taxes	12,788,117	8,955,590

Total liabilities	78,903,905	117,205,407

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.0005 par value, 2,500,000 shares authorized, none issued at September 30, 2006 or December 31, 2005	—	—
Common stock, $.0005 par value, 35,000,000 shares authorized, 11,069,686 and 2,342,125 shares issued and outstanding September 30, 2006 and December 31, 2005, respectively	16,073	11,709
Additional paid-in capital	92,180,353	21,698,506
Accumulated deficit	(23,830,197)	(36,698,269)
Treasury stock, at cost	—	(583,393)

Total stockholders’ equity (deficit)	68,366,229	(15,571,447)

Total liabilities and stockholders’ equity (deficit)	$147,270,134	$101,633,960

See accompanying notes to the condensed financial statements.

Back to Index

Warrior Energy Services Corporation

Condensed Statements of Operations

For the three months ended September 30, 2006 and September 30, 2005

(Unaudited)

	September 30, 2006	September 30, 2005

Revenues
Wireline	$30,494,495	$17,421,589
Well intervention	7,750,867	—

	38,245,362	17,421,589
Operating costs
Wireline	15,030,919	10,273,957
Well intervention	4,983,181	—
Corporate	693,016	274,337

	20,707,116	10,548,294
Selling, general and administrative expenses	4,446,067	2,353,362
Depreciation and amortization	3,154,326	1,166,771

Income from operations	9,937,853	3,353,162
Interest expense	1,006,629	972,236
Net loss on sale of fixed assets	17,957	—
Other income (expense)	32,050	(107,919)

Income before income taxes	8,945,317	2,273,007
Provision for income taxes	3,304,664	49,278

Net income	$5,640,653	$2,223,728

Net income per share - basic	$0.51	$1.78

Net income per share - diluted	$0.48	$1.78

See accompanying notes to the condensed financial statements.

Back to Index

Warrior Energy Services Corporation

Condensed Statements of Operations

For the nine months ended September 30, 2006 and September 30, 2005

(Unaudited)

	September 30, 2006	September 30, 2005

Revenues
Wireline	$75,495,067	$51,578,843
Well intervention	22,564,269	—

	98,059,336	51,578,843
Operating costs
Wireline	39,321,536	30,302,774
Well intervention	11,860,831	—
Corporate	1,768,672	874,495

	52,951,039	31,177,269
Selling, general and administrative expenses	11,963,067	6,757,432
Depreciation and amortization	8,623,316	3,729,878

Income from operations	24,521,914	9,914,264
Interest expense	4,139,066	2,896,031
Net gain (loss) on sale of fixed assets	(11,207)	12,641
Other income (expense)	82,279	(312,548)

Income before income taxes	20,453,920	6,718,326
Provision for income taxes	7,585,848	134,723

Net income	$12,868,072	$6,583,603

Net income per share - basic	$1.74	$5.27

Net income per share - diluted	$1.47	$5.27

See accompanying notes to the condensed financial statements

Back to Index

Warrior Energy Services Corporation

Condensed Statements of Cash Flows

For the Nine months ended September 30, 2006 and September 30, 2005

(Unaudited)

	September 30, 2006	September 30, 2005

Cash flows from operating activities:	$22,031,998	$13,124,972
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(29,892,322)	(5,897,612)
Deposits made on acquisition of property, plant and equipment	(11,736,803)	—
Increase in restricted cash	(1,415,622)	—
Proceeds from sale of property, plant and equipment	18,750	15,062

Cash used in investing activities	(43,025,997)	(5,882,550)

Cash flows from financing activities:
Debt issuance costs	(3,610)	—
Proceeds from exercise of options	2,537,094	—
Proceeds from public offering, net of expenses and change of control payment	187,669,857	—
Convertible debt and warrants repurchased	(160,395,697)	—
Proceeds from bank and other borrowings	12,962,993	573,252
Principal payments on long-term debt, notes payable and capital lease obligations	(36,653,656)	(3,783,541)
Proceeds from working revolver, net	15,289,185	—

Cash provided by (used in) financing activities	21,406,166	(3,210,289)

Net increase in cash and cash equivalents	412,167	4,032,133
Cash and cash equivalents, beginning of period	701,031	2,647,980

Cash and cash equivalents, end of period	$1,113,198	$6,680,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,283,676	$323,086
Income taxes	$940,000	$—
Non-cash investing activities:
Shares issued upon conversion of indebtedness	$40,600,776	$—

See accompanying notes to the condensed financial statements.

Back to Index

Warrior Energy Services Corporation

Condensed Statement of Stockholders’ Equity

For the nine months ended September 30, 2006

(Unaudited)

	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock

	Shares	Par Value			Shares	Cost	Total

Balance, December 31, 2005	2,341,663	$11,709	$21,698,506	$(36,698,269)	462	$(583,393)	$(15,571,447)
Net income for the period	—	—	—	12,868,072	—	—	12,868,072
Shares issued upon conversion of indebtedness	5,413,437	2,707	40,598,069	—	—	—	40,600,776
Shares issued upon conversion of warrants	1,531,744	766	(766)	—	—	—	—
Public offering, net of expenses	8,860,534	4,430	187,665,427	—	—	—	187,669,857
Shares issued upon exercise of options	384,708	192	2,536,902	—	—	—	2,537,094
Repurchase of shares issued in conversion indebtedness	—	—	—	—	7,462,400	(160,395,697)	(160,395,697)
Retirement of treasury shares	(7,462,400)	(3,731)	(160,975,359)	—	(7,462,862)	160,979,090	—
Stock compensation expense	—	—	657,574	—	—	—	657,574

Balance, September 30, 2006	11,069,686	$16,073	$92,180,353	$(23,830,197)	—	$—	$68,366,229

See accompanying notes to the condensed financial statements

Back to Index

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

The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies. As a result of the Company’s acquisition of Bobcat Pressure Control, Inc. (“Bobcat”) on December 16, 2005, which represents the Company’s introduction into the well intervention services business, the Company currently operates in two business segments: wireline services and well intervention services. The Company’s wireline segment includes the business conducted prior to the Bobcat acquisition, and its well intervention segment includes the business conducted by Bobcat post-acquisition. The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well. The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services. In conjunction with its well intervention segment operations, in the fourth quarter of 2006, the Company began taking delivery of approximately 20 coiled tubing, nitrogen pumping and fluid pumping units with delivery of all the units expected before the end of 2007. All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

On September 22, 2006, the Company entered into a merger agreement to be acquired by Superior Energy Services, Inc. (“Superior”). Under the terms of the agreement, for each share of the Company’s common stock, a stockholder will receive upon the closing of the transaction $14.50 in cash and 0.452 shares of Superior common stock. The total purchase price is $358.0 million based on the closing price of Superior common stock on September 22, 2006, inclusive of indebtedness of the Company. The transaction is subject to approval by the stockholders of the Company, regulatory review and customary closing conditions, and is expected to close late in the fourth quarter of 2006. More information on the merger agreement can be found in the Company’s S-4 filing with the Securities and Exchange Commission.

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

Back to Index

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

The Company’s pre-tax compensation cost for stock-based employee compensation was $361,846 ($227,239 after tax effects) for the three months ended September 30, 2006 and $657,574 ($412,956 after tax effects) for the nine months ended September 30, 2006. As a result of the adoption of Statement 123(R), the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Income before income taxes	$361,846	$657,574
Net income	$227,239	$412,956
Basic earnings per common share	$0.02	$0.06
Diluted earnings per common share	$0.02	$0.04

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

Back to Index

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and nine-month periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income:
Net income, as reported	$2,223,728	$6,583,603
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	—	—
Add: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	26,649	53,545

Pro forma net income	$2,250,377	$6,637,148
Basic and diluted earnings per common share:
As reported	$1.78	$5.27
Pro forma	$1.80	$5.31
(1)	addition of stock based compensation expense due to cancellation of previously issued options

The fair value of options granted during the nine months ended September 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

September 30, 2006

Expected term (years)	10.0
Risk-free interest rate	4.56%
Volatility	117%
Dividend yield	—

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

2000 Stock Incentive Plan

The Company has adopted a Stock Incentive Plan with a remaining total of 339,807 shares available for award at September 30, 2006. Delivery of shares or vesting of options, and the associated compensation expense, is spread equally over the vesting period of the grant and is subject to the employee’s continued employment by the Company. Option grants under the 2000 Stock Incentive Plan have a contractual life of up to ten years. Grants vest at various times under the Plan. At September 30, 2006, all options granted under the Plan are fully vested with the exception of those options and restricted stock units (“RSU’s”) granted in 2006. To qualify as incentive stock options under the Internal Revenue Code, options must be granted with an exercise price of not less than the fair market value on the date of grant. The Plan terminates on February 11, 2010.

Back to Index

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)

Outstanding at December 31, 2005	1,060	$7.51	49 Months
Options granted	10	$21.10	115 Months
Options exercised	412	$7.50	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at September 30, 2006	658	$7.71	50 Months	$14,838

Vested or expected to vest at end of period	648	$7.71	50 Months	$14,612

Exercisable at end of period	648	$7.71	50 Months	$14,612

The weighted-average grant-date fair value of share options granted during the nine months ended September 30, 2006 was $20.09.

The following is a summary of the changes in non-vested options for the nine months ended September 30, 2006:

	Options (000)	Weighted Average Grant-Date Fair Value

Non-vested options at December 31, 2005	—	—
Granted	10	$20.09
Vested	—	—
Forfeited	—	—

Non-vested options at September 30, 2006	10	$20.09

The following is a summary of the changes in outstanding RSU’s for the nine months ended September 30, 2006:

	Shares (000)	Weighted Average Issuance Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)

Outstanding at December 31, 2005	—	—
RSU’s granted	348	$21.25	115 Months
RSU’s exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at September 30, 2006	348	$21.25	115 Months	$7,847

Vested or expected to vest at end of period	—	$21.25	115 Months	—

Exercisable at end of period	—	$21.25	115 Months	—

Back to Index

The following is a summary of the changes in non-vested RSU’s for the nine months ended September 30, 2006:

	RSU’s (000)	Weighted Average Grant-Date Fair Value

Non-vested RSU’s at December 31, 2005	—	—
Granted	348	$21.25
Vested	—	—
Forfeited	—	—

Non-vested RSU’s at September 30, 2006	348	$21.25

Other information

As of September 30, 2006, the Company has $6.4 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over a weighted-average period of 4 years.

Back to Index

3.	Earnings Per Share

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended,

	September 30, 2006			September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income per share – basic	$5,640,653	11,069,686	$0.51	$2,223,728	1,249,953	$1.78

Net income per share – diluted	$5,640,653	11,848,973	$.48	$2,223,728	1,249,953	$1.78

	For the Nine Months Ended,

	September 30, 2006			September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income per share – basic	$12,868,072	7,398,409	$1.74	$6,583,603	1,249,953	$5.27

Net income per share – diluted	$13,689,411	9,341,989	$1.47	$6,583,603	1,249,953	$5.27

	For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2006

	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share	Income (Numerator)	Weighted average number of outstanding shares (Denominator)	Amount per share

Basic EPS
Net income	$5,640,653	11,069,686	$0.51	$12.868,072	7,398,409	$1.74
Effects of dilutive securities
Options to purchase common stock		758,206			501,743
Warrants to purchase common stock		21,080			354,023
Convertible debt		—			1,087,815
Interest on convertible debt	—	—		821,339

Net income adjusted for interest expense of assumed conversion of convertible debt	$5,640,653	11,848,972	$0.48	$13,689,411	9,341,990	$1.47

Options, RSU’s and warrants to purchase 1,038,417 and 8,135,183 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. The options and warrants are exercisable at prices ranging from $7.50 to $26.30. The RSU’s vest on various dates through 2010. These shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 as the effect would be anti-dilutive. Substantially all of the options and warrants outstanding at September 30, 2006 are exercisable at $7.50 with 10,000 options issued in 2006 exercisable at $21.10 (see Note 7).

Convertible debt instruments, including convertible interest, which would result in the issuance of 5,663,720 shares of common stock if the conversion features were fully exercised, were outstanding at September 30, 2005. These shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 as the effect would be anti-dilutive. No such convertible debt instruments were outstanding at September 30, 2006 (see Note 7).

Back to Index

4.	Indebtedness

Senior Secured Credit Agreement

On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with General Electric Capital Corporation (“GECC”) and on June 22, 2006 and August 14, 2006, it entered into amendments thereto. As amended, the Senior Secured Credit Agreement provides for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $85.0 million. The Senior Secured Credit Agreement amended, restated and modified the credit agreement the Company entered into with GECC as of September 14, 2001 and as it was amended and restated on November 14, 2004, including the amendments thereto. The Senior Secured Credit Agreement includes:

•

a revolving credit facility of up to $30.0 million ($14.5 million available at September 30, 2006), but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and
•

a capital expenditure loan facility of up to $25.0 million ($20.0 available at September 30, 2006), but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on June 16, 2007, unless earlier terminated under the terms of the Senior Secured Credit Agreement.

Interest Rates. The interest rate on borrowings under the Credit Agreement is based on an index rate, as defined, plus an interest rate margin. The Credit Agreement provides that the interest rate margins are adjusted on a quarterly basis based on the Company’s ratio of funded debt to EBITDA for the trailing twelve months prior to the determination (the “Leverage Ratio”). Based on the Leverage Ratio, the annual interest rate on borrowings under the revolving loan facility range from 0.50% to 1.5% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facilities range from 2.00% to 3.0% above the index rate. The interest rate margin above the index rate may be adjusted from time to time on a quarterly basis based on the Company’s ratio of its funded debt to EBITDA (“EBITDA” is defined as net income (loss) plus interest expense, depreciation and amortization, deferred income taxes and other non-cash items) for the trailing twelve months prior to the determination. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins, based on the Leverage Ratio, ranging from 1.5% to 2.5% on the revolving loan and ranging from 3.0% to 4.0% on the term loan and capital expenditure loan. At September 30, 2006 the interest rates were 9.3%, 8.9% and 8.9% for the revolving loan, term loan and capital expenditure loan, respectively.

Back to Index

Collateral. Advances under the Senior Secured Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.

Maturity of Loans. Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement. Any amounts outstanding under the revolving loan are due and payable on December 16, 2008. The term loan is to be repaid in 12 consecutive quarterly installments of $1.1 million commencing January 1, 2006 with a final installment of $16.8 million due and payable on January 1, 2009. The capital expenditure loan is to be repaid in eight quarterly installments commencing January 1, 2007 and continuing thereafter with the first two installments to be equal to $250,000 and the last six installments to be equal to the sum of $250,000 plus 1/20th of the principal amount of the capital expenditure loan funded on or after August 14, 2006. A final ninth installment is due and payable on December 16, 2008 and is to be in the amount of the entire remaining balance of the capital expenditure loan.

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

The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to seventy-five percent 75% of the Company’s excess cash flow for the immediately preceding fiscal year. At September 30, 2006 no excess cash flow payment is due.

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

At September 30, 2006, the Company is in compliance with all covenants under its Senior Secured Credit Agreement.

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

Back to Index

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

5.	Commitments and Contingencies

The Company and certain of the former holders of the equity securities purchased by the Company out of the proceeds Company’s public offering are currently involved in an arbitration proceeding regarding the allocation of fees and expenses related to the offering and deducted by the Company in arriving at the amounts payable to the former holders. There is a binding agreement to arbitrate, with a hearing anticipated in the first quarter of 2007. The Company believes that any additional amount determined to be payable to such persons would not be material to its financial condition The amount in dispute with such persons ranges up to $2.7 million with the Company’s position being that it has properly allocated the fees and expenses to the former holders and nothing further is owing to such persons.

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

The accounting policies of the reportable segments are the same as those described in Note 4 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005. The Company evaluates the performance of its operating segments based on operating income and EBITDA. Segment information for the three and nine months ended September 30, 2006 as well as for certain corporate expenses not allocated to the individual operating segments are as follows:

Back to Index

For the Three Months Ended Sept 30, 2006	Wireline	Well Intervention	Corporate	Total

Segment revenues	$30,494,495	$7,750,867	$—	$38,245,362
Segment operating and sg&a expenses	$16,501,943	$5,717,398	$2,933,842	$25,153,183
Segment depreciation and amortization	$1,351,629	$1,479,282	$323,415	$3,154,326
Segment operating income	$2,640,923	$554,187	$(3,257,257)	$9,937,853
Segment EBITDA (1)	$13,992,552	$2,033,469	$(2,933,842)	$13,092,179
Segment assets	$71,740,478	$71,946,032	$3,583,624	$147,270,134
Segment goodwill	$1,237,417	$12,802,765	$—	$14,040,182

(1) Reconciliation of EBITDA with net income:
Net income	5,640,653
Plus provision for income taxes	3,304,664
Minus other income	(32,050)
Plus loss on sale of fixed assets	17,957
Plus interest expense	1,006,629
Plus: depreciation and amortization	3,154,326

EBITDA	13,092,179

For the Nine Months Ended Sept 30, 2006	Wireline	Well Intervention	Corporate	Total

Segment revenues	$75,495,067	$2,564,269	$—	$98,059,336
Segment operating and sg&a expenses	$43,585,321	$3,616,814	$7,711,971	$64,914,106
Segment depreciation and amortization	$3,842,095	$3,928,069	$853,152	$8,623,316
Segment operating income	$28,067,651	$5,019,386	$(8,565,123)	$24,521,914
Segment EBITDA (1)	$31,909,746	$8,947,455	$(7,711,971)	$33,145,230
Segment assets	$71,740,478	$1,946,032	$3,583,624	$147,270,134
Segment goodwill	$1,237,417	$2,802,765	$—	$14,040,182

(1) Reconciliation of EBITDA with net income:
Net income	12,868,072
Plus provision for income taxes	7,585,848
Minus other income	(82,279)
Plus loss on sale of fixed assets	11,207
Plus interest expense	4,139,066
Plus: depreciation and amortization	8,623,316

EBITDA	33,145,230

Wireline Segment. The Company’s wireline segment accounted for 77.0% and 79.7% of its revenues for the three and nine months ended September 30, 2006, respectively. The Company operated a fleet of 61 cased-hole wireline trucks, 15 offshore wireline skids and four plug and abandonment (“P&A”) packages as of September 30, 2006. Specific wireline services include: logging services such as cement bond evaluation, production logging and other measurements; pipe recovery services; and perforating and mechanical services such as setting plugs and packers. Other services in the wireline segment include P&A services, which are used at the end of a well’s productive life, and tubing conveyed perforating (“TCP”), which is a method of perforating the casing in order to open the flow path in a well for hydrocarbons.

Back to Index

The following is an analysis of the Company’s wireline segment operations for the first three quarters of 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
Second Quarter	$24,299	$8,913	77	52
Third Quarter	$30,494	$12,641	80	49
2005:
First Quarter	$14,448	$1,597	61	46
Second Quarter	$19,709	$4,964	65	50
Third Quarter	$17,422	$3,353	67	51

Well Intervention Segment. The Company’s well intervention segment accounted for 23.0% and 20.3% of revenues for the three and nine months ended September 30, 2006, respectively. The Company included well intervention revenues from the date of acquisition on December 16, 2005 only. The Company operated a fleet of 15 snubbing units as of September 30, 2006. The Company’s well intervention segment also includes other related oil field services, such as freezing services, hot tapping services, rental tools and fishing services.

The following is an analysis of the Company’s well intervention segment operations for the nine months ended September 30, 2006 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
Second Quarter	$8,211	$2,562	15	47
Third Quarter (2)	$7,751	$554	15	46
(1)	Utilization represents number of days units were on location performing services
(2)	Includes start-up costs associated with the Company’s coiled tubing, nitrogen pumping and fluid pumping operations
7.	Related Party Transactions

Through April 24, 2006, the closing date of a public offering of securities by the Company, the Company had outstanding notes payable to SJMB, L.P. (“SJMB”) and St. James Capital Partners, L.P. (“SJCP”) and others who participated with SJMB in the purchase of promissory notes and warrants of the Company (collectively “the St. James Partnerships”). Both the chairman and an employee of SJMB, L.L.C., the general partner of SJMB, served on the Company’s Board of Directors through 12:01 AM on April 19, 2006. Through that time, such persons were the chairman and an employee of St. James Capital Corp., which was then the general partner of SJCP. At April 24, 2006 and September 30, 2005, notes due to the St. James Partnerships totaled $21.9 million and $23.0 million, respectively. The notes bore interest at 15% and were convertible into shares of common stock at a conversion price of $7.50 per share. The principal and accrued interest on this indebtedness was converted into 5,413,437 shares of common stock at a conversion price of $7.50 per share on April 24, 2006 and all but 117,507 of the shares issued were repurchased by the Company out of the net proceeds of the public offering.

Back to Index

8.	Equity Offering and Issuance of Common Stock

In April 2006, the Company completed a public offering of approximately 8.9 million shares of its common stock at $23.50 per share. Raymond James, Simmons & Company, International and Johnson Rice & Company, L.L.C. were the underwriters. The Company received proceeds, net of underwriting commissions of approximately $193.6 million ($21.85 per share) and paid approximately $6.0 million in related offering expenses. From the proceeds of the offering, the Company repurchased the stock issued for all its outstanding related party promissory notes and interest in April 2006, which were converted to equity in conjunction with the offering. The Company was also able to reduce its outstanding senior and second lien indebtedness by approximately $29.1 million. A reconciliation of the use of proceeds is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of public offering	8,860,534
Shares issued upon conversion of convertible debt	5,413,437
Shares issued upon conversion of warrants	1,358,508
Shares repurchased from proceeds of offering	(7,462,400)

Net shares issued from completion of offering	8,170,079

Proceeds from sale of securities	$193,647
Less fees and expenses	($5,977)

Total proceeds available	$187,670
Use of proceeds:
Shares repurchased from conversion of convertible debt	($160,396)
Repayment of indebtedness	($29,057)

Total payments of proceeds	($189,453)

Excess working capital used	($1,783)

The Company and certain of the former holders of the equity securities purchased by the Company out of the proceeds Company’s public offering are currently involved in an arbitration proceeding regarding the allocation of fees and expenses related to the offering and deducted by the Company in arriving at the amounts payable to the former holders. There is a binding agreement to arbitrate, with a hearing anticipated in the first quarter of 2007. The Company believes that any additional amount determined to be payable to such persons would not be material to its financial condition. See further discussion at footnote 5.

Also, during the period January 1, 2006 through September 30, 2006, options granted under the Company’s Incentive Option Plan to purchase an aggregate of 384,708 shares of common stock were exercised resulting in total proceeds to the Company of $2.5 million.

Back to Index

9.	Income Taxes

The difference between the statutory rate and the effective rate relates primarily to state income taxes. The Company has federal tax net operating loss carryforwards (NOLs) that unless utilized, expire at various dates through 2024. The Company’s utilization of NOLs is subject to a number of uncertainties including the ability to generate future taxable income. In addition, the Company has been subject to a number of “ownership changes” as defined under Internal Revenue Code Section 382. Section 382 imposes additional limitations on utilization of certain of the Company’s NOLs. As a result, the Company has provided a valuation allowance on a portion of its NOLs which are more likely than not to be unavailable for use due to these limitations and is paying income taxes on its earnings in the last half of 2006.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), ”Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Back to Index

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

There is no material impact to the Company’s financial statements based on analysis of unrecorded audit adjustments from prior periods.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a natural gas and oil well services company that provides cased-hole wireline and well intervention services to exploration and production (“E&P”) companies. The Company’s wireline services focus on cased-hole wireline operations, including logging services, perforating, mechanical services, pipe recovery and plugging and abandoning the well. The Company’s well intervention services are primarily hydraulic workover services, commonly known as snubbing services. In conjunction with its well intervention segment operations, in the fourth quarter of 2006, the Company began taking delivery of approximately 20 coiled tubing, nitrogen pumping and fluid pumping units with delivery of all the units expected before the end of 2007. All of the Company’s services are performed at the well site and are fundamental to establishing and maintaining the flow of natural gas and oil throughout the productive life of the well.

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

As a consequence of the completion on April 24, 2006 of the Company’s underwritten public offering of shares of its common stock, it repaid a total of $29.1 of indebtedness owing to GECC under its Senior Secured Credit Agreement and Second Lien Credit Agreement. In addition, an aggregate of $40.6 million of principal and accrued interest on the Company’s subordinated indebtedness was converted into 5,413,437 shares of the Company’s common stock. The Company repurchased out of the net proceeds from its public offering 5,295,930 of those shares issued on conversion of the principal and interest on the subordinated indebtedness, together with 1,104,094 shares that were outstanding prior to the offering, and repurchased 4,075,528 of its common stock purchase warrants out of a total of 4,289,028 common stock purchase warrants that remained outstanding at the time of the public offering. In addition, the 592,466 shares of common stock sold by the selling stockholders in the Company’s underwritten public offering were issued concurrently with the public offering on conversion of $3.1 million principal amount of and accrued interest on outstanding convertible notes. Also concurrently with the public offering, the holders of approximately $525,000 principal amount of and accrued interest on outstanding convertible notes converted the principal of and accrued interest on those notes into an aggregate of 117,507 shares of common stock.

Back to Index

On September 22, 2006, the Company entered into a merger agreement to be acquired by Superior. Under the terms of the agreement, for each share of the Company’s common stock, a stockholder will receive upon the closing of the transaction $14.50 in cash and 0.452 shares of Superior common stock. The total purchase price is $358.0 million based on the closing price of Superior common stock on September 22, 2006, inclusive of indebtedness of the Company. The transaction is subject to approval by the stockholders of the Company, regulatory review and customary closing conditions, and is expected to close late in the fourth quarter of 2006. On November 7, 2006, the Company mailed to its stockholders of record as of the close of business on October 31, 2006, the record date for determining stockholders of the Company eligible to vote at a special meeting, a notice of special meeting of stockholders and a proxy statement/prospectus relating to a special meeting of stockholders to be held on December 12, 2006 to vote on a proposal to adopt the merger agreement with Superior.

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

Back to Index

During the three and nine months ended September 30, 2006, approximately $30.5 million or 79.7% and $75.5 million or 77.0% of the Company’s revenues were generated from wireline services, respectively and approximately $7.7 million or 20.3% and $22.6 million or 23.0% of its revenues were generated from well intervention services, respectively. The Company’s revenues from wireline services during the three and nine months ended September 30, 2005 were approximately $17.4 million and $51.6 million, respectively. Inasmuch as the Company entered the well intervention segment of its business in December 2005 with its acquisition of Bobcat, it had no revenues from this source in the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, approximately 63.6% and 68.5%, respectively, of the Company’s revenues were derived from onshore activities and approximately 36.4% and 31.5%, respectively, of the Company’s revenues were derived from offshore activities. During the years ended December 31, 2005 and December 31, 2004, approximately 57.9% and 49.9%, respectively, of the Company’s revenues were derived from onshore activities and approximately 42.1% and 50.1%, respectively, of the Company’s revenues were derived from offshore activities.

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

Back to Index

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

Results of Operations

The following discussion includes the results of operations of Bobcat for the three and nine months ended September 30, 2006. For further information relating to the results of operations of Bobcat prior to the completion of the acquisition through September 30, 2005 and pro forma financial information reflecting the combined results of operations of the Company and Bobcat for the nine months ended September 30, 2005 and the year ended December 31, 2004, see the Company’s Amendment No. 1 to its Current Report on Form 8-K filed on February 22, 2006. See also Note 2 to the Notes to Financial Statements For the Years Ended December 31, 2005, 2004 and 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for the pro forma statements of operations of the Company and Bobcat for the years ended December 31, 2005 and 2004.

Back to Index

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Revenues

The Company’s total revenues increased by approximately $20.8 million and $46.5 million for the three and nine months ended September 30, 2006, respectively as compared to the three and nine months ended September 30, 2005. This increase in revenues was primarily the result of improved pricing and increased utilization of the Company’s services due to the increase in well maintenance and drilling activity caused by higher natural gas and oil prices and the inclusion of revenues from the well intervention segment for the three and nine month period. The Company’s wireline segment revenue increased by $13.1 million for the three months ended September 30, 2006 with the addition of two wireline units for the period. For the nine months ended September 30, 2006 the Company’s wireline segment revenues increased by $23.9 million with the addition of eight wireline units during the year ended December 31, 2005 and twelve wireline units during the nine months ended September 30, 2006. The Company’s well intervention segment revenues were $7.8 million and $22.6 million for the three and nine months ended September 30, 2006 with its acquisition of Bobcat in December 2005. Revenues from the well intervention segment declined in the third quarter to $7.8 million, or by 6%, from the second quarter of 2006 due to lower utilization of the Company’s largest and highest dayrate unit. Margins declined primarily because of the costs associated with starting the Company’s coiled tubing, nitrogen and fluid pumping group with essentially no corresponding revenues. At the end of the third quarter and in October 2006, the Company took delivery of three nitrogen units and its first coiled tubing unit. Management expects results in this segment to significantly improve in the fourth quarter of 2006 and beyond.

The following table sets forth the Company’s revenues from its wireline service and well intervention service segments for the three and nine months ended September 30, 2006 and 2005. The Company entered into the well intervention service segment in December 2005 with its acquisition of Bobcat and had no revenues from this segment during the three and six months ended September 30, 2005.

	Three Months Ended September 30,

	2006	2005

Wireline segment revenues	$30,494,495	$17,421,589
Well intervention segment revenues	7,750,867	—

	$38,245,362	$17,421,589

	Nine Months Ended September 30,

	2006	2005

Wireline segment revenues	$75,495,067	$51,578,843
Well intervention segment revenues	22,564,269	—

	$98,059,336	$51,578,843

The following is an analysis of the Company’s wireline segment operations for the first three quarters of 2006 and 2005 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Average Jobs Per Unit

2006:
First Quarter	$20,701	$6,513	73	48
Second Quarter	$24,299	$8,913	77	52
Third Quarter	$30,494	$12,641	80	49
2005:
First Quarter	$14,448	$1,597	61	46
Second Quarter	$19,709	$4,964	65	50
Third Quarter	$17,422	$3,353	67	51

Back to Index

The following is an analysis of the Company’s well intervention segment operations for the nine months ended September 30, 2006 (dollars in thousands):

	Revenue	Operating Income	Average Number of Units	Utilization (1)

2006:
First Quarter	$6,602	$1,903	15	51
Second Quarter	$8,211	$2,562	15	47
Third Quarter (2)	$7,751	$554	15	46
(1)	Utilization represents number of days units were on location performing services
(2)	Includes start-up costs associated with the Company’s coiled tubing, nitrogen pumping and fluid pumping operations

Operating Costs

The Company’s total operating costs increased by approximately $10.2 million and $21.8 million for the three and nine months ended September 30, 2006 as compared to the same periods of 2005. Operating costs were 54.1% and 54.0% of revenues for the three and nine months ended September 30, 2006, as compared to 60.5% and 60.4% of revenues for the same periods of 2005. The decrease in operating costs as a percentage of revenues was primarily the result of the higher utilization and pricing and economies of scale in the three and nine months ended September 30, 2006 compared with 2005, as well as the contribution to income from operations from the well intervention segment. The Company’s wireline segment operating costs increased by approximately $4.8 million and $9.0 million for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 as a result of the increased revenues for the periods with operating costs as a percentage of revenue decreasing to 49.3% and 52.1% from 59.0% and 57.6% for the same three and nine month periods in 2005. The Company’s well intervention segment operating costs were $5.0 million and $11.9 million for the three and nine months ended September 30, 2006 with its acquisition of Bobcat in December 2005. Well intervention operating costs for the three months ended September 30, 2006 increased by $1.2 million over the prior quarter due mainly to the start up costs associated with the Company’s coiled tubing, nitrogen pumping and fluid pumping operations. Salaries and benefits increased by approximately $6.2 million and $13.5 million for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. Total number of employees increased from 359 at September 30, 2005 and 480 at December 31, 2005 to 609 at September 30, 2006. The increase in salaries and benefits is primarily due to the increase in the number of employees in 2006 versus 2005.

Selling, General and Administrative Expenses

The Company’s total selling, general and administrative expenses increased by approximately $2.1 million and $5.2 million for the three and nine months ended September 30, 2006, respectively. The increases are primarily due to increases in insurance, professional fees and stock compensation expense as well as added costs from the well intervention segment. As a percentage of revenues, total selling, general and administrative expenses decreased to 11.6% from 13.5% for the three months ended September 30, 2006 and decreased to 12.2% from 13.1% for the nine months ended September 30, 2006.

Back to Index

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.0 million and $4.9 million for the three and nine months ended September 30, 2006. The increase was primarily due to the Bobcat acquisition and the amortization of intangible assets acquired in the Bobcat acquisition.

Interest Expense

Interest expense increased by approximately $35,000 and $1.2 million for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The increase in interest expense for the nine month period is primarily attributable to the increase in the Company’s senior debt outstanding as a result of the Bobcat acquisition in December 2005 which was substantially repaid in April 2006 as well as an increase in interest rates for the periods and for new property additions and deposits in 2006.

Other Income

Other income increased by approximately $140,000 and $395,000 for the three and nine months ended September 30, 2006, as compared to the same periods in 2005 due to the expensing of certain non-recurring transaction related costs in the three months ended September 30, 2005.

Income Taxes

The provision for income taxes was approximately $3.3 million and $7.6 million for the three and nine months ended September 30, 2006 and approximately $49,000 and $135,000 for the three and nine months ended September 30, 2005. The Company has utilized substantially all of its remaining unrestricted NOLs to reduce the amount of current cash taxes payable. No change in the valuation allowance occurred during the period ended September 30, 2006. For the period ended September 30, 2005, the Company recorded a decrease in the valuation allowance which resulted in a reduction in the provision for income taxes.

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

Net Income

Net income for the three and nine months ended September 30, 2006 was approximately $5.6 million and $12.9 million, respectively, compared with net income of approximately $2.2 million and $6.6 million, respectively, for the same periods of 2005. The improved results for the three and nine months ended September 30, 2006 over the same periods in 2005 was primarily the result of an increase in revenues reflecting an increase in demand for the Company’s services which resulted in improved pricing and utilization of the Company’s wireline and well intervention services.

Back to Index

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, such as expanding its wireline and well intervention services, geographic expansion, manufacturing and upgrading trucks, skids and snubbing units, the addition of complementary service lines and funding general working capital needs. In addition, the Company could need capital to fund strategic business acquisitions. The Company’s primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt. With completion of the Company’s public offering in April 2006, the Company anticipates that it will rely on cash generated from operations, borrowings under its credit facility and possible debt and equity offerings to satisfy its liquidity needs. The Company believes that with the current and anticipated operating environment of the natural gas and oil industry, it will be able to meet its liquidity requirements for the remainder of 2006 and through September 2007. In addition to funding operating expenses, cash requirements for 2006 and through September 2007 are expected to be comprised mainly of amortization payments on indebtedness and funding capital improvements. The Company’s planned growth initiatives are expected to require capital expenditures of in excess of $100.0 million through approximately December 31, 2008. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, and more broadly, on the availability of debt and potentially equity financing, which will be affected by prevailing economic conditions in the Company’s industry, and general financial, business and other factors, some of which are beyond the Company’s control.

At September 30, 2006, the Company’s outstanding indebtedness included primarily senior secured indebtedness aggregating approximately $46.3 million and other indebtedness of approximately $1.7 million.

Cash provided by the Company’s operating activities was approximately $22.0 million (including a use of cash of $3.0 million for financing of the Company’s insurance premiums and $1.6 million for a change of control payment) for the nine months ended September 30, 2006 as compared to cash provided of approximately $13.1 million for the same period in 2005. The increase in cash provided by operating activities was due mainly as a result in the increase in demand for the Company’s services. During the nine months ended September 30, 2006, investing activities used cash of approximately $41.6 million for the acquisition of property, plant and equipment (including $11.7 million in deposits on future deliveries of coiled tubing, nitrogen pumping and fluid pumping units) as compared to $5.9 million for the same period in 2005. During the nine months ended September 30, 2006, financing activities used cash of approximately $36.7 million for principal payments on debt offset by net proceeds from the public offering and stock repurchases, exercise of options, bank and other borrowings and net draws on working capital revolving loans of approximately $58.1 million. During the nine months ended September 30, 2005, financing activities used cash of approximately $3.8 million for principal payments on debt offset by proceeds from bank and other borrowings and net draws on working capital revolving loans of approximately $573,000.

Back to Index

The Company and certain of the former holders of the equity securities purchased by the Company out of the proceeds Company’s public offering are currently involved in an arbitration proceeding regarding the allocation of fees and expenses related to the offering and deducted by the Company in arriving at the amounts payable to the former holders. There is a binding agreement to arbitrate, with a hearing anticipated in the first quarter of 2007. The Company believes that any additional amount determined to be payable to such persons would not be material to its financial condition.

Senior Secured Credit Agreement

On December 16, 2005, the Company entered into the Senior Secured Credit Agreement with GECC, providing for a term loan and revolving and capital expenditure credit facilities in an aggregate amount of $50.0 million. The Senior Secured Credit Agreement includes:

•

a revolving credit facility of up to $30.0 million ($14.5 million available at September 30, 2006), but not exceeding a borrowing base of 85% of the book value of eligible accounts receivable, less any reserves GECC may establish from time to time,

•	a term loan of $30.0 million, and
•

a one-year capital expenditure loan facility of up to $25.0 million ($20.0 available at September 30, 2006), but not exceeding the lesser of 80% of the hard costs of eligible capital equipment and 75% of the forced liquidation value of eligible capital equipment, subject to adjustment by GECC.

GECC’s agreement to make revolving loans expires on December 16, 2008 and its agreement to make capital expenditure loans expires on June 16, 2007, unless earlier terminated under the terms of the Senior Secured Credit Agreement. Based on the Leverage Ratio, the annual interest rate on borrowings under the revolving loan facility range from 0.50% to 1.5% above the index rate, and the annual interest rate on borrowings under the term loan and capital expenditure loan facilities range from 2.00% to 3.0% above the index rate. The index rate is a floating rate equal to the higher of (i) the rate publicly quoted from time to time by the Wall Street Journal as the prime rate, or (ii) the average of the rates on overnight Federal funds transactions among members of the Federal Reserve System plus 0.5%. Subject to the absence of an event of default and fulfillment of certain other conditions, the Company can elect to borrow or convert any loan and pay the annual interest at the LIBOR rate plus applicable margins, based on the Leverage Ratio, ranging from 1.5% to 2.5% on the revolving loan and ranging from 3.0% to 4.0% on the term loan and capital expenditure loan. At September 30, 2006 the interest rates were 9.3%, 8.9% and 8.9% for the revolving loan, term loan and capital expenditure loan, respectively.

Advances under the Senior Secured Credit Agreement are collateralized by a senior lien against substantially all of the Company’s assets.

Borrowings under the revolving loan are able to be repaid and re-borrowed from time to time for working capital and general corporate needs, subject to the Company’s continuing compliance with the terms of the agreement. Any amounts outstanding under the revolving loan are due and payable on December 16, 2008. The term loan is to be repaid in 12 consecutive quarterly installments of $1.1 million commencing January 1, 2006 with a final installment of $16.8 million due and payable on January 1, 2009. The capital expenditure loan is to be repaid in eight quarterly installments commencing January 1, 2007 and continuing thereafter with the first two installments to be equal to $250,000 and the last six installments to be equal to the sum of $250,000 plus 1/20th of the principal amount of the capital expenditure loan funded on or after August 14, 2006. A final ninth installment is due and payable on December 16, 2008 and is to be in the amount of the entire remaining balance of the capital expenditure loan.

Back to Index

The following table sets forth information as of September 30, 2006 with respect to the Company’s repayment obligations relating to its long term debt:

	Total	Prior to December 31, 2006	January 1, 2007 to December 31, 2008	January 1, 2009 to December 31, 2011	January 1, 2012 and thereafter

Long Term Debt	$48,019,754	$21,757,765	$14,446,512	$10,908,749	$906,728

Borrowings under the Senior Secured Credit Agreement are subject to certain mandatory pre-payments including, among other requirements, pre-payment out of a portion of the net proceeds of any sale of stock by the Company in a public offering. The Company must apply the net proceeds from any sale of its stock, other than on exercise of existing warrants and conversion rights, occurring before December 31, 2006 to the prepayment of loans. If the Company issues any shares of common stock, other than as described above, or any debt at any time, the Company is required to prepay the loans outstanding under the Senior Secured Credit Agreement in an amount equal to all such proceeds, net of underwriting discounts and commissions and other reasonable costs. The Company is also required to prepay annually, commencing with the fiscal year ending December 31, 2006, loans and other outstanding obligations under the Senior Secured Credit Agreement in an amount equal to 75% of the Company’s excess cash flow, as defined, for the immediately preceding fiscal year. At September 30, 2006, no excess cash flow payment is due.

Under the Senior Secured Credit Agreement, the Company is obligated to maintain compliance with a number of affirmative and negative covenants, including, among others, a prohibition on merging with, acquiring all or substantially all the assets or stock of, or otherwise combining with or acquiring, another person, incurring any indebtedness other than specified permitted indebtedness, and making any restricted payments, including payment of dividends, stock or warrant redemptions, repaying subordinated notes, except as otherwise permitted under the Senior Secured Credit Agreement. The financial covenants:

•	limit the maximum amount of capital expenditures the Company is permitted to make as follows (such amounts exclude amounts financed entirely with proceeds of its capital expenditure loan facility):

Period	Maximum Capital Expenditure Per Period

Year ended December 31, 2006	$45.0 million
Year ended December 31, 2007	$50.0 million
Each year ended December 31 thereafter	$40.0 million

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

Back to Index

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

At September 30, 2006, the Company is in compliance with all covenants under its Senior Secured Credit Agreement.

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

Forward-looking statements include, but are not limited to, the matters described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Qualitative and Quantitative Disclosures About Market Risk. Such forward-looking statements relate to the completion by the Company of its merger with Superior, the Company’s ability to generate improved revenues and maintain profitability and cash flow, which in turn are based on the stability and level of prices for natural gas and oil, predictions and expectations as to the fluctuations in the levels of natural gas and oil prices, pricing in the natural gas and oil services industry and the willingness of customers to commit for natural gas and oil well services, the Company’s ability to implement its intended business plans, which include, among other things, the implementation of its previously announced growth initiatives and business strategy and goals, the Company’s ability to raise additional debt or equity capital to meet its requirements and to implement its intended growth initiatives and to obtain additional financing to fund that growth when required, the Company’s ability to maintain compliance with the covenants of its credit agreement and obtain waivers of violations that occur and consents to amendments as required, the Company’s ability to compete in the premium natural gas and oil services market, the Company’s ability to re-deploy its equipment among regional operations as required, the Company’s ability to provide services using state of the art tooling and its ability to successfully integrate and operate the well intervention operations acquired from Bobcat.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

From time to time, the Company holds financial instruments comprised of debt securities and time deposits. All such instruments are classified as securities available for sale. At December 31, 2005 and September 30, 2006, the Company had no securities available for sale. The Company does not invest in portfolio equity securities, or commodities, or use financial derivatives for trading or hedging purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while, at the same time, seeking to achieve a favorable rate of return. The Company’s market risk exposure consists of exposure to changes in interest rates and to the risks of changes in the credit quality of issuers. The Company typically invests in investment grade securities with a term of three years or less. The Company believes that any exposure to interest rate risk is not material.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including William Jenkins, its President and Chief Executive Officer, and Ronald Whitter, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Jenkins and Mr. Whitter have concluded that these controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Back to Index

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

The following may be deemed to be a material change in the risk factors set forth under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

Failure to complete the merger with Superior could negatively impact the stock price and the future business and financial results of the Company.

Although the Company has agreed that its board of directors will, subject to fiduciary exceptions, recommend that its stockholders approve and adopt the merger agreement with Superior dated September 22, 2006, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, the Company will be subject to several risks, including the following:

•	The Company may be required to pay Superior $11.5 million, if the merger agreement is terminated under certain circumstances;
•

The current market price of the Company’s common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of the Company generally and a resulting decline in the market price of the Company’s common stock;

•	Certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by the Company whether or not the merger is completed;
•

There may be substantial disruption to the business of the Company and a distraction of its management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the Company;

•	The Company’s business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and
•

The Company would continue to face the risks that it currently faces as an independent company, as further described in the periodic reports and other documents the Company has filed with the Securities and Exchange Commission.

If the merger is not completed, these risks may materialize and may have a material adverse effect on the Company’s business, financial results, financial condition and stock price.

Back to Index

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

WARRIOR ENERGY SERVICES CORPORATION
(Registrant)
Date: November 9, 2006	/S/ William L. Jenkins

William L. Jenkins President and Chief Executive Officer

/S/ Ronald Whitter

Ronald Whitter Chief Financial Officer